Form 10-Q
period 1994-12-31
ATLAS CORP
filed 1995-02-13
CIK 8302

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

COMMISSION FILE NO. 1-2714

(Mark One)

( X )  Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

       For the quarterly period ended December 31, 1994
                                      -----------------

                                       or

(   )  Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

       For the transition period from ______________________

                                 to   ______________________


                               ATLAS CORPORATION
                     --------------------------------------
                     (Exact name of registrant as specified
                                in its charter)


           DELAWARE                                     13-5503312
- - - - -------------------------------                     ------------------
(State or other jurisdiction of                     (I. R. S. Employer
incorporation or organization)                      Identification No.)


             370 SEVENTEENTH STREET, SUITE 3150, DENVER, CO  80202
             -----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                (303) 825-1200
                        -------------------------------
                        (Registrant's telephone number)
                             (including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                  Yes X  No
                                     ---   ---


As of February 9, 1995, 18,577,500 shares of Common Stock, par value $1 per share, were issued and outstanding.

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
         --------------------

                     ATLAS CORPORATION AND ITS SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                  (Unaudited)

                                               December 31,   June 30,
                                                   1994         1994
                                               -------------  ---------
ASSETS
- - - - ------

CURRENT ASSETS:
 Cash and short-term investments                  $ 11,789   $  3,767
 Trade accounts and other receivables                  787        970
 Inventories (Note 5)                                  250      1,367
 Prepaid expenses and other current assets             273        212
                                                  --------   --------
   Total current assets                             13,099      6,316

Property, plant and equipment                       47,389     50,476
Less, accumulated depreciation,
 depletion, amortization and impairment            (44,645)   (47,637)
                                                  --------   --------
                                                     2,744      2,839
Investment in unconsolidated
 subsidiary (Note 12)                               37,474          -
Other assets (Note 7)                                6,932     10,692
                                                  --------   --------
                                                  $ 60,249   $ 19,847
                                                  ========   ========

LIABILITIES
- - - - -----------

CURRENT LIABILITIES:
 Trade accounts payable                                619      2,109
 Accrued liabilities (Note 7)                        4,303      4,446
                                                  --------   --------
   Total current liabilities                         4,922      6,555

Convertible debenture (Note 8)                       3,500      3,500
Other long-term liabilities (Note 7)                12,374     12,267

STOCKHOLDERS' EQUITY (DEFICIT)
- - - - ------------------------------

Common stock                                        18,567      9,410
Capital in excess of par value                      68,929     31,555
Retained deficit                                   (48,398)   (43,440)
Currency translation adjustment                        355          -
                                                  --------   --------
   Total stockholders' equity
     (deficit)                                      39,453     (2,475)
                                                  --------   --------
                                                  $ 60,249   $ 19,847
                                                  ========   ========

See notes to consolidated financial statements.

                     ATLAS CORPORATION AND ITS SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                Three Months Ended          Six Months Ended
                                    December 31,              December 31,
                             --------------------------  ----------------------
                                 1994          1993        1994        1993
                             ------------  ------------  --------  ------------

Mining revenue                 $     -        $7,192     $ 2,328      $14,171

Production costs                     -         6,707       3,031       12,743
Shutdown and standby costs           -             -       1,275            -
Exploration costs                  315           423       1,105        1,273
General and administrative         800           738       1,372        1,835
                               -------        ------     -------      -------

  Loss from operations          (1,115)         (676)     (4,455)      (1,680)
                               -------        ------     -------      -------

Interest income                    273            71         336          127
Interest expense                  (102)         (148)       (218)        (232)
Equity in unconsolidated
 subsidiary (Note 12)             (364)            -        (364)           -
Forfeiture of deposit
 (Note 11)                      (1,144)            -      (1,144)           -
Other income                        41            46          41           63
                               -------        ------     -------      -------

  Loss from continuing
   operations                   (2,411)         (707)     (5,804)      (1,722)

  Income from discontinued
   operations (Note 10)            846         1,300         846        1,402
                               -------        ------     -------      -------

   Net income (loss)           $(1,565)       $  593     $(4,958)     $  (320)
                               =======        ======     =======      =======


PER SHARE OF COMMON STOCK
 AND COMMON STOCK
  EQUIVALENTS:
Loss from continuing
 operations                    $  (.15)       $ (.09)    $  (.40)     $  (.23)
Income from discontinued
 operations                        .05           .17         .06          .19
                               -------        ------     -------      -------
Net income (loss)              $  (.10)       $  .08     $  (.34)     $  (.04)
                               =======        ======     =======      =======

Average number of common
 and common equivalent
 shares outstanding
 during each period             16,389         7,836      14,522        7,336
                               =======        ======     =======      =======


See notes to consolidated financial statements.

                     ATLAS CORPORATION AND ITS SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                         Six Months Ended
                                                           December 31,
                                                        -------------------
                                                          1994       1993
                                                        ---------  --------
OPERATING ACTIVITIES:
 Net loss                                               $ (4,958)  $  (320)
  Gain from discontinued operations                         (846)   (1,402)
  Add (deduct) non-cash items:
   Depreciation, depletion, amortization                     379     2,939
   Equity in unconsolidated subsidiary                       364         -
   Shutdown and standby costs (net)                          584         -
   Issuance of stock for 401k plan                            68         -
   Issuance of stock in lieu of interest payment              90         -
   Net change in non-cash items related
     to operations (Note 6)                                  844      (541)
                                                        --------   -------
       Cash provided by (used in) continuing
         operations                                       (3,475)      676
                                                        --------   -------
 From discontinued operations:
  Income from discontinued operations                        846     1,402
  Change in accounts receivables                             475      (400)
  Change in other assets                                       -      (400)
  Change in long-term liabilities                              -      (102)
  Change in estimated uranium reclamation costs             (746)     (188)
                                                        --------   -------
     Cash provided by discontinued operations                575       312
                                                        --------   -------

     Cash provided by (used in) operating activities      (2,900)      988
                                                        --------   -------

INVESTING ACTIVITIES:
 Additions to property, plant and equipment                 (328)   (3,400)
 Investment in unconsolidated subsidiary                 (35,640)        -
 Proceeds from the sale of equipment                         516       434
                                                        --------   -------
     Cash provided by investing activities               (35,452)   (2,966)
                                                        --------   -------

FINANCING ACTIVITIES:
 Borrowings from short-term note                           3,550         -
 Repayment of short-term note                             (3,550)   (2,420)
 Proceeds from the issuance of common stock               50,054     4,875
 Proceeds from the issuance of convertible debt                -     3,500
 Costs associated with the issuance of
   debenture and stock                                    (3,680)     (625)
                                                        --------   -------
     Cash provided by financing activities                46,374     5,330
                                                        --------   -------

     Increase in cash and cash equivalents                 8,022     3,352

CASH AND CASH EQUIVALENTS:
    Beginning of period                                    3,767     1,734
                                                        --------   -------
    End of period                                       $ 11,789   $ 5,086
                                                        ========   =======

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. On August 15, 1994, the Company acquired approximately 37.2% of the common stock of Granges, Inc., a Canadian precious metals mining company. The Company follows the equity method of accounting for investments in common stock of operating companies 20% to 50% owned.

    The Company follows the principles of Statement of Financial Account Standards No. 52, "Foreign Currency Translation," using the U.S. dollar as the functional currency for the operations of it's unconsolidated Canadian subsidiary. Accordingly, all assets and liabilities of the foreign subsidiary are translated into U.S. dollar using the exchange rate prevailing at the balance sheet date, while income and expense items are translated at the weighted average exchange rate prevailing for the period. Exchange gains and losses are deferred and shown as a currency translation adjustment in shareholders' equity until transferred to earnings when the net investment in the foreign operation is reduced.

2. The financial information contained in this report reflects all adjustments which are of a normal recurring nature that the Registrant considers necessary for a fair presentation of the results of operations for the periods indicated.

3. There would be no dilution of earnings per share as a result of the Option Warrants to Purchase Common Stock or stock options during the periods presented.

4. The Registrant regularly assesses its ability to recover the carrying value of its assets and recognizes an impairment when it is determined that the remaining unamortized costs cannot be recovered from undiscounted cash flows over the remaining mine life.

5.  Inventories consisted of the following:

                                               December 31,    June 30,
                                                   1994          1994
                                               ------------  -----------
      Raw materials                              $      -     $  360,000
      Work in process                                   -        593,000
      Finished goods                                    -         64,000
      Other                                       250,000        350,000
                                                 --------     ----------
                                                 $250,000     $1,367,000
                                                 ========     ==========

6. The components of the net change in items other than cash related to operating activities as reflected in the Consolidated Statements of Cash Flows are as follows:

                                                   Six Months Ended
                                                     December 31,
                                               -------------------------
Add (deduct) items other than cash:                1994         1993
                                               ------------  -----------
       Trade accounts and other receivables    $   (12,000)   $  13,000
       Inventories                                 388,000      108,000
       Prepaid expenses and other current
        assets                                    (138,000)      60,000
       Other assets                              1,917,000      132,000
       Trade accounts payable                   (1,474,000)     519,000
       Accrued liabilities                        (167,000)    (877,000)
       Other long-term liabilities                 330,000     (496,000)
                                               -----------    ---------
                                               $   844,000    $(541,000)
                                               ===========    =========

7.  OTHER ASSETS CONSIST OF THE FOLLOWING:

                                                       December 31,   June 30,
                                                           1994         1994
                                                       ------------  -----------
 Restricted cash:
  Collateral for a $6,500,000 letter
   of credit (a)                                        $ 4,225,000  $ 6,500,000
  Collateral for Bureau of Land Management
   reclamation bonds (b)                                  1,972,000    1,493,000
 Deposit paid for Granges Inc. shares                             -    1,843,000
 Deposit paid for Dakota Mining
  Corporation shares (Note 11)                                    -      525,000
 Other                                                      735,000      331,000
                                                        -----------  -----------
                                                        $ 6,932,000  $10,692,000
                                                        ===========  ===========

 (a) Securing the performance of the Registrant's uranium reclamation obligation.
 (b) Securing the performance of the Registrant's Gold Bar reclamation obligation.

OTHER ACCRUED LIABILITIES CONSISTED OF THE FOLLOWING:

                                                       December 31,     June 30,
                                                           1994           1994
                                                       ------------  -----------
 Accrued compensation                                   $   383,000  $   596,000
 Mine reclamation accrual                                   100,000      300,000
 Reclamation and uranium shut down
   cost, short-term                                       1,000,000    1,300,000
 Accrued asbestos reclamation costs (Note 9)                892,000    1,400,000
 Mine shutdown and standby costs                            409,000            -
 Other                                                    1,519,000      850,000
                                                        -----------  -----------
                                                        $ 4,303,000  $ 4,446,000
                                                        ===========  ===========

OTHER LIABILITIES, LONG-TERM CONSISTED OF THE
 FOLLOWING:
                                                       December 31,     June 30,
                                                           1994           1994
                                                       ------------  -----------
 Reclamation and uranium shut down
   cost, long-term                                      $ 5,452,000  $ 5,899,000
 Pension and deferred compensation
   arrangements                                           1,397,000    1,335,000
 Mine reclamation accrual                                 3,253,000    3,100,000
 Accrued postretirement benefit obligation                1,218,000    1,203,000
 Other                                                    1,054,000      730,000
                                                        -----------  -----------
                                                        $12,374,000  $12,267,000
                                                        ===========  ===========

    The Registrant believes that all accruals related to estimated shutdown expenses, reclamation and litigation obligations are adequate, but are subject to adjustment to reflect actual costs incurred.

8. On September 20, 1993, the Registrant closed under a Securities Purchase Agreement with Phoenix Financial Holdings, Inc. which provided for the sale by the Registrant for an aggregate of $8,375,000 of (i) 1,500,000 shares of the Registrant's Common Stock, (ii) a Redeemable Convertible Debenture due 1998 of the Registrant in the principal amount of $3,500,000, which is convertible as to principal into Common Stock at the rate of $4.00 per share and bears interest at the rate of 9% per annum payable in cash or Common Stock at the rate of $4.00 per share, and (iii) Warrants to purchase for three years 2,000,000 shares of Common Stock at $3.625 per share. Of such securities, the 1,500,000 shares of the Registrant's Common Stock and 750,000 of the Warrants to Purchase Common Stock were sold to various investors in a private placement underwritten by First Marathon Securities Limited.

9. During fiscal year 1988, the United States Environmental Protection Agency (the "EPA") notified the Registrant that it was one of several potentially responsible parties ("PRPs") for cleanup costs incident to the presence of asbestos and other materials ("Contaminants") at the Registrant's former asbestos mine and mill site (the "Mine and Mill Site") near Coalinga, California and in the City of Coalinga (the "City of Coalinga Site"). A prolonged period of inquiry and administrative process concerning this matter followed.

    In fiscal years 1993 and 1991, the Registrant established a reserve of, and recorded as an expense, $600,000 and $3,000,000, respectively, to cover the Registrant's share of costs that may be incurred in connection with the foregoing matters. This accrual reflects participation by the Bureau of Land Management which has also been identified as a PRP to the Mine and Mill Site. In fiscal year 1992, the Registrant instituted legal action against thirteen insurance carriers which had issued insurance policies over a period of more than 25 years, with respect to the Mine and Mill Site and the City of Coalinga Site. During the second, third and forth quarters of fiscal year 1994, the Registrant reached settlement with a number of the carriers and recorded respectively, a gain from discontinued operations of $1,300,000, $222,000 and $475,000. The Registrant continues to negotiate and believes that the remaining reserve is adequate, but the reserve is still subject to further adjustment to reflect the actual costs incurred. The remedial action plan, which has been approved by the EPA, commenced October 1994 and is scheduled to be completed within the fiscal year.

10. The Registrant is obligated to decommission and reclaim its uranium mill site located near Moab, Utah. Since the Registrant has discontinued its uranium operations and permanently shut down its uranium mill and mines, estimated shut-down expenses, including reclamation costs, of $17,406,000 were accrued at June 30, 1987. The balance in this accrual at December 31, 1994 was $6,452,000 and the reclamation plan extends over the next six to eight years. Title X of the "The Comprehensive National Energy Policy Act" ("Title X"), which was enacted in October 1992, provides for the reimbursement of reclamation expenses related to uranium sites with tailings generated by Atomic Energy Commission contracts. With respect to the Registrant's discontinued uranium operations, 56% of the tailings were generated under such contracts and the Registrant's liability for discontinued uranium operations will be reduced by this Government cost sharing program. The Registrant believes the accrual, when combined with anticipated reimbursements of future reclamation costs under the Title X program, is sufficient to cover future reclamation costs.

    Title X provides for the reimbursement of both past and future reclamation costs. The Registrant has submitted a claim to the Department of Energy under Title X of approximately $5 million for reclamation costs incurred from fiscal year 1987 through fiscal year 1994.Under such a claim, the Registrant would receive reimbursement of approximately $2.8 million. The Registrant has received notification that the Department of Energy has given interim approval on approximately $4.5 million of the claim and $2.5 million in reimbursement. The Registrant is currently providing supplemental information to the original claim in order to obtain approval on the remaining $0.5 million in costs disallowed under the interim approval. On December 29, 1994 the Registrant received $846,000 as a partial payment of the approved interim reimbursement which was recorded as income from discontinued operations. The timing on the repayment of the remaining approved reimbursements can not be forecast as the annual funding to the Title X program is a function of Congressional approval.

11. On August 15, 1994, Atlas completed the purchase from M.I.M. (Canada) Inc. (M.I.M.) of 12,694,200 common shares of Granges Inc. ("Granges"). The purchase price was Cdn. $4.00 per share, or an aggregate purchase price of Cdn. $50,776,800. The shares acquired by Atlas constitute approximately 37.2% of the currently issued and outstanding shares of Granges.

    Granges is a Canadian-based precious metals mining company whose shares are traded on the Toronto Stock Exchange and the American Stock Exchange. At September 30, 1994, Granges had a reported cash position of approximately Cdn. $47 million, a large portfolio of exploration properties and a 50.5% ownership in Hycroft Resources and Development Corporation, which operates the Crofoot/Lewis gold mine near Winnemucca, Nevada.

    Pursuant to an agreement dated May 13, 1994 between Atlas and Granges, Atlas has representation on Granges' Board of Directors proportionate to Atlas' share interest. In addition, Atlas agreed not to increase its position from time to time to more than 40% without making the same offer to all Granges shareholders. On August 17, 1994, following the completion of the purchase of the Granges Shares and pursuant to the May 13, 1994 agreement, three of the four MIM nominees on Granges' eight-person Board of Directors resigned and were replaced by Atlas nominees.

    On May 31, 1994, Atlas, Dakota Mining Corporation ("Dakota") and VenturesTrident, L.P. and VenturesTrident II, L.P. (collectively, the "VenturesTrident Partnerships") entered into a letter of intent (the "Dakota Agreement") providing for (i) the purchase of 1,500,000 common shares of Dakota (the "VenturesTrident Shares") from the VenturesTrident Partnerships, for an aggregate purchase price of $6,000,000 and, subject to the completion of the purchase of the VenturesTrident Shares, (ii) the subscription by Atlas to 3,100,000 newly-to-be issued convertible preferred shares of Dakota, carrying a cumulative semi-annual dividend at a rate of 6% per annum (payable in common shares of Dakota) and convertible at any time into common shares of Dakota on a one-for-one basis, such shares to be purchased at a purchase price equal to 120% of the simple average of closing on the American Stock Exchange for the 20 trading days immediately following the closing of the purchase of the VenturesTrident Shares (subject to the minimum price of $3.00 per share and maximum price of $4.00 per share, or an aggregate minimum purchase price of $9,300,000 and an aggregate maximum purchase price of $12,400,000). The preferred shares would be redeemable at the option of Dakota after four years and at the option of Atlas after six years. Pursuant to the Dakota Agreement, Atlas paid $525,000 to the VenturesTrident Partnerships as a deposit against the purchase price. The deposit was non-refundable, to be retained by the VenturesTrident Partnerships in the event the transaction was not concluded. On July 20, 1994, Atlas and the VenturesTrident Partnerships amended the Dakota Agreement to provide that, on the closing of the first portion of the offering of the Units (see below), Atlas would pay an additional non-refundable $475,000 deposit to the VenturesTrident Partnerships, with the remaining $5,000,000 owing to the VenturesTrident Partnerships to be payable at closing.

    On October 28, 1994, the Company determined that it was in the best interests of its shareholders not to proceed with the acquisition of the Dakota shares held by the VenturesTrident Partnerships and forfeit its $1,000,000 in nonrefundable deposits. Costs of $144,000 incurred in conjunction with the Dakota transaction were also expensed. Under the terms of the letter of intent as written, the Company believes it had no obligation to proceed with the related equity infusion into Dakota.

    Dakota has issued a press release asserting that the Company has a contractual obligation to purchase the 3,100,000 convertible preferred shares of Dakota, and that a portion of the proceeds of the private placement of Units (which was completed on December 15, 1994) should be applied to the purchase of such convertible preferred shares. Dakota stated that it believes that Atlas has a binding obligation to acquire the convertible preferred stock and it intends to pursue every course of action available to it in order to enforce its rights under the terms of the Dakota Agreement. The Company does not know whether any suit shall be commenced, and it is not possible for the Company to predict the outcome, if and when any such suit is brought. However, in the event a suit is brought, the Company intends to defend against it vigorously.

    In order to finance the above transactions, Atlas conducted a private placement of 9,090,909 Units of Atlas securities during the summer of 1994 for a purchase price of $5.50 per Unit, each Unit consisting of one share of Atlas common stock and one-half of a warrant (exercisable for five years) to purchase a share of Atlas common stock at an exercise price of $7.00 per share. The first portion of such private placement, consisting of the sale of 6,486,809 Units for an aggregate purchase price of $35,677,450, was completed on August 15, 1994, and the proceeds thereof were applied primarily to the payment of the Cdn. $48,237,960 balance of the purchase price for the Granges Shares. In connection with closing the first portion of the private placement, Atlas entered into a $3.5 million secured, short-term credit agreement with Gerald Metals, Inc. to cover, among other things, certain expenses of the private placement. Atlas pledged to Gerald Metals, Inc. the Granges Shares as part of the security for such loan.

    The second portion of the private placement, which consisted of the sale of an additional 2,604,100 Units for an aggregate purchase price of $14,322,550, was completed on December 15, 1994 following the approval at a Special Meeting of the Shareholders of a proposal to increase the authorized share capital of Atlas. The Special Meeting was required due to the Company, after completing the first portion of the offering, not having sufficient authorized common stock to be issued and reserved for issuance in connection with the second portion of the offering. Upon release of the funds from the closing of the second portion, Atlas repaid the remaining balance of $800,000 due on the Gerald Metals, Inc. short-term security agreement. Accordingly, Gerald Metals, Inc. released all encumbrances and liens on the assets of Atlas, including the Granges Shares.

12. For the quarter ended September 30, 1994, the Company reported the results of Granges, Inc. ("Granges"), under the equity method, on a current basis. Due to a difference in fiscal year ends and the inability to obtain timely financial information for Granges for its quarter ended December 31, 1994, the Company will implement a three month lag period in reporting the results of operations of Granges. As a result, the Company's equity in earnings (loss) of unconsolidated subsidiary for the three and six month period ended December 31, 1994 and the foreign currency translation adjustment, recorded in the Shareholder's Equity section of the Balance Sheet as of December 31, 1994, reflects Granges' results of operations and currency translation adjustments as of September 30, 1994 and for the three months then ended. A summarized Statement of Operations (Unaudited) of Granges Inc. for the three month period ended September 30, 1994 is presented below:

                                                  Three Months
                                                      Ended
                                                 Sept. 30, 1994
                                                 --------------

        Sales                                      $15,344,000
        Cost of sales                               11,869,000
        Depreciation, depletion & amortization       1,891,000
                                                   -----------
        Gross margin                                 1,584,000

        Net income (loss)                          $(1,148,000)
                                                   ===========

    Under the equity method, the Company reported a loss of $364,000 for the period August 15, 1994 (date of acquisition) to September 30, 1994. The excess of cost of investment over the net assets acquired was amortized on a unit of production (gold ounces) basis and is included in the reported loss.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

          Gold production during the six months ended December 31, 1994 decreased to 7,520 ounces from 37,600 ounces produced during the six months ended December 31, 1993 as a result of the temporary suspension of milling in September of 1994 and the processing of lower grade stockpiled material prior to the interruption. Production for the three months ended December 31, 1994 was 1,500 ounces compared to 18,700 for the three months ending December 31, 1993. The production of 1,500 ounces in the second quarter of fiscal year 1995 was due solely to the final processing of the in-process mill inventory following the interruption of mill feed. The mining revenues reflected the decrease in production by declining to $0 and $2,328,000 for the three and six months ended December 31, 1994 from $7,192,000 and $14,171,000 for the three and six months ended December 31, 1993. The proceeds from the sale of the in-process mill inventory (1,500 ounces) was recorded as a reduction of the shutdown and standby costs of $1,275,000 recorded in the first quarter of fiscal year 1995.

          Production costs of $6,707,000 and $12,743,000 for the three and six months ended December 31, 1993 decreased to $0, and $3,031,000 for the three and six months ended December 31, 1994. The decrease is a result of the suspension of milling in late September 1994. Costs associated with placing the Gold Bar Mine on temporary shutdown and standby through the end of the fiscal year were estimated at $1,275,000 and were accrued in September 1994.

          General and administrative costs for the three and six months ended December 31, 1994, increased $62,000 and decreased $463,000, respectively, compared to the comparable periods in fiscal year 1993. General and administrative costs for the three months ended December 31, 1994 includes approximately $170,000 for the payment of severance costs under the terms of his employment agreement to Michael P. Gross, the former Senior Vice President and Chief Operating Officer of the Company. The six month period ended December 31, 1993 includes $490,000 in payments to former officers that were made in satisfaction of employment agreements and severance packages in September 1993 arising out of the change of control discussed in Note 8 of Part 1 above.

          The Registrant's revenue and income for the periods set forth above are not necessarily indicative of the results in any future period due to the suspension of both mining and milling at the Gold Bar Mine. Management is continuing its ongoing economic evaluations and optimization studies.

          Working capital was $8,218,000 at December 31, 1994 and $3,354,000 at December 31, 1993. The Registrant's current ratio is 2.68 to 1 at December 31, 1994, compared to 1.53 to 1 at December 31, 1993. The improved working capital position is primarily a result of the proceeds received on the closing of the second portion of the $50 million financing on December 15, 1994. During the three month period ended December 31, 1994, the Registrant also renegotiated collateral requirements for reclamation bonds which reduced the level of cash collateral required by approximately $2,900,000 and allowed the Registrant to reduce the loan amount due Gerald Metals, Inc. under the short-term credit facility. Management will utilize the $8.2 million in working capital as of December 31, 1994 to address the lack of cashflow from current operations. The Registrant intends to address this problem by pursuing: 1) business combination strategies with Granges Inc. (the Registrant currently owns 37.2% of the outstanding stock), 2) alternatives for resumption of mining at the Gold Bar Mine,
          3) development of the Tucker Hill perlite deposit and 4) acquisitions.

          The Registrant's capital expenditures in the quarter ended December 31, 1994 were $48,000, all of which were for the development of the Registrant's Tucker Hill perlite property. Funds required for the further development of the Gold Bar Mine and the Tucker Hill perlite property will, to the extent possible, be obtained from current working capital, joint ventures, and project borrowings.

          The Registrant believes that it can meet the estimated closing and reclamation costs of its uranium and gold mining operations from current working capital, from the sale of non-core assets, from the aggregate $6,197,000 cash collateral for a letter of credit and reclamation bonds relating to these costs and from the proceeds of reimbursements made under the government cost sharing program discussed in Note 10 of the financial statements.

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          -----------------

          None

ITEM 2.   CHANGES IN SECURITIES
          ---------------------

          At the Special Meeting of Shareholders of the Registrant held on December 15, 1994, a proposal to increase the number of authorized shares of Common Stock, par value $1, of the Registrant from 25,000,000 shares to 50,000,000 shares was adopted. The increase in the number of authorized shares of Common Stock has no effect on the rights of holders of such securities.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          A Special Meeting of Stockholders of the Registrant was held on December 15, 1994. At the meeting a proposal recommending the amendment to the Registrant's Certificate of Incorporation to increase the number of authorized shares of Common Stock, par value $1.00, of the Registrant from 25,000,000 shares to 50,000,000 was adopted, the holders of 6,945,218 shares having voted for the proposal, the holders of 1,003,283 shares having voted against the proposal and the holders of 53,037 shares having abstained from voting on the proposal.


ITEM 5.   OTHER INFORMATION
          -----------------

          None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          a.  Exhibits

              None

          b.  Reports filed on Form 8-K

              On October 28, 1994, a Form 8-K/A was filed amending the
              Form 8-K filed on August 26, 1994, reporting the closing of the securities purchase agreement referred to in Note 11 to the Financial Statements.

              On October 31, 1994, a Form 8-K was filed reporting the decision of the Registrant not to proceed with the Dakota Share Acquisition referred to in Note 11 to the Financial Statements.

             On November 28, 1994, a Form 8-K was filed reporting the intention of the Registrant to pursue a longer term strategy for a business combination with Granges Inc. and Hycroft Resources and Development Corporation.

             On December 22, 1994, a Form 8-K was filed reporting the closing of the second portion of the $50 million financing referred to in Note 11 to the Financial Statements.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  ATLAS CORPORATION
                                           --------------------------------
                                                     (Registrant)



Date  February 10, 1995                           /s/ STEVE MANZ
      -----------------                    --------------------------------
                                                     Steve Manz
                                               Chief Financial Officer