Form 10-Q
period 1995-03-31
ATLAS CORP
filed 1995-05-15
CIK 8302

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

COMMISSION FILE NO. 1-2714

(Mark One)

( X )  Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

       For the quarterly period ended March 31, 1995
                                      --------------

                                       or

(   )  Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

       For the transition period from ______________________
                                 to   ______________________

                               ATLAS CORPORATION
               -----------------------------------------------
                    (Exact name of registrant as specified
                                in its charter)


           DELAWARE                                       13-5503312
- -------------------------------                     -------------------
(State or other jurisdiction of                     (I. R. S. Employer
incorporation or organization)                      Identification No.)


             370 SEVENTEENTH STREET, SUITE 3150, DENVER, CO  80202
             -----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                (303) 825-1200
                         --------------------------------
                         (Registrant's telephone number)
                             (including area code)


Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                  Yes X  No
                                     ---   ---


As of May 10, 1995, 18,577,500 shares of Common Stock, par value $1 per share, were issued and outstanding.

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
         --------------------

                     ATLAS CORPORATION AND ITS SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                  (Unaudited)

                                              March 31,   June 30,
                                                 1995       1994
                                              ----------  ---------
ASSETS
- --------------------------------------------

CURRENT ASSETS:
 Cash and short-term investments               $  6,485   $  3,767
 Trade accounts and other receivables               137        970
 Inventories (Note 5)                               250      1,367
 Prepaid expenses and other current assets          260        212
                                               --------   --------
   Total current assets                           7,132      6,316

Property, plant and equipment                    47,557     50,476
Less, accumulated depreciation,
 depletion, amortization and impairment         (44,652)   (47,637)
                                               --------   --------
                                                  2,905      2,839
Investment in unconsolidated
 subsidiary (Note 12)                            36,203          -
Other assets (Note 7)                             9,433     10,692
                                               --------   --------
                                               $ 55,673   $ 19,847
                                               ========   ========

LIABILITIES
- -----------

CURRENT LIABILITIES:
 Trade accounts payable                        $    290   $  2,109
 Accrued liabilities (Note 7)                     2,513      4,446
                                               --------   --------
   Total current liabilities                      2,803      6,555

Convertible debenture (Note 8)                    3,500      3,500
Other long-term liabilities (Note 7)             11,995     12,267

STOCKHOLDERS' EQUITY (DEFICIT)
- ------------------------------

Common stock                                     18,578      9,410
Capital in excess of par value                   68,941     31,555
Retained deficit                                (49,875)   (43,440)
Currency translation adjustment (Note 12)          (268)         -
                                               --------   --------
   Total stockholders' equity
     (deficit)                                   37,375     (2,475)
                                               --------   --------
                                               $ 55,673   $ 19,847
                                               ========   ========

See notes to consolidated financial statements.

                     ATLAS CORPORATION AND ITS SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                 Three Months Ended          Nine Months Ended
                                      March 31,                    March 31,
                             ----------------------------  --------------------
                                 1995           1994         1995       1994
                             -------------  -------------  --------  ----------

Mining revenue                    $     -        $ 3,252   $ 2,328     $17,423

Production costs                        -          5,177     3,031      17,920
Shutdown and standby costs              -              -     1,275           -
Exploration costs                     324            313     1,429       1,586
General and administrative            567            644     1,939       2,479
                                  -------        -------   -------     -------

  Loss from operations               (891)        (2,882)   (5,346)     (4,562)
                                  -------        -------   -------     -------

Interest income                       155            108       491         235
Interest expense                      (94)           (92)     (312)       (324)
Equity in loss of
 unconsolidated
 subsidiary (Note 12)                (648)             -    (1,012)          -
Forfeiture of deposit
 (Note 11)                              -              -    (1,144)          -
Other income                            1            110        42         173
                                  -------        -------   -------     -------

  Loss from continuing
   operations                      (1,477)        (2,756)   (7,281)     (4,478)

  Income from discontinued
   operations (Note 10)                 -            279       846       1,681
                                  -------        -------   -------     -------

   Net loss                       $(1,477)       $(2,477)  $(6,435)    $(2,797)
                                  =======        =======   =======     =======


PER SHARE OF COMMON STOCK
 AND COMMON STOCK EQUIVALENTS:
Loss from continuing
 operations                       $  (.08)       $  (.30)  $  (.46)    $  (.57)
Income from discontinued
 operations                             -            .03       .05         .22
                                  -------        -------   -------     -------
Net loss                          $  (.08)       $  (.27)  $  (.41)    $  (.35)
                                  =======        =======   =======     =======

Average number of common
 and common equivalent
 shares outstanding
 during each period                18,574          9,031    15,873       7,901
                                  =======        =======   =======     =======


See notes to consolidated financial statements.


                                                                    Page 3 or 41

                     ATLAS CORPORATION AND ITS SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                     Nine Months Ended
                                                         March 31,
                                                    -------------------
                                                      1995       1994
                                                    ---------  --------
OPERATING ACTIVITIES:
 Net loss                                           $ (6,435)  $(2,797)
  Gain from discontinued operations                     (846)   (1,681)
  Add (deduct) non-cash items:
   Depreciation, depletion, amortization                 386     4,061
   Equity in loss of unconsolidated subsidiary         1,012         -
   Shutdown and standby costs (net)                      508         -
   Forfeiture of deposit                                 525         -
   Issuance of stock for 401k plan                        90         -
   Issuance of stock in lieu of interest payment          90         -
   Net change in non-cash items related
     to operations (Note 6)                             (952)     (827)
                                                    --------   -------
       Cash used in continuing operations             (5,621)   (1,244)
                                                    --------   -------
 From discontinued operations:
  Income from discontinued operations                    846     1,681
  Change in accounts receivables                         875      (800)
  Change in long-term liabilities                          -      (102)
  Change in estimated uranium reclamation costs       (1,110)     (433)
                                                    --------   -------
     Cash provided by discontinued operations            611       346
                                                    --------   -------

     Cash used in operating activities                (5,011)     (898)
                                                    --------   -------

INVESTING ACTIVITIES:
 Additions to property, plant and equipment             (496)   (4,303)
 Investment in unconsolidated subsidiary             (35,640)        -
 Investment in common stock of mining company         (3,000)
 Proceeds from the sale of equipment                     491       434
                                                    --------   -------
     Cash used in investing activities               (38,645)   (3,869)
                                                    --------   -------

FINANCING ACTIVITIES:
 Borrowings from short-term note                       3,550         -
 Repayment of short-term note                         (3,550)   (3,524)
 Proceeds from the issuance of common stock           50,054    12,421
 Proceeds from the issuance of convertible debt            -     3,500
 Costs associated with the issuance of
   debenture and stock                                (3,680)   (1,300)
                                                    --------   -------
     Cash provided by financing activities            46,374    11,097
                                                    --------   -------

     Increase in cash and cash equivalents             2,718     6,330

CASH AND CASH EQUIVALENTS:
    Beginning of period                                3,767     1,734
                                                    --------   -------
    End of period                                   $  6,485   $ 8,064
                                                    ========   =======

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. On August 15, 1994, the Company acquired approximately 37.2% of the common stock of Granges Inc. ("Granges"), a Canadian precious metals mining company. Through an amalgamation of Granges and Hycroft Resources and Development Corporation, effective May 1, 1995, the Company's ownership of the amalgamated company became 27.7% (see Note 11). The Company follows the equity method of accounting for investments in common stock of operating companies 20% to 50% owned.

    The Company follows the principles of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," using the U.S. dollars as the functional currency for the operations of its unconsolidated Canadian subsidiary. Accordingly, all assets and liabilities of the foreign subsidiary are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date, while income and expense items are translated at the weighted average exchange rate prevailing for the period. Exchange gains and losses are deferred and shown as a currency translation adjustment in shareholders' equity.

2. The financial information contained in this report reflects all adjustments which are of a normal recurring nature that the Company considers necessary for a fair presentation of the financial position and of the results of operations for the periods indicated.

3. There would be no dilution of earnings per share as a result of the exercise of outstanding warrants or stock options during the periods presented.

4. The Company regularly assesses its ability to recover the carrying value of its assets and recognizes an impairment when it is determined that the remaining unamortized costs cannot be recovered from undiscounted cash flows over the remaining mine life.

5.  Inventories consisted of the following:

                         March 31,   June 30,
                           1995        1994
                         ---------  -----------
      Raw materials       $      -   $  360,000
      Work in process            -      593,000
      Finished goods             -       64,000
      Other                250,000      350,000
                          --------   ----------
                          $250,000   $1,367,000
                          ========   ==========

6. The components of the net change in items other than cash related to operating activities as reflected in the Consolidated Statements of Cash Flows are as follows:

                                                   Nine Months Ended
                                                       March 31,
                                               --------------------------
Add (deduct) items other than cash:                1995          1994
                                               ------------  ------------
       Trade accounts and other receivables    $   (42,000)  $    (6,000)
       Inventories                                 754,000       383,000
       Prepaid expenses and other current
        assets                                    (124,000)      367,000
       Other assets                              1,891,000       133,000
       Trade accounts payable                   (1,819,000)      (17,000)
       Accrued liabilities                      (1,927,000)   (1,224,000)
       Other long-term liabilities                 315,000      (463,000)
                                               -----------   -----------
                                               $  (952,000)  $  (827,000)
                                               ===========   ===========

7.  OTHER ASSETS CONSIST OF THE FOLLOWING:

                                                         March 31,    June 30,
                                                           1995         1994
                                                        -----------  -----------
 Restricted cash:
  Collateral for a $6,500,000 letter
   of credit (a)                                        $ 3,763,000  $ 6,500,000
  Collateral for Bureau of Land Management
   reclamation bonds (b)                                  1,877,000    1,493,000
 Deposit paid for Granges Inc. shares                             -    1,843,000
 Deposit paid for Dakota Mining
  Corporation shares (Note 11)                                    -      525,000
 Investment in Dakota Mining Corporation
  shares (Note 11)                                        3,000,000            -
 Other                                                      793,000      331,000
                                                        -----------  -----------
                                                        $ 9,433,000  $10,692,000
                                                        ===========  ===========

 (a) Securing the performance of the Company's uranium reclamation obligation.
 (b) Securing the performance of the Company's Gold
     Bar reclamation obligation.

ACCRUED LIABILITIES CONSISTED OF THE FOLLOWING:

                                                          March 31,     June 30,
                                                             1995         1994
                                                        -----------  -----------
 Accrued compensation                                   $   383,000  $   596,000
 Mine reclamation accrual                                   100,000      300,000
 Reclamation and uranium shut down
   cost, short-term                                       1,000,000    1,300,000
 Accrued asbestos reclamation costs (Note 9)                655,000    1,400,000
 Mine shutdown and standby costs                            101,000            -
 Other                                                      274,000      850,000
                                                        -----------  -----------
                                                        $ 2,513,000  $ 4,446,000
                                                        ===========  ===========

OTHER LIABILITIES, LONG-TERM CONSISTED OF THE FOLLOWING:

                                                          March 31,     June 30,
                                                             1995         1994
                                                        -----------  -----------
 Reclamation and uranium shut down
cost, long-term                                         $ 5,089,000  $ 5,899,000
Pension and deferred compensation
   arrangements                                           1,380,000    1,335,000
 Mine reclamation accrual                                 3,252,000    3,100,000
 Accrued postretirement benefit obligation                1,225,000    1,203,000
 Other                                                    1,049,000      730,000
                                                        -----------  -----------
                                                        $11,995,000  $12,267,000
                                                        ===========  ===========

    The Company believes that all accruals related to estimated shutdown expenses, reclamation and litigation obligations are adequate, but are subject to adjustment to reflect actual costs incurred.

8. On September 20, 1993, the Company, pursuant to a Securities Purchase Agreement with Phoenix Financial Holdings, Inc., sold, an aggregate of $8,375,000, (i) 1,500,000 shares of the Company's Common Stock, (ii) a Redeemable Convertible Debenture due in 1998 of the Company in the principal amount of $3,500,000, which is convertible as to principal into Common Stock at the rate of $4.00 per share and bears interest at the rate of 9% per annum payable in cash or Common Stock at the rate of $4.00 per share, and
    (iii) Warrants to purchase for three years 2,000,000 shares of Common Stock at $3.625 per share. As of May 10,

    1995, to the best of the Company's knowledge and belief, Phoenix has disposed of all its direct and indirect interests in the Company other than 1,150,000 of the Warrants to purchase Common Stock.

9. During fiscal year 1988, the United States Environmental Protection Agency (the "EPA") notified the Company that it was one of several potentially responsible parties ("PRPs") for cleanup costs incident to the presence of asbestos and other materials ("Contaminants") at the Company's former asbestos mine and mill site (the "Mine and Mill Site") near Coalinga, California and in the City of Coalinga (the "City of Coalinga Site"). A prolonged period of inquiry and administrative process concerning this matter followed.

    In fiscal years 1993 and 1991, the Company established a reserve of, and recorded as an expense, $600,000 and $3,000,000, respectively, to cover the Company's share of costs that may be incurred in connection with the foregoing matters. This accrual reflects participation by the Bureau of Land Management which has also been identified as a PRP with respect to the Mine and Mill Site. In fiscal year 1992, the Company instituted legal action against thirteen insurance carriers which had issued insurance policies over a period of more than 25 years, with respect to the Mine and Mill Site and the City of Coalinga Site. During the second, third and fourth quarters of fiscal year 1994, the Company reached settlement with a number of the carriers and recorded respectively, a gain from discontinued operations of $1,300,000, $222,000 and $475,000. During May 1995, the Company settled with the remaining insurance carriers. The proceeds were negligible. The Company believes that the remaining reserve is adequate, but the reserve is still subject to further adjustment to reflect the actual costs incurred. The remedial action plan, which has been approved by the EPA, commenced October 1994 and is scheduled to be completed within the next six months.

10. The Company is obligated to decommission and reclaim its uranium mill site located near Moab, Utah. Since the Company has discontinued its uranium operations and permanently shut down its uranium mill and mines, estimated shut-down expenses, including reclamation costs, of $17,406,000 were accrued at June 30, 1987. The balance in this accrual at March 31, 1995 was $6,089,000 and the reclamation plan extends over the next six to eight years. Title X of "The Comprehensive National Energy Policy Act" ("Title X"), which was enacted in October 1992, provides for the reimbursement of past and future reclamation expenses related to uranium sites with tailings generated by Atomic Energy Commission contracts. With respect to the Company's discontinued uranium operations, 56% of the tailings were generated under such contracts and the Company's liability for discontinued uranium operations will be reduced by this Government cost sharing program. The Company believes the accrual, when combined with anticipated reimbursements of future reclamation costs under the Title X program, is sufficient to cover future reclamation costs.

    The Company has submitted a claim to the Department of Energy under Title X of approximately $5 million for reclamation costs incurred from fiscal year 1987 through fiscal year 1994. If such claim is approved in full, the Company would receive reimbursement of approximately $2.8 million. The Company has received notification that the Department of Energy has given interim approval on approximately $4.5 million of the claim and $2.5 million in reimbursement. The Company is currently providing supplemental information to the original claim in order to obtain approval on the remaining $0.5 million in costs disallowed under the interim approval. On December 29, 1994, the Company received $846,000 as a partial payment of the approved interim reimbursement which was recorded as income from discontinued operations. The timing on the repayment of the remaining approved reimbursements can not be forecast as the annual funding to the Title X program is a function of Congressional approval.

11. On August 15, 1994, the Company completed the purchase from M.I.M. (Canada) Inc. ("M.I.M.") of 12,694,200 common shares of Granges which constituted approximately 37.2% of the issued and outstanding shares of Granges. The purchase price was Cdn. $4.00 per share, or an aggregate purchase price of Cdn. $50,776,800.

    Granges shares are traded on the Toronto Stock Exchange and the American Stock Exchange. At December 31, 1994, Granges had a reported cash position of approximately Cdn. $45 million, a large portfolio of exploration properties and a 50.5% ownership in Hycroft Resources and Development Corporation ("Hycroft"), which operates the Crofoot/Lewis mine located in Nevada.

    Effective May 1, 1995, Granges amalgamated with Hycroft, with the resultant amalgamated company being named Granges Inc. The terms of the amalgamation called for each common share of Hycroft to be exchanged for 0.88 of a common share of "new" Granges Inc. and for each common share of Granges outstanding prior to the amalgamation, to be exchanged for one common share of "new" Granges Inc. After giving effect to the amalgamation, the Company continued to hold 12,694,200 shares of "new" Granges Inc., representing 27.7% of the outstanding common shares of Granges.

    On February 24, 1995, the Company and Granges entered into an agreement pursuant to which Atlas agreed to vote its shares in favor of the amalgamation of Granges and Hycroft discussed above. Pursuant to such agreement, the initial Board of Directors of "new" Granges Inc. was composed of eleven members, including David Birkenshaw, the Chairman and Chief Executive Officer of the Company, who was elected Vice-Chairman of the Board; James Dunnett, a partner of Endeavor Financial Corporation, which serves as a financial advisor to the Company; and John Walton, a partner and Chairman of Endeavor Financial Corporation. Such agreement further provides that, on October 1, 1995, the Board will be reduced to nine members (including Messrs. Birkenshaw, Richings and Walton) and that on such date Mr. Richings would be elected President and Chief Executive Officer of "new" Granges Inc. subject to approval of the revised Board. See Note 13 below. In addition, pursuant to the aforesaid agreement, the Company agreed to cause its nominees on the Board of Directors of "new" Granges Inc. to vote in favor of a shareholder rights plan to become effective immediately following the amalgamation of Granges and Hycroft and to be made subject to shareholder ratification at an extraordinary general meeting of "new" Granges Inc. to be held on or before September 30, 1995, at which meeting the Company will vote its shares in "new" Granges Inc. in favor of such shareholder rights plan, subject to the plan containing a "grandfathering" provision excluding the Company from the application of such shareholder rights plan under the same terms and conditions as the "grandfathering" provision set out in a draft shareholder' rights plan of Granges dated December 1, 1993, which provided for the

    "grandfathering" of M.I.M. from the application of the shareholder rights plan as long as such shareholder's beneficial ownership of Granges' voting shares did not exceed 40% of Granges' outstanding voting shares. Until shareholder ratification of such rights plan, the Company may not increase its position in "new" Granges Inc. to more than 40% without making an offer on the same terms to all "new" Granges Inc. shareholders.

    On May 31, 1994, the Company, Dakota Mining Corporation ("Dakota") and VenturesTrident, L.P. and VenturesTrident II, L.P. (collectively, the "VenturesTrident Partnerships") entered into an agreement in principle providing for (i) the purchase of 1,500,000 common shares of Dakota (the "VenturesTrident Shares") from the VenturesTrident Partnerships, for an aggregate purchase price of $6,000,000 and, subject to the completion of the purchase of the VenturesTrident Shares, (ii) the subscription by Atlas to 3,100,000 newly-to-be issued convertible preferred shares of Dakota.

    In order to finance the above transactions, the Company conducted a private placement of 9,090,909 Units of Atlas securities during the summer of 1994 for a purchase price of $5.50 per Unit, each Unit consisting of one share of the Company's common stock and one-half of a warrant (exercisable for five years) to purchase a share of the Company's common stock at an exercise price of $7.00 per share. The first portion of such private placement, consisting of the sale of 6,486,809 Units for an aggregate purchase price of $35,677,450, was completed on August 15, 1994, and the proceeds thereof were applied primarily to the payment of the Cdn. $48,237,960 balance of the purchase price for the Granges Shares. In connection with closing the first portion of the private placement, the Company entered into a $3.5 million secured, short-term credit agreement with Gerald Metals, Inc. to cover, among other things, certain expenses of the private placement. The Company pledged to Gerald Metals, Inc. the Granges Shares as part of the security for such loan.

    On October 28, 1994, the Company determined that it was in the best interests of its shareholders not to proceed with the Dakota acquisition and forfeited its $1,000,000 in nonrefundable deposits to the VenturesTrident Partnerships. Costs of $144,000 incurred in conjunction with the Dakota transaction were also expensed.

    The second portion of the private placement, consisting of the sale of an additional 2,604,100 Units for an aggregate purchase price of $14,322,550, was completed on December 15, 1994 following the approval at a Special Meeting of the Shareholders of a proposal to increase the authorized share capital of the Company. The Special Meeting was required due to the Company, after completing the first portion of the offering, not having sufficient authorized common stock to be issued and reserved for issuance in connection with the second portion of the offering. Upon closing of the second portion of the private placement, the Company used a portion of the proceeds to repay the remaining balance of $800,000 due on the Gerald Metals, Inc. short-term security agreement. Accordingly, Gerald Metals, Inc. released all encumbrances and liens on the assets of the Company, including the Granges Shares.

    Of the Units sold in the aforesaid private placement, Mackenzie Financial Corporation ("Mackenzie Financial") acquired 1,820,000 Units, consisting of 1,820,000 shares of Common Stock and 910,000 warrants to purchase shares of Common Stock, and M.I.M. acquired 2,000,000 Units, consisting of 2,000,000 shares of Common Stock and 1,000,000 warrants to purchase shares of Common Stock. Since such date, Mackenzie Financial has acquired an additional 591,000 shares of Common Stock. Following such purchases, to the best of the Company's knowledge and belief, Mackenzie Financial and M.I.M. have beneficial ownership of, respectively, 18.8% and 15.3% of the shares of Common Stock of the Company outstanding as of May 10, 1995.

    On March 9, 1995, Atlas and Dakota entered into a Subscription Agreement, under which Atlas purchased 2,419,355 Special Warrants of Dakota at a price of $1.24 per Special Warrant. Each Special Warrant may be exercised, without the payment of any additional consideration, into one Common Share of the Dakota, and is automatically deemed exercised if not exercised by the relevant expiry date set forth in the Subscription Agreement. Upon exercise, the Company will hold less than 10% of the outstanding Common Stock of Dakota.

    In connection with consummating the aforesaid purchase by the Company of Special Warrants, the Company and Dakota executed a mutual limited release, whereby each party released the other from any liability, direct or indirect, arising out of the May 31, 1994 agreement in principle related to the purchase by the Company of certain securities of Dakota.

12. For the quarter ended September 30, 1994, the Company reported the results of Granges under the equity method, on a current basis. Due to a difference in fiscal year ends and the inability to obtain timely financial information from Granges for its quarter ended December 31, 1994 and subsequent quarters, the Company implemented a three month lag period in reporting the results of operations of Granges for the quarter ended December 31, 1994.
    As a result, the Company's equity in loss of unconsolidated subsidiary for the three and nine month period ended March 31, 1995 and the foreign currency translation adjustment, recorded in the Shareholder's Equity section of the Balance Sheet as of March 31, 1995, reflects Granges' results of operations and currency translation adjustments as of December 31, 1994 and for the six months then ended. A summarized Statement of Operations (Unaudited, Canadian Dollars) of Granges for the three and six month periods ended December 31, 1994 is presented below:

                                             Three Months     Six Months
                                                Ended           Ended
                                            Dec. 31, 1994   Dec. 31, 1994
                                            --------------  --------------
        Sales                                 $13,867,000     $29,211,000
        Cost of sales                          10,719,000      22,588,000
        Depreciation, depletion & amort.        2,209,000       4,100,000
                                              -----------     -----------
        Gross margin                              939,000       2,523,000

        Net income (loss)                     $(1,593,000)    $(2,741,000)
                                              ===========     ===========

    Under the equity method, the Company reported losses of $648,000 and $1,012,000 for the three month period ended December 31, 1994 and the period from August 15, 1994 (date of acquisition) to December 31, 1994, respectively. The excess of cost of investment over the net assets acquired was amortized on a unit of production (gold ounces) basis and is included in the reported loss.

13. Atlas announced on May 15, 1995, that Michael B. Richings, the Company's President and

    Chief Operating Officer, will become the President and Chief Executive Officer of Granges Inc., effective June 1, 1995. In connection with his appointment, Mr. Richings will resign his executive positions with the Company but will continue to serve on the Company's Board of Directors.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

    Gold production during the nine months ended March 31, 1995 decreased to 7,520 ounces from 46,200 ounces produced during the nine months ended March 31, 1994, as a result of the temporary suspension of milling in September of 1994 and the processing of lower grade stockpiled material in the prior months. Due to the suspension of milling, no gold was produced for the three months ended March 31, 1995 compared to 8,500 ounces of gold production for the three months ended March 31, 1994. Mining revenue reflected the decrease in production by declining to $0 and $2,328,000 for the three and nine months ended March 31, 1995 from $3,252,000 and $17,423,000 for the three and nine months ended March 31, 1994. The net proceeds from the sale of the in-process mill inventory during the second quarter of fiscal year 1995 (1,500 ounces) was recorded as a reduction of the shutdown and standby costs of $1,275,000 recorded in the first quarter of fiscal year 1995.

    Production costs of $5,177,000 and $17,920,000 for the three and nine months ended March 31, 1994, decreased to $0 and $3,031,000 for the three and nine months ended March 31, 1995. The decrease is a result of the suspension of milling in late September 1994. Costs associated with placing the Gold Bar Mine on temporary shutdown and standby through the end of the fiscal year were estimated at $1,275,000 and were accrued in September 1994.

    General and administrative costs for the three and nine months ended March 31, 1995, decreased $77,000 and $540,000, respectively, compared to the comparable periods in fiscal year 1994. General and administrative costs for the nine month period ended March 31, 1994 includes $490,000 in payments to former officers that were made in satisfaction of employment agreements and severance packages in September 1993 arising out of the change of control discussed in Note 8 of Part 1 above.

    The Company's revenue and income for the periods set forth above are not necessarily indicative of the results in any future period due to the suspension of both mining and milling at the Gold Bar Mine. Management is continuing its ongoing economic evaluations and optimization studies and is pursuing various financing arrangements in an effort to recommence mining activities at the Gold Bar property.

    Working capital was $4,329,000 at March 31, 1995 and $4,303,000 at March 31, 1994. The Company's current ratio is 2.54 to 1 at March 31, 1995, compared to 2.90 at March 31, 1994. Management will utilize the $4.3 million in working capital and the Company's equity investments to address the lack of cashflow from current operations. The Company will address this problem by pursuing: 1) business combination strategies with Granges Inc. (the Company currently owns 27.7% of the outstanding stock), 2) alternatives for resumption of mining at the Gold Bar Mine, 3) development of the Tucker Hill perlite deposit and 4) acquisitions.

    The Company's capital expenditures in the quarter ended March 31, 1995, were $168,000 with the majority directed at the development of the Company's Tucker Hill perlite property. Funds required for the further development of the Gold Bar Mine and the Tucker Hill perlite property will, to the extent possible, be obtained from current working capital, joint ventures, and project borrowings.

    The Company believes that it can meet the estimated reclamation and closing costs of its uranium and gold mining operations from the aggregate of $5,640,000 cash collateral for letters of credit and reclamation bonds related to these costs, from the proceeds of reimbursements made under the government cost sharing program discussed in Note 10 of the financial statements, from current working capital, and from the sale of non-core assets.


                          PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
        -----------------

    None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          The Annual Meeting of Stockholders of the Company was held on February 17, 1995. At the meeting:

             a. James D. Beatty and David P. Hall were nominated and elected to hold office as Class I Directors for a term of three years. Holders of 12,302,560 shares voting in favor of the nominations while holders of 105,037 shares had authority withheld.

             b. A proposal to ratify the selection by the Board of Directors of Ernst & Young LLP as auditors for the fiscal year ending June 30, 1995 was adopted. Holders of 12,297,068 shares voted in favor of the proposal, holders of 59,548 shares voted against and holders of 50,225 shares abstained.

             c. A proposal was adopted that recommended an amendment to the Company's Long Term Incentive Plan (i) to increase by 850,000 the number of shares of the Common Stock of the Corporation authorized for issuance under the Long Term Incentive Plan,
                 (ii) to allow non-employee directors of the Corporation to receive awards of stock options under the Long Term Incentive Plan and (iii) with regard to options granted on or after January 6, 1995, to reduce the minimum period of time between the award of an option and the date the option first becomes exercisable from one year to six months. Holders of 11,761,850 shares voted in favor of the proposal, holders of 515,654 shares voted against and holders of 130,092 shares abstained.

ITEM 5.   OTHER INFORMATION
          -----------------

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          a.  Exhibits

          10.1 Second Amendment dated as of August 15, 1994 to the Amended and Restated Rights Agreement dated August 2, 1989 between the Company and Chemical Bank, as successor by merger with Manufacturers Hanover Trust Company.

          10.2 The Company's Long Term Incentive Plan, as amended dated February 17, 1995.

          10.3 Employment Agreement made as of January 16, 1995 between the Company and Michael B. Richings.

          10.4 Employment Agreement made as of February 17, 1995 between the Company and Richard E. Blubaugh.

          b. Reports filed on Form 8-K

             On January 11, 1995, a Form 8-K was filed reporting the appointment of Michael B. Richings as President and Chief Operating Officer.

             On January 17, 1995, a Form 8-K was filed reporting the registration of common shares of the Company issued privately during 1993 and 1994.

             On March 6, 1995, a Form 8-K was filed reporting that the Company had reached an agreement with Granges Inc. on terms under which it would vote its shares in favor of a proposed amalgamation between Granges Inc and Hycroft Resources and Development Corporation.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           ATLAS CORPORATION
                                    -----------------------------------
                                    (Registrant)



Date  May 12, 1995                  /s/ JAMES R. JENSEN
      ------------                  ----------------------------------
                                    James R. Jensen
                                    Controller/Chief Accounting Officer

                                 EXHIBIT INDEX
                                 -------------

Exhibit
Number                          Exhibit                       Page
- ---------  -------------------------------------------------  ----

10.1       Second Amendment dated as of August 15, 1994 to      16
           the Amended and Restated Rights Agreement dated
           August 2, 1989 between the Company and Chemical
           Bank, as successor by merger with Manufacturers
           Hanover Trust Company.

10.2       The Company's Long Term Incentive Plan,              19
           as amended, dated February 17, 1995.

10.3       Employment Agreement made as of January 16, 1995     30
           between the Company and Michael B. Richings.

10.4       Employment Agreement made as of February 17, 1995    36
           between the Company and Richard E. Blubaugh.