Form 10-K405
period 1995-06-30
ATLAS CORP
filed 1995-09-28
CIK 8302

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
(x) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                    For the Fiscal Year Ended June 30, 1995.

                                or

( )  Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934
         For the transition period from _____________ to ______________

                           COMMISSION FILE NO. 1-2714


                                ATLAS CORPORATION________
                       ----------------------------------
             (Exact name of Registrant as specified in its charter)
DELAWARE                                                 13-5503312
--------------------                              ----------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

370 Seventeenth Street, Suite 3150, Denver, CO 80202         303-825-1200
----------------------------------------------------  -------------------------
(Address of principal executive offices) (Zip Code)   (Registrant's telephone
                                                       number)
                                                      (including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                                      NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS                               ON WHICH REGISTERED

Common Stock, par value $1 per share            New York Stock Exchange
Option Warrants to Purchase Common Stock        American Stock Exchange
Preferred Stock Purchase Rights                 New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X    No
                          -----  --------

Aggregate market value of the voting stock held by non-affiliates of the Registrant at September 21, 1995: Approximately $24,500,000.

Number of shares outstanding of the Registrant's common stock as of September 21, 1995: Common Stock, par value $1 per share -- 18,777,500 shares.

Documents Incorporated By Reference:  None

                                PART I


Item 1. BUSINESS
        --------

Atlas Corporation ("Atlas" or the "Company") is a mining company which is principally engaged in the business of exploring for, producing and selling gold. The Company is a Delaware Corporation with headquarters in Denver, Colorado. Incorporated in 1923, the Company first traded on the New York Stock Exchange in 1937.

GOLD OPERATIONS

All of the Company's gold production has been from its Gold Bar Resource Area. The Gold Bar Resource Area is located in and adjacent to the Roberts Mountains in Eureka County, Nevada, at elevations exceeding 6,000 feet above sea level. The area currently encompasses 110 square miles on the Battle Mountain mineral trend. The Company's right to the Gold Bar Resource Area is derived mainly through unpatented and patented lode mining claims and mill site claims located on public domain lands. The area is reached by traveling 22 miles west of Eureka, Nevada, on U.S. Highway No. 50 and 17 miles northeast along the Eureka County Three Bars Road.

Regional exploration brought Atlas to the area in 1983. Detailed geological work led to the development of specific targets which resulted in the claim staking of most of the Gold Bar Resource Area. A drill program in late 1983 and 1984 outlined the original Gold Bar deposit. The orebody was a limestone-hosted predominantly oxidized orebody containing approximately 315,000 mineable ounces of finely disseminated gold.

After completion of a positive feasibility study, a 1,500 ton per day carbon-in-leach mill was constructed at a cost of $12 million, and open pit gold production from the Gold Bar deposit began in January 1987. Due to a low stripping ratio, uniform mineralization, and low processing costs, Gold Bar was profitable for the first four years of operations, with project cash costs in the range of $150 per ounce.

While producing at the Gold Bar pit, the Company conducted regional exploration which resulted in the discovery of three new gold bearing deposits, Goldstone, Gold Ridge and Gold Pick, clustered together in the Roberts Mountains approximately six miles northeast of the Gold Bar mine and mill. These deposits, located in bedded limestone sediments, contain ore which is largely oxidized, although portions are unoxidized and contain fine-grained pyrite and carbon.

With the success of mining the Gold Bar deposit and the discovery of additional reserves in 1987 and 1988, the Company expanded mill capacity from 1,500 to 3,000 tons of ore per day at a cost of $5 million in 1989. Power for the processing facilities is provided by Mt. Wheeler Power Inc.

As mining progressed at the Gold Bar pit, a large stockpile of higher grade refractory ore was created. A refractory circuit designed to process the stockpiled ore was added to the mill in the first quarter of fiscal 1991 at a cost of $3.4 million. Although the refractory ore circuit did not perform as expected, stockpiled refractory material was processed over the next six month period while the haul road was completed and the new satellite deposits prestripped. The refractory ore circuit did not perform as expected.

As a result of an increase in the stripping ratio, the lower ore grade of the new satellite deposits and additional costs for the longer haul to the mill, direct minesite costs increased approximately $50 per ounce to $207 per ounce. Although the stripping ratios of the satellite deposits were much improved in fiscal 1992, the continued lower grade of the satellite ores resulted in minesite costs rising to $223 per ounce. The operations were still generating positive cash flow but the effect of the high non-cash costs resulted in operating losses for fiscal 1991 and 1992.

Two properties were purchased in 1991 and 1992 to consolidate and expand the Company's Gold Bar claim block. In 1991, the Company acquired 751 unpatented lode mining claims for 118,644 shares of Common Stock. Exploration of these claims identified a small mineralized deposit, called Cabin Creek, located one mile east of the haul road. In 1992, an additional 99 unpatented lode mining claims were acquired for $500,000 in cash and 178,949 shares of Common Stock. These claims hosted the Gold Canyon deposit which provided ore for the mill from September 1993 to January 1994.

Operational problems and permitting delays experienced in fiscal 1993 resulted in further cost increases which precipitated a liquidity crisis for the Company. A decrease in gold production was experienced during mining of the first phase at Gold Pick East with 30 percent less oxide and 18 percent more refractory ore being produced than was forecast by the reserve model. In addition, mining encountered a zone of structurally controlled mineralization which limited the dissemination of gold and reduced the available ore tonnage.

A delay in the permitting of the Gold Canyon satellite deposit also required the acceleration in prestripping of the smaller and higher stripping ratio Goldstone North deposit which was mined from March to August 1993 in order to sustain production. In May 1993, mining of this deposit was suspended for one month due to a partial collapse of the highwall.

As a result of these problems, Atlas was unable to maintain payments to its mining contractor and provided the contractor with a secured $3.5 million note. This note was repaid in fiscal 1994 from cashflow from the mining of Gold Canyon, from proceeds of a private placement in September 1993 and from the sale of selected mining equipment.

After a change in control of the company in September 1993, management began an extensive program aimed at confirming and evaluating the economics of the remaining reserves at the Gold Pick, Gold Ridge and Gold Canyon deposits. One of the main concerns was the past overestimation of reserves in deposits having strong structural ore controls. A 23 hole confirmatory drill program at the Gold Canyon deposit led to the determination that mining to the originally designed pit bottom would have been uneconomical due to the occurrence of more refractory material than had been previously forecast. As a result, mining at the Gold Canyon deposit was halted in January 1994 instead of April 1994 as had been originally estimated.

From January 1994 to the end of the fiscal year, gold production was sustained at reduced rates from the milling of stockpiled materials. This lower grade material resulted in gold production for the second half of 14,100 ounces.
After the depletion of stockpiled material, milling operations were suspended on September 19, 1994.

Since the commencement of commercial production in January 1987, the Company produced and sold 478,000 ounces of gold. The following table provides the operating statistics for the Gold Bar Project from fiscal years 1987 to 1995.

                             GOLD BAR RESOURCE AREA
                             ANNUAL PRODUCTION DATA
                              (TONS IN THOUSANDS)


                                                                    YEAR ENDED JUNE 30,
                                  ---------------------------------------------------------------------------------------
                                    1987      1988      1989      1990      1991      1992      1993      1994     1995
                                  ---------------------------------------------------------------------------------------
GOLD BAR
  ORE TONS MINED                      564       662     1,015     1,711                            33
  GRADE (OZ/TON)                     .058      .074      .086      .082                          .061

GOLDSTONE
  ORE TONS MINED                                                              704         5       195       126       10
  GRADE (OZ/TON)                                                             .077      .080      .069      .088     .045

GOLD RIDGE
  ORE TONS MINED                                                               44     1,316       331
  GRADE (OZ/TON)                                                             .043      .060      .051

GOLD PICK
  ORE TONS MINED                                                                        249       544
  GRADE (OZ/TON)                                                                       .071      .075

GOLD CANYON
  ORE TONS MINED                                                                                            602
  GRADE (OZ/TON)                                                                                           .065
                                  ---------------------------------------------------------------------------------------

MINING STATISTICS:
  TOTAL TONS MINED (INCLUDING
      PREPRODUCTION STRIPPING)      1,703     2,462     6,198     7,004    13,298    10,240    13,322     4,462       13
  TOTAL ORE TONS MINED                564       662     1,015     1,711       748     1,570     1,103       728       10

STRIP RATIO (WASTE:ORE)             2.0:1     2.7:1     5.1:1     3.2:1    16.8:1     5.5:1    11.1:1     5.1:1     .3:1

MILLING STATISTICS:
  TOTAL TONS MILLED                   212       589       825     1,150     1,091     1,226     1,120     1,101      199
  GRADE (OZ/TON)                      .09       .09       .09       .08       .09       .07       .06       .06      .04
  RECOVERY                             93%       91%       91%       89%       82%       92%       82%       79%      72%
  OUNCES PRODUCED                  13,824    46,292    66,082    81,263    80,727    81,832    55,080    51,696    6,019

AVERAGE SALES PRICE
  ($ PER OZ)                      $   435   $   457   $   428   $   397   $   379   $   362   $   350   $   377   $  387

OPERATING COSTS ($ PER OZ)
  CASH PRODUCTION COST            $   139   $   166   $   159   $   161   $   207   $   223   $   323   $   319   $  446
  NON-CASH COSTS                       95        82        62        73        98       143       162        87       58
                                  -------   -------   -------   -------   -------   -------   -------   -------   ------
    TOTAL                         $   234   $   248   $   221   $   234   $   305   $   366   $   485   $   406   $  504
                                  -------   -------   -------   -------   -------   -------   -------   -------   ------

When mining was suspended at gold canyon, management elected to delay the development of the gold pick and gold ridge deposits until they were more adequately drilled and various cost cutting measures were examined.

A total of 303 surface holes were drilled into the Gold Pick and Gold Ridge deposits during fiscal 1994 to confirm and expand the known mineralization. An Additional 55 holes were drilled as part of an underground exploration program at Gold Pick. The drilling of these two permitted deposits confirmed 7.9 million tons of mineralized material at an average grade of 0.041 ounces gold per ton using a cut-off grade of 0.01 ounces per ton. As a result of a geological mapping program and the additional drilling, which has reduced drill spacing to a nominal 50 feet within these two deposits, management believes it has adequately resolved the previous problems relating to structural ore controls.

In excess of 9.7 million tons of mineralized material at an average grade of
0.04 ounces per ton has been identified within the Gold Pick, Gold Ridge, Gold Canyon and Cabin Creek Deposits. Further analysis is required to determine an optimum development plan in light of a number of processing and mining alternatives and their associated levels of capital expenditures. During the fourth quarter of fiscal 1995, the Company completed revised mining plans for the Gold Pick and Gold Ridge deposits. Atlas plans to restart mining from these deposits when suitable mining contracts have been negotiated and financing arranged. Based on these mining plans, the Company estimates its proven and probable ore reserves at june 30, 1995, as 3,051,000 tons at an average gold grade of .063 ounces per ton, containing 192,000 ounces.

GOLD EXPLORATION

The Company continues to actively explore for gold, principally in the Gold Bar Resource Area. During fiscal year 1995, the Company employed 5 full-time professionals and spent a total of $1,571,000 in connection with its exploration activities. During the fourth quarter of fiscal 1995, an 18 hole drill program was concluded on an area adjacent to the original Gold Bar Deposit. Holes were drilled to the northwest and southeast of the original pit. All of the 13 holes to the northwest encountered gold mineralization with 3 holes having grades in excess of 0.1 ounces per ton over a distance of at least 20 feet and 0.055 ounces per ton over 80 feet. Based on the results of this program, the Company is currently permitting a second phase of drilling to further define this target.

To accelerate the exploration and development of the Gold Bar Resource Area, the Company entered into three exploration joint ventures on its property. Description and terms of the joint ventures and additional information on the Companys exploration program is provided under the caption, operations and joint ventures under item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations. The Company intends to pursue additional joint ventures for its property in addition to conducting its own exploration on a number of identified targets.

Subsequent to fiscal 1995, the Company reached an agreement to purchase, subject to the completion of due diligence, the Doby George property in Nevada and entered into letter agreements for a one year option on the Commonwealth property in Arizona and on the Dixie Comstock property in Nevada. Descriptions of the properties and terms are provided under item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations.

PERLITE OPERATIONS

During the past year, the Company has been proceeding with the necessary activities to bring its Tucker Hill perlite deposit into commercial production. This property, located in south central Oregon, approximately 35 miles northwest of Lakeview, was acquired by the Company in 1988. The 900 acre property is held primarily by unpatented mining claims.

A drilling program conducted in fiscal 1994 on a small portion of the property (10 acres) confirmed a proven and probable reserve of 8.9 million tons. Overall, the property is estimated to contain a minimum resource of 50 million tons. At current consumption levels, such a resource would be adequate to satisfy the current North American demand for perlite for the next 50 years.

Perlite is a light weight volcanic mineral commonly used in the manufacturing of acoustic ceiling tile, insulation products and filter material and is used as an additive for horticultural products. To date a total of thirteen bulk samples, ranging up to 45 tons in size, have been mined from the property and sent to a variety of end users for testing. Ore from Tucker Hill has been demonstrated to be of high quality and capable of satisfying manufacturing requirements in a wide array of uses.

The Company completed an engineering study which included a facilities design and an operating plan. Initial capital requirements to construct a nominal 75,000 ton per year capacity plant are estimated at approximately $2.0 million. A draft environmental impact statement has been issued by the Bureau of Land Management. Pending successful completion of permitting, contract negotiations, and financing, perlite production could begin as early as the summer of 1996.

ACQUISITION OF GRANGES INC. INVESTMENT

In August of 1994 Atlas completed the purchase of 12,694,200 shares of Granges Inc. The shares represented 37.2 percent of the issued and outstanding shares of Granges. The purchase price was Cdn. $4.00 Per share (US $2.80) or an aggregate purchase price of Cdn. $50.8 million (us $35.8 million). As a result of the subsequent amalgamation on may 1, 1995 of Granges and its 50.5 percent owned subsidiary, Hycroft Resources and Development Corporation, Atlas interest in the amalgamated entity was reduced to 27.7 percent.

Prior to the amalgamation, the Company and Granges entered into an agreement pursuant to which atlas agreed to vote its shares in favor of the amalgamation of Granges and Hycroft as discussed above. The agreement called for the initial Board of Directors of the "new" Granges Inc. to be composed of eleven members including three members nominated by Atlas. The agreement also provided that effective on October 1, 1995, The Board would be reduced to nine members with Atlas continuing to have the right to nominate Directors to the Board proportionate to its shareholding in Granges. On that date, a representative of Atlas would be elected President and Chief Executive Officer of the Granges Inc., subject to approval of the revised Board. Mr. Michael B. Richings was subsequently named Director, President and Chief Executive Officer of Granges effective June 1, 1995, taking a leave of absence from his position as President and Chief Operating Officer of Atlas.

Granges is a Vancouver, Canada, based precious metals mining company whose shares are traded on the Toronto Stock Exchange and American Stock Exchange.

Granges principal asset is the Crofoot/Lewis Gold Mine. The mine is located 60 miles west of Winnemucca, Nevada, and is an open pit, heap leach operation which produces gold and silver. In calendar 1994, the mine reported production of 94,900 ounces of gold and 315,000 ounces of silver.

Granges reported total ore reserves at January 1, 1995, of 66.5 million tons grading 0.019 ounces of gold per ton. Estimated contained gold was 1,264,000 ounces compared to 1,021,000 ounces at the end of 1993.

Additional information on the Granges Inc. investment is provided under Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations and in Note 7. Investment in Unconsolidated Subsidiary to the Companys financial statements.

OTHER

The Company's profitability has been significantly affected by the price of gold. Gold prices fluctuate widely and are affected by numerous factors beyond the Company's control, including expectations for inflation, the strength of the United States dollar, global and regional demand, political and economic conditions and production costs in major gold producing regions, including Australia, Canada, South Africa and the former Soviet Union. The aggregate effects of these factors are impossible to predict.

Gold is a product which can be easily sold on numerous markets throughout the world. It is not difficult to ascertain the market price for gold at any particular time, and gold can be sold to a large number of refiners or precious metals dealers on a competitive basis. The Company normally sells its gold through major precious metals dealers, in some cases using hedging programs, and it is free to sell uncommitted gold to others. Gold is produced at the mine site in the form of gold/silver alloy, which is further refined by a third party into commercially acceptable gold.

The Company is required to comply with various federal, state and local regulations and requirements relating to environmental matters at its mining operations. The Company is required to obtain permits from various governmental agencies in order to mine and mill. The company has obtained all of the necessary permits relating to its present operations. The Company cannot anticipate whether increasing costs of environmental compliance for its gold operations will have a material adverse impact on its operations or competitive position.

The Company competes with substantially larger companies in the production and sale of gold. The Company does not believe that it or any other competitor is a material factor in these markets, and the price it receives for its production depends almost entirely upon market conditions over which it has no control. The Company believes that it can promptly sell at current market prices all of the gold that it can produce for either present or future delivery.

With respect to the acquisition of mineral interests and exploration activities, the Company competes with numerous persons and companies, many of which are substantially larger and have considerably greater resources than the Company.

The Company currently employs approximately 25 people in its operations and considers its relations with those employees satisfactory.


ITEM 2. PROPERTIES
        ----------

The Company's materially important properties consist of the gold ore-bearing properties and mill site at its Gold Bar Resource Area and its Tucker Hill perlite property described under "Item 1. Business," and approximately 14,000 square feet of leased headquarters office space in Denver, Colorado.


ITEM 3. LEGAL PROCEEDINGS
        -----------------

The information called for by this item is set forth in Note 11 to the Financial Statements and is incorporated herein by reference.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

No matters were submitted to a vote of the security holders during the fourth quarter of fiscal 1995.


        EXECUTIVE OFFICERS OF THE COMPANY
        ---------------------------------

Set forth below is the age and certain other information regarding each person currently serving as an executive officer of the Corporation.

     David J. Birkenshaw, age 40, has served as Chairman of the Board and as Chief Executive Officer of the Corporation since September 21, 1993. Mr. Birkenshaw's employment history for the past five years is set forth below under "directors".

     Gerald E. Davis, age 46, Has served as President of the Corporation since August 11, 1995. Prior to that he had served for the Corporation in the following capacities as: Executive Vice President since may 15, 1995, Vice President-Corporate Development since September 21, 1993, Chief Operating Officer from May 1, 1993, and Vice President - Business Planning and Marketing since November 13, 1989.

                                    PART II

ITEM 5.    MARKET FOR THE COMPANY'S COMMON STOCK
           AND RELATED STOCKHOLDER MATTERS
           -------------------------------

Common Stock (Listed on the New York Stock Exchange, Symbol AZ)

                 Fiscal Year 1995  Fiscal Year 1994
                 ----------------  ----------------
Quarter Ended     High      Low     High      Low
---------------  -------  -------  -------  -------
September 30      $6 1/4   $4 1/2   $5 1/4   $3 1/8
December 31            5        2    4 7/8    3 1/4
March 31           2 1/2    1 1/4       10    4 1/4
June 30            2 1/8    1 3/8    9 3/4    6 1/8

No dividends were declared in fiscal years 1995 or 1994. At June 30, 1995, there were approximately 22,000 holders of record of the Common Stock.


ITEM 6. SELECTED FINANCIAL DATA
        -----------------------

For the Year Ended June 30,
(amounts in Thousand except per Share Data)
                                                   1995       1994       1993       1992      1991
                                               --------   --------   --------   --------   -------
INCOME STATEMENT DATA
 Mining Revenue                                $  2,328   $ 19,478   $ 19,280   $ 29,624   $30,625
 loss from continuing operations               $(20,397)  $(12,040)  $(28,066)  $ (7,177)  $(2,483)
 Income (loss) from discontinued operations    $    621   $  2,175   $   (875)  $    (76)  $(3,880)
 Net loss                                      $(19,776)  $ (9,865)  $(29,909)  $ (7,253)  $(6,363)

PER SHARE OF COMMON STOCK:
 Loss from continuing  operations              $  (1.23)  $  (1.45)  $  (4.43)  $  (1.17)  $  (.41)
 Income (loss) from discontinued operations    $    .04   $    .26   $   (.14)  $   (.01)  $  (.65)
 Net loss                                      $  (1.19)  $  (1.19)  $  (4.72)  $  (1.18)  $ (1.06)
 Cash dividends per share                            --         --         --         --        --

BALANCE SHEET DATA:
 Cash and cash equivalents                     $  4,453   $  3,767   $  1,734   $    552   $   465
 Total Assets                                  $ 43,497   $ 19,847   $ 19,549   $ 59,212   $66,060
 Long-term obligations                         $ 15,160   $ 15,767   $ 14,807   $ 13,726   $28,442
 Working Capital (deficit)                     $  5,611   $   (239)  $ (2,816)  $(14,344)  $ 2,293
 Total stockholders equity (deficit)           $ 24,833   $ (2,475)  $ (4,407)  $ 25,502   $31,309
 Book value per share                          $   1.34   $   (.26)  $   (.70)  $   4.02   $  5.14

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

The following comments should be read in conjunction with the Financial Statements and accompanying notes.

CHANGE IN FISCAL YEAR END

In order to allow the timely inclusion of Granges' results from operations in the Company's financial reports, the Board of Directors authorized a change in Atlas fiscal year-end to December 31. This change will be implemented at December 31, 1995, and will result in financial reporting being issued for a six month period. In the future, the Companys results will be reported on a time schedule consistent with its industry peers.


RESULTS OF OPERATIONS
---------------------

In January 1994, production from the Gold Bar Property was halted, after a confirmatory drill program indicated that mining to the originally designed Gold Canyon pit bottom would have been uneconomical due to the occurrence of more refractory material than had been previously forecast. Management initiated the processing of low grade stockpiled ores in an effort to avoid the suspension of milling operations. Engineering and metallurgical studies focusing on the development of short term reserves were accelerated. On September 16, 1994, stockpiled ores were depleted and the Company was forced to suspend milling operations and to temporarily place the Gold Bar project on standby. As a result, fiscal year 1995 reflects only three months of operations.

REVENUES

Revenues for fiscal 1995 and 1994 were $2,328,000 and $19,478,000, respectively. Gold production decreased to 6,021 ounces in fiscal 1995 from 51,700 ounces in fiscal 1994. The decreases in revenue and gold production in fiscal 1995 reflect the suspension of operations at the Gold Bar property after only three months of production. The average price per ounce of gold realized in fiscal 1995 was $387 versus $377 in fiscal 1994.

Revenues for fiscal 1993 were $19,280,000, reflecting a decrease of $198,000, or 1 percent, compared to fiscal 1994 revenues of $19,478,000. Gold production in fiscal 1994 was 51,700 ounces down from 55,100 ounces in fiscal 1993. The decrease in production was the result of processing low grade stockpiled material after the January 1994 suspension of mining operations. The decrease in production was offset by an increase in gold prices. The average gold price realized increased from $350 an ounce in fiscal 1993 to $377 an ounce in fiscal 1994.

PRODUCTION COSTS

Production costs for fiscal 1995 and 1994 were $2,683,000 and $16,526,000, respectively. Production costs per ounce in fiscal 1995 and 1994 were $446 and $319, respectively. The decrease in production costs are a result of the suspension of operations at the Gold Bar property after only three months of production in fiscal 1995. The higher production costs per ounce reflect the lower grades run prior to the suspension of operations in 1995.

The Company incurred $1,485,000 in shutdown and standby costs during the last three quarters of fiscal 1995. Such costs included severance payments, continuing onsite security and maintenance as well as general and administrative expenditures.

Production costs in fiscal 1994 decreased $1,266,000, or 7 percent, from fiscal 1993 production costs of $17,792,000 because of lower production levels. On a unit cost basis, direct minesite cash costs decreased to $319 per ounce in fiscal 1994 versus $323 in fiscal 1993. Production cost as a percentage of mining revenue was 85 percent in fiscal 1994 a decrease from 92 percent in fiscal 1993.

During the fourth quarter of fiscal 1994, the Company and an independent consultant began evaluating the Gold Bar mine plan and remaining known ore reserves. As a result, the Company determined that its remaining unamortized costs could not be recovered from undiscounted cash flows over the remaining mine life and the Company recognized an impairment to adjust the carrying value of its assets. This adjustment resulted in a charge to operations of $5,355,000 in the fourth quarter of fiscal 1994.

In the fourth quarter of fiscal 1993, the Company also reduced the carrying value of its producing and nonproducing properties by $28,716,000 and $2,796,000, respectively.

DEPRECIATION, DEPLETION AND AMORTIZATION

The Gold Bar property was written down to estimated salvage value during fiscal 1994. Depreciation, depletion and amortization charges of $348,000 in fiscal 1995 represent the flow through of non-cash costs contained in stockpiled ore inventory at the end of fiscal 1994 and the write-off of capital expenditures incurred during the three months of operations in fiscal 1995.

Depreciation, depletion and amortization in fiscal 1994 totaled $4,479,000, or $87 per ounce, down from $9,005,000, or $162 per ounce, in fiscal 1993. The decrease is primarily a result of the impairment adjustment recorded in fiscal 1993 which reduced the amortizable basis of the Company's assets.

GENERAL AND ADMINISTRATIVE

General and administrative expenses in fiscal 1995 decreased by $326,000, or 11 percent, from fiscal 1994. The primary reason for the fiscal 1995 decrease was a $400,000 reduction in salaries and severance costs.

General and administrative expenses in fiscal 1994 were reduced by $1,081,000, or 26 percent, from fiscal 1993. This was primarily the result of reductions in personnel, a reduction in the use of consultants and a concentrated emphasis on cost control at the corporate level. Fiscal 1994 general and administrative expenses included approximately $390,000 in various change of control and severance costs. As a percentage of mining revenue, general and administrative expenses decreased to 16 percent in fiscal 1994 from 22 percent in fiscal 1993.

OPERATING INCOME AND CASH USED IN OPERATIONS

The operating loss for fiscal 1995 was $2,188,000, a decrease from $6,882,000 in fiscal 1994. The 1994 loss includes a full year of operations and the $5,355,000 impairment noted above, whereas 1995 represents only three months of operations and standby costs incurred through the end of the fiscal year. Cash used in operations increased from $4,355,000 in fiscal 1994 to $6,261,000 in fiscal 1995 reflecting the lost production noted above.

The impairment of $28,716,000 recorded in fiscal 1993 is the primary reason for the $29,351,000 reduction in 1994 operating loss from 1993. Cash used in operations decreased from $5,345,000 in fiscal 1993 to $4,355,000 in fiscal 1994, reflecting an increase in the average realized gold price in fiscal 1994 versus fiscal 1993.

OTHER

Exploration costs of $1,911,000 were incurred in fiscal 1995, a decrease of approximately $400,000 from fiscal 1994. The decrease is attributable to the reduction of land holding costs, as current joint venture partners (see below) are responsible for land royalties and lease payments, and a reduction of personnel. Exploration costs in fiscal 1994 increased $430,000 from fiscal 1993 as a result of an underground drilling program commenced in the fourth quarter of fiscal 1994 and ended during the first quarter of fiscal 1995.

In October 1992, the Company leased to another mining company gold properties in Oregon ("Grassy Mountain") and Idaho ("Musgrove Creek") for a period of 35 years with options for three additional 10 year extensions. The total consideration was $30 million, consisting of a $22.5 million initial payment and a $7.5 million advance royalty payment.

The Company retained a 5 percent royalty on each of the properties which will first be applied against the advance royalty and interest thereon. A substantial portion of the proceeds from this transaction were used to repay the entire balance of the Company's bank borrowings and to provide cash collateral for a letter of credit. The balance of the proceeds were used for working capital and exploration. This transaction resulted in a gain of $17,803,000 in the second quarter of fiscal 1993.

Notes 10 and 11 to the Financial Statements provide details and a discussion of discontinued operations for the past three fiscal years.

The Company's revenues and operating results for the periods set forth are not necessarily indicative of the results for any future period because revenues and profits from sales of gold may vary significantly between periods depending on the amount of gold produced, production costs and gold prices.

OPERATIONS AND JOINT VENTURES

After a change of control of the Company in September of 1993, management began an extensive drilling program aimed at confirming and evaluating the current reserves at the Gold Canyon, Gold Pick and Gold Ridge deposits. The first phase consisted of a 23 hole confirmatory drill program at Gold Canyon. Based on the higher than anticipated level of refractory ore encountered and the higher costs associated with processing this material, mining activities were suspended in January 1994. Phase two drilling, which commenced in March of 1994, consisted of 55 underground drill holes at Gold Pick and 28 exploration drill holes at the Goldstone deposit. The program was designed to identify underground reserves while providing additional information about the open pit reserves. While the program did not generate underground reserves, it did provide additional information on geological structures present within the Gold Pick deposit.
Phase three drilling, which commenced in April of 1994, consisted of a 303 hole surface drilling program designed to confirm and expand the Gold Pick and Gold Ridge reserves. Both the phase two and three programs were completed by September 1994. As a result of the information generated by these programs, the determination was made in September 1994 to re-evaluate the development of the Gold Pick and Gold Ridge deposits and, in the interim, to temporarily place the Gold Bar project on standby.

Management continued to perform and evaluate metallurgical, engineering, and geotechnical studies aimed at optimizing the economics of the existing reserve base while attempting to reduce the capital requirements necessary to resume operations. Based upon the results of the studies and using a $390 per ounce gold price, the Company has calculated a proven and probable gold reserve of 3.1 million tons at a grade of .063, containing 192,000 ounces. This reserve is contained in the Gold Pick and Gold Ridge deposits and represents a reduction of 48,000 ounces from the 240,000 ounces reported in the prior year. The reduction is the result of new pit designs and revised cost estimates. Under the revised mine plan, open pit mining methods will continue to be employed using a contract miner. Plans call for average production of 52,000 ounces per year over a three year period at an estimated average cash cost of $330 per ounce. Non-cash costs are expected to average $30 per ounce.

The Company is currently holding discussions with various mining contractors and is examining financing alternatives for approximately $7 to $9 million in capital and startup expenses. Pending financing and successful contract mining negotiations, mining is anticipated to resume in late 1995. The current mine plan calls for a six month period of preproduction stripping and ore stockpiling prior to the resumption of milling operations.

The Company continues to explore for gold, principally on the Gold Bar claim block. During the fourth quarter of fiscal 1995, an 18 hole drill program was concluded on an area adjacent to the original Gold Bar deposit. Holes were drilled to the northwest and southeast of the original pit. All of the 13 holes to the northwest encountered gold mineralization with 3 holes having grades in excess of 0.1 ounce per ton over a distance of at least 20 feet and 0.055 ounce per ton over 80 feet. Based on the results of this program, the Company is currently permitting a second phase of drilling to further define this target.

In order to accelerate the exploration and development of its large land position, the Company elected to enter into agreements for the joint exploration and development of certain portions of the Gold Bar claim block. Areas which contain known mineralization, or identified but as yet untested targets, were not included in such agreements. To date, Atlas has entered into a joint venture agreement and two separate exploration agreements with options to joint venture which together cover approximately 46 percent of the claim block. In August 1994, Atlas signed a mining venture agreement with Rayrock Mines Inc. covering approximately 29 square miles on the northern portion of the claim block. In order to earn a 60 percent interest in that property, Rayrock is required to (i) spend $1.5 million on exploration and development of the property on or before October 1, 1997 (with an option to extend the time period for earning that 60 percent interest through October 1, 1999 for an additional $1.5 million in expenditures), and
(ii) complete a positive engineering study for the property.

In September 1994, Atlas entered into an exploration agreement with option for joint venture with Homestake Mining Company on the southern 14 square miles of the Gold Bar claim block. The agreement gives Homestake the right to earn a 60 percent interest in that property over a five year period, by expenditure of an aggregated amount of $3 million in exploration and development expenses, starting with a minimum of $200,000 in the first year with annual commitments increasing over time up to $1 million in the fifth year. In addition to incurring the minimum required exploration expenditures to earn its 60 percent interest, Homestake must also complete an engineering report evaluating the viability of developing a commercial mining operation on the property and commit to proceeding with commercial development.

In October 1994, Atlas signed an agreement with Hemlo Gold Mines (USA), Inc. on an approximately 4.5 square mile area located four miles northeast of the Gold Bar claim block. That agreement calls for Hemlo, in order to maintain the agreement in effect, to spend a minimum of $400,000 on exploration over a four year period. After Hemlo spends $400,000, Atlas may elect to participate in further development of the property pursuant to a mining venture agreement on a 30/70 basis with Hemlo or, if Atlas chooses not to participate, Hemlo may continue to develop the property with Atlas receiving a production royalty equal to 7 percent of the net operating proceeds. Since signing the agreement, Hemlo has drilled and surrendered a portion of the property, reducing the property position covered under this agreement to approximately 3 square miles.

On August 17, 1995, the Company announced that it had reached an agreement to purchase the Doby George Gold Project, located in Nevada, from Independence Mining Company Inc. Doby is an early stage development project with an indicated gold resource of 3.7 million tons at an average grade of 0.060 ounces per ton, containing approximately 220,000 ounces. The Doby land position covers approximately 14 square miles on public land. The terms of the agreement call for delivery of 1.4 million shares of Atlas Corporation Common Stock to Independence along with a payment of $400,000 upon closing. The purchase is subject to a sixty day due diligence period and negotiation of a definitive contract to be completed on or before October 13, 1995.

On September 7, 1995, the Company announced that it had entered into letter agreements for one year purchase options on the Commonwealth and Dixie Comstock properties. The Commonwealth project, optioned from Harvest Gold Corporation and located in central Arizona, is a two square mile, late stage exploration property. To date, 126 holes have been drilled on the site but the identified areas of mineralization have not been fully defined nor has the exploration potential of the property been fully evaluated. Under the terms of the agreement, the Company has made an initial payment of $125,000 and is committed to spend $425,000 for exploration and development of the property. If the option is exercised, Atlas would pay Harvest $25 per equivalent ounce of recoverable gold reserve as determined by an independent reserve study. This amount would be payable 75 percent in Atlas Common Stock, the value to be calculated by averaging the current price and the price on the date the option is exercised, and 25 percent in cash, with cash not to exceed $1,300,000.

The Dixie Comstock project, optioned from Horizon Gold Corporation and located in western Nevada, is a four square mile late stage exploration property. The option agreement called for an initial payment of $65,000 and a second payment of $25,000 on November 1, 1995, to maintain the option for its one year term. If the option is exercised, Horizon will receive 250,000 shares of Atlas Common Stock. Horizon would also retain a 7.5 percent net operating profit royalty.


INVESTMENT IN UNCONSOLIDATED SUBSIDIARY
---------------------------------------

On April 28, 1994, Atlas entered into an agreement to purchase 12,694,200 shares, or 37.2 percent of the outstanding shares, of Granges Inc.("Granges") from M.I.M. (Canada) Inc. (M.I.M.) for approximately Cdn. $50 million (US $37 million). Granges is a Canadian-based, precious metals mining company whose shares are traded on the American and Toronto Stock Exchange under the symbol GXL. Granges controlled, via its 50.5 percent subsidiary Hycroft Resources and Development Corporation (Hycroft), the Crofoot/Lewis mine, located in northwestern Nevada. This mine reported production of 94,900 ounces of gold in 1994.

Effective May 1, 1995, Granges amalgamated with Hycroft with the resultant company being named Granges Inc. The amalgamation resulted in each common share of Hycroft being exchanged for 0.88 of a common share of "new" Granges Inc. In addition, each Granges common share outstanding prior to the amalgamation was exchanged for one common share of "new" Granges Inc. After giving effect to the amalgamation, the Companys 12,694,200 shares of "new" Granges Inc. represented
27.7 percent of the outstanding common shares of that company.

The Company recorded the acquisition of the Granges shares using purchase accounting and reports the results of Granges operations using the equity method. During the period of Atlas ownership, Granges has reported a net loss of $644,000. Due to the amortization of excess basis in the investment over the net assets acquired and differences between United States and Canadian Generally Accepted Accounting Principles, the Company during the same period has recorded a loss of $1,361,000 on equity in unconsolidated subsidiary.

In connection with the amalgamation of Granges and Hycroft, the Company re-evaluated its investment in Granges relative to the market values implied in the amalgamation and to the known reserves at the Crofoot/Lewis mine. As a result thereof, the Company recorded an impairment of $11,419,000 of its investment in unconsolidated subsidiary at June 30, 1995.

The Company intends to pursue strategies that offer both companies the potential of economic benefits, including, but not limited to, joint exploration activities and a business combination.


WORKING CAPITAL
---------------

Over the last three years, the Company has financed acquisitions and raised working capital through the issuance of equity securities and instruments. During the summer of 1994, the Company conducted a private placement of 9,090,909 Units, for a purchase price of $5.50 per Unit, each Unit consisting of one share of Atlas Common Stock and one-half of one warrant (exercisable for five years) to purchase one share of Atlas Common Stock at an exercise price of $7.00 per share. The $50 million equity financing was completed in August 1994. Of these funds, $35.5 million was released on August 15, 1994, allowing Atlas to complete the acquisition of the Granges shares. The remaining $14.5 million was released on December 15, 1994, following shareholder approval of a proposal to increase the number of shares authorized for issuance.

On January 18, 1994, the Company, in a private placement, sold 1.5 million shares of Atlas Common Stock for $5.00 per share for gross proceeds of $7.5 million. The shares were placed outside the United States with a number of gold funds and institutional investors in Canada and Europe.

On September 20, 1993, the Company, under a Securities Purchase Agreement with Phoenix Financial Holding Inc. ("Phoenix"), closed on the sale for an aggregate of $8,375,000 of (i) 1,500,000 shares of Atlas Common Stock, (ii) a Redeemable Convertible Debenture due in 1998 in the amount of $3,500,000 which is convertible as to principal into Atlas Common Stock at the rate of $4.00 per share and bears interest at the rate of 9 percent per annum payable in cash or Atlas Common Stock at the rate of $4.00 per share, and (iii) Warrants to purchase for three years 2,000,000 shares of Atlas Common Stock at $3.625 per share.

Working capital was $5,611,000 at June 30, 1995, which compares to a working capital deficit of $239,000 at June 30, 1994 and a deficit of $2,816,000 at June 30, 1993. The Company's current ratio was 2.60 to 1 at June 30, 1995, .96 to 1 at June 30, 1994, .69 to 1 at June 30, 1993. The positive change in working capital reflects the funds received from issuance of equity securities as described above. The proceeds from the Phoenix transaction provided relief from liquidity difficulties the Company was experiencing at June 30, 1993, by allowing for repayment of short term debt and increasing working capital. The January 18, 1994, financing provided working capital to fund development and exploration drilling programs, expand the Gold Bar claim block, and fund the $1,843,000 deposit on the Granges transaction. The June 30, 1995, working capital position was the result of funds generated from the December 15, 1994, release of escrowed private placement funds. The proceeds were used to repay a short term loan, to pay fees related to the private placement, to acquire 2.4 million shares of Dakota Mining Corp. for $3,000,000 and for continuing exploration and administration expenses.

The Company will utilize its working capital and equity investments to address the lack of cash flow from current operations. The Company will also address this problem by pursuing: 1)
business combination strategies with Granges Inc., 2) sale of non-core assets,
3) issuance of debt, and 4) acquisitions.

The Company's capital expenditures in fiscal 1995 were $625,000, compared to $5,263,000 in fiscal 1994 and $3,795,000 in fiscal 1993. In fiscal 1995, approximately $360,000 was spent on the development of the Tucker Hill perlite deposit with the remainder being spent on the Gold Bar property. In fiscal 1994 and 1993, substantially all of the capital expenditures were for the development of the Gold Bar property.

The Company currently projects that $1 to $2 million will be needed to secure, explore and develop the recently announced Doby George acquisition and investigate the Commonwealth and Dixie Comstock options. The Company anticipates funding these expenditures through current working capital, the sale of non-core assets and borrowings secured by the assets of the Company.

Restarting Gold Bar operations will be contingent upon negotiation of acceptable mining contracts and receipt of project financing commitments.

The Company currently estimates that additional capital expenditures to develop and mine its Tucker Hill perlite deposit in Oregon will be approximately $2 million, all of which could be required during the next fiscal year pending successful permitting. At present, it is anticipated the funding will be obtained through project borrowings.

There is no assurance that the Company will be able to obtain the financing commitments mentioned in the preceding paragraphs.

See also "Environmental Matters" below.


ENVIRONMENTAL MATTERS
---------------------

The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to mitigate any environmental effects caused by its operations. The Company believes that it is currently in substantial compliance with all federal, state and local environmental regulations applicable to its current and discontinued operations.

The Company is obligated to decommission and reclaim its uranium mill site located near Moab, Utah. When the Company discontinued its uranium operations in 1987, estimated shut-down and reclamation expenses of $17,406,000 were accrued. Reclamation and decommissioning costs of $1,497,000, $1,159,000 and $623,000 in fiscal 1995, 1994 and 1993 have been charged against this accrual. The balance of this accrual at June 30, 1995 was $5,702,000 and the reclamation plan as proposed by the Company extends over the next four to seven years.
Title X of "The Comprehensive National Energy Policy Act" ("Title X"), which was enacted in October 1992, provides for reimbursement by the federal government of past and future reclamation expenses in proportion to the extent that the site's tailings were generated by Atomic Energy Commission (AEC) contracts. With respect to the Company's discontinued uranium operations, 56 percent of the tailings were generated by AEC contracts. Requests for reimbursement under Title X must be submitted to the Department of Energy (DOE) and are subject to review and audit. The timing on the repayment of costs approved for reimbursement is a function of Congressional appropriation.

The Company's proposed reclamation plan, which provides for capping the tailings on site, is the subject of an Environmental Impact Statement, a public draft of which is scheduled for release by the Nuclear Regulatory Commission in November 1995. The Company is confident that the ultimate result of this review process will be the approval of its reclamation plan and that its remaining accrual, when combined with anticipated reimbursements of reclamation costs under the Title X program, is sufficient to cover future reclamation costs.

In July 1994, the Company submitted a claim under Title X for approximately $5.0 million of reclamation costs incurred from fiscal 1986 through fiscal 1994. The Company has received notification that the DOE has given interim approval on approximately $4.5 million of the claim and $2.5 million in reimbursement with $0.5 million being disallowed. On December 29, 1994, the Company received $846,000 as a partial payment of the approved reimbursement which was recorded as income from discontinued operations. Based upon the Company's analysis of the reclamation liability, it is anticipated that all subsequent reimbursements under Title X will be used to increase the reclamation accrual.

In June 1995, the Company submitted a second claim under Title X for approximately $3.6 million for reclamation costs incurred from fiscal 1980 through fiscal 1985, from June 1994 through May 1995 and appealed reclamation costs previously disallowed. The June 1995 claim is currently undergoing audit, the results of which are anticipated to be released late in 1995. The Company has received notification from the DOE that $1 million of the claim does not fall under the current definition of a reimbursable cost under Title X and has been disallowed. It is the Company's intention to appeal this determination. If the June 1995 claim of $3.6 million is approved in full, the Company will receive reimbursement of approximately $2 million.

Estimated reclamation costs relating to the Gold Bar Resource Area are recorded based on the units of production method. Total reclamation costs expensed in fiscal 1995, 1994 and 1993 were $0, $732,000 and $313,000, respectively. As part of the impairment recorded during the fourth quarter of fiscal year 1994 (see results of operations, above), the Company increased it accrued expense by an additional $1,244,000. No charges were recorded in 1995 since analysis indicated the $3,342,000 accrued for reclamation costs at the Gold Bar Resource Area is adequate. Although the Gold Bar mine is currently on temporary standby, the Company expects to restart mining, subject to financing and negotiations with mining contractors.

The Company believes it can meet the estimated closing and reclamation costs of its uranium and gold mining operations from internally generated funds, from the $5,659,000 in restricted cash which serves as collateral for a letter of credit and reclamation bonds relating to these costs, and from reimbursements under Title X, without a significant impact on its working capital position. It is presently anticipated that these obligations will be satisfied over the next four to seven years.

During fiscal 1988, the United States Environmental Protection Agency (EPA) notified the Company that it was one of several potentially responsible parties ("PRPs") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") for cleanup costs at the Company's former asbestos mine and mill site near Coalinga, California and in the City of Coalinga. A prolonged period of inquiry and administrative process concerning this matter followed.

In fiscal 1993 and 1991, the Company established a reserve of, and recorded as an expense, $600,000 and $3,000,000, respectively, to cover the Company's share of costs to be incurred in connection with this matter. This accrual reflects participation by the BLM, another PRP. The Company instituted legal action against 13 insurance carriers which had issued insurance policies over a period of more than 25 years with respect to these sites. During fiscal 1994, the Company reached settlement with a number of these carriers and recorded a gain from discontinued operations of $2,175,000. All remaining claims with the carriers were settled in fiscal 1995. The proceeds were negligible.

In October, 1994, the Environmental Protection Agency approved a remedial action plan for the sites. Due to unusually heavy rains experienced at the site during the spring and early summer of 1995, the Company experienced delays and cost overruns. As a result, the Company recorded an additional loss from discontinued operations of $225,000 in the fourth quarter of fiscal 1995. The Company believes the remaining reserve is sufficient to cover future costs incurred under the remedial action plan, which is scheduled to be completed in the fall of 1995.

The Company is required to obtain permits from various governmental agencies in order to mine and mill. The Company has obtained all of the necessary permits relating to is present operations. The Company cannot anticipate whether the increasing costs of environmental compliance for its gold operations will have a material adverse impact on its future operations or competitive position.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

INDEX TO FINANCIAL STATEMENTS                                           Page

    Consolidated Statements of Operations for the Fiscal Years Ended
    June 30, 1995, 1994 and 1993                                         21

    Consolidated Balance Sheets as of June 30, 1995 and 1994             22

    Consolidated Statement of Stockholders' Equity (Deficit) as
    of June 30, 1995, 1994 and 1993                                      23

    Consolidated Statements of Cash Flows for the Fiscal Years
    Ended June 30, 1995, 1994 and 1993                                   24

    Notes to Consolidated Financial Statements                      25 - 39

    Report of Independent Auditors                                       40

                               ATLAS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except earnings per share)


For the Year Ended June 30,                 1995       1994       1993
---------------------------               ------     ------      ------

Mining revenue                            $  2,328   $ 19,478   $ 19,280
------------------------------------------------------------------------

Costs and expenses:
  Production costs                           2,683     16,526     17,792
  Depreciation, depletion and amortization     348      4,479      9,005
  Impairment of mineral properties (Note 4)     --      5,355     28,716
  Shutdown and standby costs (Note 4)        1,485         --         --
------------------------------------------------------------------------
  Loss from operations                      (2,188)    (6,882)   (36,233)
------------------------------------------------------------------------

Other (income) and expense:
  Exploration and prospecting costs          1,911      2,315      1,783
  General and administrative expenses        2,742      3,068      4,149
  Equity in loss of unconsolidated
   subsidiary (Note 7)                       1,361         --         --
  Impairment of investment
   in unconsolidated subsidiary (Note 7)    11,419         --         --
  Forfeiture of deposit on
   stock purchase agreement (Note 15)        1,144
  Gain on mineral lease
   transaction (Note 4)                         --         --    (17,803)
  Impairment of nonproducing mineral
   properties (Note 4)                          --         --      2,796
  Interest expense (income), net              (327)       205       (148)
  Other (income) expense                       (41)      (430)       579
------------------------------------------------------------------------

   Loss from continuing operations
    before income taxes                    (20,397)   (12,040)   (27,589)

Provision for income taxes (Note 14)            --         --        477


------------------------------------------------------------------------
   Loss from continuing operations         (20,397)   (12,040)   (28,066)

------------------------------------------------------------------------
Income (loss) from discontinued
 operations (Note 10)                          621      2,175       (875)
------------------------------------------------------------------------

   Loss before cumulative effect of
    postretirement benefit obligations     (19,776)    (9,865)   (28,941)
 Cumulative effect of post
    retirement benefit
     obligations (Note 13)                      --         --       (968)

------------------------------------------------------------------------
          Net loss                        $(19,776)  $ (9,865)  $(29,909)
========================================================================

Loss per share of common stock:
 Loss from continuing operations            $(1.23)  $  (1.45)  $  (4.43)
 Income (loss) from
  discontinued operations                      .04        .26       (.14)
 Cumulative effect on prior years of
  postretirement benefit obligations            --         --       (.15)
------------------------------------------------------------------------
          Net loss                          $(1.19)  $  (1.19)  $  (4.72)
========================================================================
 Weighted average of common
  shares outstanding                        16,549      8,264      6,336
========================================================================

                               ATLAS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

June 30,                                    1995       1994
-------------------------------------------------------------

ASSETS
     Current assets:
          Cash and cash equivalents       $  4,453   $  3,767
          Accounts receivable                  131        970
          Inventories (Note 2)                 250      1,367
          Investments in marketable
           equity securities (Note 3)        4,083         --
          Prepaid expenses and other
           current assets                      198        212
-------------------------------------------------------------
               Total current assets          9,115      6,316

Property, plant and equipment (Note 4)      47,686     50,476
Less:  Accumulated depreciation,
 depletion and amortization and
  impairment                               (44,661)   (47,637)
-------------------------------------------------------------
                                             3,025      2,839

Investment in unconsolidated subsidiary
 (Note 7)                                   25,452         --
Restricted cash  and securities (Note 8)     5,659      7,993
Other assets (Note 8)                          246      2,699
-------------------------------------------------------------
                                          $ 43,497   $ 19,847
=============================================================


LIABILITIES
     Current liabilities:
       Trade accounts payable             $    601   $  2,109
       Other accrued liabilities (Note 8)    2,103      3,146
       Current portion of estimated
        uranium reclamation costs
         (Note 11)                             800      1,300
-------------------------------------------------------------
               Total current liabilities     3,504      6,555

     Convertible debenture (Note 15)         3,500      3,500
     Other liabilities, long-term (Note 8)  11,660     12,267


     Commitments and contingencies
      (Note 11)


STOCKHOLDERS' EQUITY (DEFICIT)
 (NOTES 5, 6 AND 15)
  Common stock, par value $1 per
   share; authorized 50,000,000 and
      25,000,000, issued and
       outstanding 18,577,500 and
        9,410,012 at June 30, 1995 and
         1994, respectively                 18,578      9,410


     Capital in excess of par value         68,678     31,555
     Deficit                               (63,216)   (43,440)
     Unrealized gain on investment in
      equity securities (Note 3)               896         --
     Currency translation adjustment          (103)        --

-------------------------------------------------------------
          Total stockholders' equity
           (deficit)                        24,833     (2,475)
-------------------------------------------------------------
                                          $ 43,497   $ 19,847
=============================================================


                               ATLAS CORPORATION
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (In thousands)


                                                           Capital in
For the Three Years                       Common  Common   Excess of
Ended June 30, 1995                       Shares   Stock   Par Value    Deficit   Other     Total
--------------------------------------------------------------------------------------------------

Balance at June 30, 1992                   6,336  $ 6,336     $22,832  $ (3,666)     --   $ 25,502

Current year loss                             --       --          --   (29,909)     --    (29,909)
--------------------------------------------------------------------------------------------------
Balance at June 30, 1993                   6,336    6,336      22,832   (33,575)     --     (4,407)

Issuance of Common stock (Note 15)         3,000    3,000       8,362        --      --     11,362
Exercise of warrants                          13       13          33        --      --         46
Interest on Debenture                         61       61         328        --      --        389
Current year loss                             --       --          --    (9,865)     --     (9,865)
--------------------------------------------------------------------------------------------------
Balance at June 30, 1994                   9,410    9,410      31,555   (43,440)     --     (2,475)

Issuance of Common Stock (Note 15)         9,091    9,091      36,965        --      --     46,056
Exercise of Warrants                          15       15          39        --      --         54
Interest on Debenture                         40       40          50        --      --         90
Shares issued to 401k plan                    22       22          69        --      --         91
Unrealized gain on investment (Note 3)        --       --          --        --     896        896
Currency translation adjustment               --       --          --        --    (103)      (103)
Current year loss                             --       --          --   (19,776)     --    (19,776)
--------------------------------------------------------------------------------------------------
Balance at June 30, 1995                  18,578  $18,578     $68,678  $(63,216)  $ 793   $ 24,833
==================================================================================================

                               ATLAS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)

For the Year Ended June 30,                                            1995          1994          1993
----------------------------------------------------------------------------------------------------------
Operating activities:
 Net loss                                                            $  (19,776)  $    (9,865)  $   (29,909)
 (Income) loss from discontinued operations                               (621)       (2,175)          875
 Cumulative effect of postretirement benefit obligations                    --            --           968
 From continuing operations:
   Adjustments to reconcile loss to net cash used in operations:
    Depreciation, depletion and amortization                               395         4,547         9,005
    Equity loss in unconsolidated subsidiary                             1,361            --            --
    Forfeiture of deposit on stock purchase agreement                      525            --            --
    Write-down of investment in unconsolidated subsidiary               11,419            --            --
    Write-down of mineral properties - producing                            --         5,355        28,716
    Write-down of mineral properties - nonproducing                         --            --         2,796
    Gain on mineral lease transaction                                       --            --       (17,803)
    Other adjustments                                                      498            --           615
    Changes in operating assets and liabilities (Note 9)                   (62)       (2,217)         (608)
----------------------------------------------------------------------------------------------------------
                                                                        (6,261)       (4,355)       (5,345)
----------------------------------------------------------------------------------------------------------
Discontinued operations:
  Operating  income (loss) (net of tax)                                    621         2,175          (875)
  Adjustments to reconcile income to net cash provided
   from operations:
     Decrease (increase) in accounts receivable                            875          (875)           --
     Decrease in taxes payable                                              --            --           (37)
     Increase in accrued liabilities                                       123            --            --
     Increase (decrease) in other liabilities, long-term                   102          (101)          877
     Net decrease in estimated reclamation costs                        (1,497)       (1,079)         (623)
----------------------------------------------------------------------------------------------------------
                                                                           224           120          (658)
----------------------------------------------------------------------------------------------------------
       Net cash used in operations                                      (6,037)       (4,235)       (6,003)
----------------------------------------------------------------------------------------------------------
Investing activities:
     Purchase of stock in unconsolidated subsidiary                    (36,492)           --            --
     Investment in equity securities                                    (3,007)           --            --
     Proceeds from lease transaction                                        --            --        30,000
     Additions to property, plant and equipment                           (625)       (5,263)       (3,795)
     Proceeds from sale of equipment and reduction in other assets         491           434         1,479
     Collateral for letter of credit                                        --            --        (6,500)
----------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) investing activities             (39,633)       (4,829)       21,184
----------------------------------------------------------------------------------------------------------
Financing activities:
     Proceeds from borrowings on short term debt and line of credit      3,550                         750
     Principal payments on revolving line of credit and long-term debt      --            --       (14,749)
     Repayment of short-term debt                                       (3,550)       (3,524)           --
     Proceeds from the issuance of common stock                         50,054        12,421            --
     Proceeds from the issuance of convertible debenture                    --         3,500            --
     Cost of issuance of convertible debenture and common stock         (3,698)       (1,300)           --
----------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) financing activities              46,356        11,097       (13,999)
----------------------------------------------------------------------------------------------------------
       Increase in cash and cash equivalents                               686         2,033         1,182
Cash and cash equivalents at beginning  of year                          3,767         1,734           552
----------------------------------------------------------------------------------------------------------
       Cash and cash equivalents at end of year                     $    4,453   $     3,767   $     1,734
==========================================================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1.  ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION -- The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

INVENTORIES -- Inventories other than finished gold are recorded at the lower of
average cost or net realizable value.   Finished gold inventory is carried at
realizable value.

MINING COSTS -- During production periods, costs attributable to waste are charged to operations based on the average ratio of waste tonnage to ore tonnage.

PROPERTY, PLANT AND EQUIPMENT -- Property, plant and equipment is stated at the lower of cost, or estimated net realizable value. Depreciation of milling facilities and depletion of mining properties is determined by the units of production method. The Company regularly assesses its ability to recover the carrying value of its assets and recognizes an impairment when it is determined that unamortized costs cannot be recovered from undiscounted cash flows over the remaining project life. Leasehold improvements are amortized on a straight-line basis over the terms of related leases or, if shorter, estimated useful life.

Expenditures for maintenance and repairs are charged to operations as incurred Expenditures for additions and major renewals are added to the property, plant and equipment accounts. Interest expense allocable to the acquisition or construction of capital assets and deferred mine development is capitalized until operations commence.

INVESTMENTS -- The Company uses the equity method to account for investments in common stock of companies 20 percent to 50 percent owned. Investments in equity securities of companies which are less then 20 percent owned are carried at the lower of cost or market value. Marketable equity securities available for sale are recorded at fair value with unrealized gains and losses reported as a separate component of stockholders' equity.

FOREIGN CURRENCIES -- All assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date, while income and expense items are translated at the weighted average exchange rate prevailing during the period. Unrealized exchange gains and losses are deferred and shown as a currency translation adjustment in shareholders' equity.

EXPLORATION AND MINE DEVELOPMENT -- Exploration costs are expensed as incurred. When it is determined that a property has development potential, the subsequent costs of exploration and development are capitalized. Upon commencement of production the capitalized costs are amortized using the units of production method.

MINING REVENUE -- Revenues are recorded when the finished product is available for shipment.

RECLAMATION -- Estimated reclamation, site restoration and closure costs for each mine are charged to operations over the expected life of the mine using the units of production method.

INCOME TAXES -- Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under SFAS 109, income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of those differences which will either be taxable or deductible in the future when the assets and liabilities are recovered or settled. A valuation allowance is provided if it is more likely than not that any portion of the deferred tax assets will not be realized. Deferred tax assets are also recognized for operating losses and tax credits that are available to offset future taxable income or income taxes.

CASH EQUIVALENTS -- The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

EARNINGS PER SHARE -- Earnings per share have been calculated based on the weighted average number of common shares outstanding during the year. Shares issuable under options and warrants are excluded from the computation when they are not dilutive.

RECLASSIFICATIONS -- Certain of the comparative figures have been reclassified to conform with the current year's presentation.


2.  INVENTORIES

The following is a summary of inventories:

June 30, (In thousands)        1995    1994
-----------------------------  -----  -------
     Stockpiled ore            $  --   $  360
     Work in process              --      593
     Finished product             --       64
     Materials and supplies      250      350
                               -----   ------
                               $ 250   $1,367
                               =====   ======

3.  INVESTMENTS IN MARKETABLE EQUITY SECURITIES

The following is a summary of investments in equity securities:

                                                                               Gross        Estimated
                                                                              Unrealized      Fair
June 30, 1995 ( In thousands)                                    Cost          Gains         Value
-----------------------------------------------------------------------------------------------------
Dakota Mining Corporation Common  Stock                             $ 3,187        $   896     $4,083
=====================================================================================================

4.  PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:


                                                                               Accumulated
                                                                             Depreciation,
                                                                                 Depletion
                                                                Acquisition   Amortization   Net Book
June 30, 1995 (In thousands)                                          Costs   & Impairment      Value
----------------------------                                        -------        -------  ---------
Property and leaseholds                                             $ 2,256        $ 2,256     $   --
Land improvements                                                     5,734          5,734         --
Deferred exploration and development costs:
     Producing                                                        3,470          3,470         --
     Nonproducing                                                       750             --        750
Buildings and equipment                                              35,476         33,201      2,275
                                                                    -------        -------  ---------
Total                                                               $47,686        $44,661     $3,025
                                                                    =======        =======  =========
                                                                               Accumulated
                                                                             Depreciation,
                                                                                Depletion,
                                                                Acquisition   Amortization   Net Book
June 30, 1994 (In thousands)                                          Costs   & Impairment      Value
--------------------------------------------------------------      -------        -------  ---------
Property and leaseholds                                             $ 2,256        $ 2,256     $   --
Land improvements                                                     5,734          5,734         --
Deferred exploration and development costs:
     Producing                                                        3,470          3,470         --
     Nonproducing                                                       388             --        388
Buildings and equipment                                              38,620         36,177      2,451
                                                                    -------        -------  ---------
Total                                                               $50,476        $47,637     $2,839
                                                                    =======        =======  =========

During September 1994, the Company placed the Gold Bar Mine on standby and recorded an expense of $1,275,000 for estimated shutdown and standby costs through the end of the fiscal year. During the fourth quarter of fiscal year 1995, the Company recorded $210,000 of additional shutdown and standby costs.

During the fourth quarter of fiscal year 1994, the Company reviewed its mine plan and feasibility studies at certain Gold Bar properties. It was determined that the Company's unamortized investment could not be recovered from undiscounted cash flows over the remaining mine life, accordingly, the Company recorded an impairment of $5,355,000 in carrying value of its producing properties. This impairment is in addition to a similar reduction of $28,716,000 in the carrying value of its producing properties recorded in fiscal year 1993. The Company wrote off the $2,796,000 carrying value of certain nonproducing properties in the fourth quarter of fiscal 1993.

In October 1992, the Company leased to another mining company gold properties in Oregon and Idaho for a period of 35 years with options for three additional 10 year periods. The total consideration was $30 million, consisting of a $22.5 million initial payment and a $7.5 million advance royalty payment. The Company has retained a 5 percent royalty on each of the properties which will first be applied against the advance royalty and interest thereon. This transaction resulted in a gain of $17.8 million in fiscal year 1993.


5.  STOCKHOLDERS' EQUITY

At a Special Meeting of Stockholders held on December 15, 1994, an amendment was approved to the Company's Certificate of Incorporation increasing the number of authorized shares of common stock from 25 million to 50 million. The Company is also authorized to issue 1,000,000 shares of preferred stock, par value $1 per share. The preferred stock is issuable in series, with designations, rights and preferences to be fixed by the Board of Directors. The Board of Directors has established a series of 150,000 shares of Series Preferred Stock designated Series A Junior Participating Preferred Stock ("Series A Preferred Stock"), no shares of which have been issued.

At June 30, 1995, there were 875,000 shares of Common Stock reserved for the conversion of an outstanding convertible debenture and 2,032,111 shares of Common Stock reserved for Option Warrants traded on the American Stock Exchange which are exercisable at a price of $15.625 per share and have no expiration date. Also at June 30, 1995, there were 6,517,955 shares of Common Stock reserved for Option Warrants outstanding with the following terms:

          Date of       Number      Exercise       Date
          Issuance      of Shares   Price    of Termination
          ------------  ---------   --------  --------------
      Sept. 21, 1993    1,972,500    $3.625  Sept. 20, 1996
      Aug. 17, 1994     3,243,405    $ 7.00   Aug. 16, 1999
      Dec. 15, 1994     1,302,050    $ 7.00   Dec. 14, 1999

The Company has an Amended and Restated Rights Agreement under which a holder of Preferred Stock Purchase Rights ("Rights") is entitled to purchase from the Company 1/200th of a share of Series A Preferred Stock at a price of $45 per 1/200th of a share. Subject to action by the Board of Directors, the Rights become exercisable upon the occurrence of certain events, including acquisition by a person or group of 15 percent or more of the outstanding Common Stock of the Company. Upon any such acquisition, the amended Plan provides that upon exercise of Rights and payment of the purchase price, the exercising Rights holder is entitled to receive, in lieu of Series A Preferred Stock, shares of Common Stock having a market value equal to twice the purchase price. The Amended and Restated Rights Agreement was amended as of September 13, 1993 and August 15, 1994 to provide that the transactions with Phoenix Financial Holdings Inc., M.I.M. Holdings Limited and Mackenzie Financial Corporation would not cause the Rights to become exercisable (Note 15).

6.  EMPLOYEE INCENTIVE PLANS

The Company's Long Term Incentive Plan (the "LTIP") provides that key employees may be granted options to purchase Common Stock at the fair value of the shares on the date of grant. At a February 17, 1995 Meeting of Stockholders, the shareholders approved an amendment to the Long Term Plan (i) to increase by 850,000 the number of shares authorized for issuance under the LTIP, (ii) to provide for the automatic grant to non-employee directors of the Company of awards of stock options under the LTIP and (iii) to reduce the minimum period prior to which an option may be exercised for all options granted after January 6, 1995 from one year to six months. Options are exercisable for a maximum of ten years from the date of grant and no options may be granted after July 31, 1999. At June 30, 1995, 1,745,000 shares of Common Stock were authorized for issuance under the LTIP with 1,117,000 options outstanding.

                                      Options Exercised
             --------------------------------------------------------------------
Date         Option    Number     Prior to                          Outstanding
Granted      Price    Granted (a)  1992     1992  1993     1994   1995    6/30/95
             ------   ---------   --------  ----  ----  -------   ----  ---------
  03/11/93   $ 2.75      30,000         --    --    --  (30,000)    --         --
  11/15/93   $ 4.25     409,500         --    --    --       --     --    409,500
  05/02/94   $ 8.00       5,000         --    --    --       --     --      5,000
  08/10/94   $ 4.75      37,500         --    --    --       --     --     37,500
  01/06/95   $2.125      80,000         --    --    --       --     --     80,000
  01/06/95   $ 4.50     350,000         --    --    --       --     --    350,000
  05/19/95   $ 2.00     235,000         --    --    --       --     --    235,000
             ------   ---------   --------  ----  ----  -------   ----  ---------
Total                 1,147,000         --    --    --  (30,000)    --  1,117,000
                      ---------   --------  ----  ----  -------   ----  ---------

(a) Options granted shown net of cancellations, of which 815,000 were canceled in fiscal year 1995


7.  INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

On August 15, 1994, the Company completed the purchase from M.I.M. (Canada) Inc. ("M.I.M.") of 12,694,200 common shares of Granges Inc. ("Granges") which represented 37.2 percent of the issued and outstanding shares of Granges. The purchase price was Cdn. $4.00 per share (U.S. $2.80), or an aggregate purchase price of Cdn. $50.8 million (U.S. $35.8 million).

Granges is a Canadian-based precious metals mining company whose shares are traded on the Toronto Stock Exchange and the American Stock Exchange. Effective May 1, 1995, Granges amalgamated with Hycroft Resources and Development Corporation ("Hycroft"), which operates the Crofoot/Lewis mine located in Nevada,. Prior to the amalgamation, Granges had a 50.5 percent ownership position in Hycroft. The terms of the amalgamation called for each common share of Hycroft to be exchanged for 0.88 of a common share of "new" Granges Inc. and for each common share of Granges outstanding prior to the amalgamation, to be exchanged for one common share of "new" Granges Inc. After the amalgamation, the Company continued to hold 12,694,200 shares of "new" Granges Inc., representing 27.7 percent of the outstanding common shares of Granges.

The Company has reported the results of Granges' operations on the equity method since it was acquired on August 15, 1994. A summarized Statement of Operations (Unaudited, U.S. dollars and U.S. GAAP) of Granges for the twelve month period ended June 30, 1995 and a summarized Balance Sheet (Unaudited, U.S. dollars and U.S. GAAP) is presented below:

                                                Twelve Months Ended
STATEMENT OF OPERATIONS (In thousands)          June 30, 1995
--------------------------------------          -------------
     Sales                                            $42,833
     Cost of sales                                     34,179
     Depreciation, depletion, & amortization            4,773
                                                      -------
        Income from operations                          3,880
     Net loss                                         $(1,405)
                                                      =======
BALANCE SHEET (In thousands)
     Current assets                                   $34,109
     Non-current assets                               $28,137
     Current liabilities                              $ 5,346
     Non-current liabilities                          $ 3,206
     Net equity                                       $53,694

Under the equity method, the Company recorded a loss of $1,361,000 for the period from August 15, 1994 (date of acquisition) to June 30, 1995, respectively. Excess cost of investment over the net assets acquired of $9,002,000 is being amortized on a unit of production (gold ounces) basis and is included in the reported loss.

In connection with May 1, 1995 amalgamation of Granges Inc. and Hycroft Resources and Development Corporation, the Company has re-evaluated its investment in Granges relative to the fair values implied in the amalgamation and to known reserves at the Crofoot/Lewis mine. As a result, the Company has elected to record an $11,419,000 impairment of its investment in unconsolidated subsidiary as of June 30, 1995.


8. DETAILS OF CERTAIN BALANCE SHEET CAPTIONS

A summary of restricted cash and securities is as follows:

June 30, (In thousands)                                            1995     1994
----------------------                                            -------  -------
     Collateral for a $4,592,000 letter of credit (a)(c)          $ 4,869  $    --
     Collateral for a $6,500,000 letter of credit (a)                  --    6,500
     Collateral for a $1,500,000 reclamation bond (b)                 790      775
     Other restricted cash (c)                                         --      718
                                                                  -------  -------
                                                                  $ 5,659  $ 7,993
                                                                  =======  =======

(a) Securing $6,500,000 performance bond related to the Company's uranium reclamation obligations.
(b) Securing $1,500,000 performance bond related to the Company's Gold Bar reclamation obligation.
(c) Securing $1,826,000 performance bond related to the Company's Gold Bar reclamation obligation.

A summary of other assets is as follows:

June 30, (In thousands)                                        1995     1994
-----------------------                                     -------  -------
     Deposit paid for Granges Inc. shares                   $    --  $ 1,843
     Deposit paid for Dakota Mining Corporation
        shares (Note 15)                                         --      525
     Other                                                      246      331
                                                            -------  -------
                                                            $   246  $ 2,699
                                                            =======  =======

A summary of other accrued liabilities is as follows:

June 30, (In thousands)                                        1995     1994
----------------------                                      -------  -------
     Accrued compensation                                   $   230  $   596
     Mine reclamation accrual (short-term)                      300      300
     Accrued asbestos reclamation costs (Note 11)               566    1,400
     Other                                                    1,002      850
                                                            -------  -------
                                                            $ 2,103  $ 3,146
                                                            =======  =======

A summary of other liabilities, long-term is as follows:

June 30, (In thousands)                                        1995     1994
----------------------                                      -------  -------
     Long term uranium reclamation cost (Note 11)           $ 4,902  $ 5,899
     Pension and deferred compensation obligations            1,405    1,335
     Mine reclamation accrual                                 3,042    3,100
     Accrued postretirement benefit obligation (Note 13)      1,232    1,203
     Other                                                    1,079      730
                                                            -------  -------
                                                            $11,660  $12,267
                                                            =======  =======

9.  DETAILS OF CERTAIN STATEMENTS OF CASH FLOW CAPTIONS

The components of the changes in operating assets and liabilities as reflected in the Consolidated Statements of Cash Flows are as follows:


Year Ended June 30, (In thousands)                              1995      1994      1993
---------------------------------                             --------  --------  --------
     Decrease (increase) in trade accounts receivable         $   (36)  $    --   $    68
     Decrease in inventories                                      843     1,024       614
     Decrease (increase) in prepaid expenses and other
      current assets                                              (69)      (57)      160
     Decrease (increase) in other assets and restricted
      cash and securities                                       2,419    (2,565)     (390)
     Increase (decrease) in trade accounts payable             (1,500)      860    (1,110)
     Decrease in other accrued liabilities                     (1,784)     (182)   (1,015)
     Increase (decrease) in income taxes payable                   --      (477)      477
     Increase (decrease) in other liabilities, long-term           65      (820)      588
                                                              -------   -------   -------
                                                              $   (62)  $(2,217)  $  (608)
                                                              =======   =======   =======

Net cash required for operating activities reflects cash payments for interest and income taxes as follows:

Year Ended June 30, (In thousand)                       1995      1994      1993
--------------------------------                     -------   -------   -------
     Interest (net of amounts capitalized)           $    99   $   562   $    61
     Income taxes                                    $    --   $    --   $    --

10.  DISCONTINUED OPERATIONS

During fiscal year 1995, the Company recognized income of $621,000 from discontinued operations, this included a gain of $846,000 recorded upon the receipt of a payment from the Department of Energy under Title X of the Energy Policy Act (Note 11) in connection with the reclamation of the Company's uranium mine and mill site in Moab, Utah. The gain was partially offset by a loss of $225,000 due to cost overruns at the Company's Coalinga, California asbestos mine and mill reclamation project (Note 11).

During fiscal year 1994, the Company recognized income of $2,175,000 from discontinued operations primarily due to the recovery from insurance carriers of cleanup costs at the Coalinga reclamation project.

During fiscal year 1993, the Company charged $912,000 ($875,000 net of tax) to discontinued operations including $600,000 for estimated reclamation costs at the Coalinga project and $312,000 for litigation related to the sale of the Atlas Building Systems Division in a prior fiscal year.

The items above are included in the consolidated statements of operations under the heading "Income (loss) from discontinued operations". The following table summarizes the operating income (loss) of the discontinued businesses:

                                         Building
                             Asbestos   Products &
                             Mining &    Ready-Mix      Service &
  Year ended (In thousands)   Milling    Concrete        Other    Total
  -------------------------  ---------  ----------      -------  --------
     June 30, 1995             $ (225)       $  --        $846   $  621
     June 30, 1994             $1,997        $ 136        $(42)  $2,175
     June 30, 1993             $ (600)       $(312)       $ --   $ (912)


11.  COMMITMENTS AND CONTINGENCIES

The Company is obligated to decommission and reclaim its uranium mill site located near Moab, Utah. The Company discontinued its uranium operations and permanently shut down its uranium mill and mines in 1987, estimated shut-down expenses and reclamation costs of $17,406,000 were accrued. The balance in this accrual at June 30, 1995 was $5,702,000. Title

X of "The Comprehensive National Energy Policy Act" ("Title X"), enacted in October 1992, provides for the reimbursement of past and future reclamation expenses related to uranium sites operated under Atomic Energy Commission contracts. The Company's uranium reclamation cost will be reduced by this Government cost sharing program since 56 percent of its tailings were generated under government contracts. The Company believes the accrual, when combined with anticipated reimbursements under the Title X program, is sufficient to cover future reclamation costs.

In July 1994, the Company submitted a claim to the Department of Energy (the "DOE") under Title X of approximately $5 million for reclamation costs incurred from fiscal year 1986 through fiscal year 1994. The DOE has given interim approval on approximately $4.5 million of the claim and $2.5 million in reimbursement, disallowing $.5 million. On December 29, 1994, the Company received $846,000 as a partial payment of the approved reimbursement which was recorded as income from discontinued operations. In June 1995, the Company submitted a second claim to the DOE under Title X for approximately $3.6 million which included reclamation costs incurred from fiscal year 1980 through fiscal year 1985, from June 1994 through May 1995, and reclamation costs previously disallowed. The Company anticipates the DOE audit of the June 1995 claim will be completed in the fall of 1995. If the June 1995 claim is approved in full, the Company would receive reimbursement of approximately $2.0 million. Timing of payments for approved reimbursements is a function of Congressional appropriation of Title X funding.

During fiscal year 1988, the United States Environmental Protection Agency notified the Company that it was one of several potentially responsible parties for cleanup costs at the Company's former asbestos mine and mill site near Coalinga, California and in the City of Coalinga. A prolonged period of inquiry and administrative process concerning this matter followed.

In fiscal years 1995, 1993 and 1991, the Company established a reserve, and recorded as an expense, $225,000, $600,000 and $3,000,000, respectively, to cover the Company's share of cleanup costs. In fiscal year 1992, the Company started legal action against thirteen insurance carriers which had issued insurance policies, with respect to the site. During fiscal year 1994, the Company reached settlement with a number of the carriers and recorded a gain from discontinued operations of $2,175,000. All claims with remaining carriers were settled in fiscal year 1995. The proceeds were negligible. The remedial action plan commenced October 1994 and is now scheduled to be completed in the fall of 1995 after delays caused by unusually heavy rains in central California during the spring and summer of 1995.

Minimum future rental commitments under the Company's non-cancelable operating leases having a remaining term in excess of one year at June 30, 1995 are as follows:

Year ended June 30, (In thousands)
----------------------------------
     1996                                $  283
     1997                                   283
     1998                                   283
     1999                                   283

     2000                                    94
     Later years                             --
                                         ------
     Total minimum payments required     $1,226
                                         ======
Amounts charged to rent expense in fiscal years 1995, 1994 and 1993 were $550,000, $670,000 and $1,263,000, respectively


12.  EMPLOYEE RETIREMENT PLANS

The Company has a trusteed and insured retirement plan covering substantially all salaried employees. The plan provides pension benefits that are based on final average compensation minus certain adjustments for primary social security benefits. The Company's funding policy for the plan is to make at least the minimum annual contributions required by applicable government regulations.
Plan assets are invested primarily in equity securities, corporate and government bonds and money market funds.

For the Year Ended June 30, (In thousands)               1995    1994    1993
------------------------------------------------------  ------  ------  ------
     Service costs-benefits earned during the year      $  83   $ 123   $ 195
     Interest cost on projected benefit obligation        432     441     500
     Actual return on plan assets                        (218)    (90)   (252)
     Net amortization and deferral                       (223)   (399)   (262)
                                                        -----   -----   -----
      Net periodic pension cost for the year            $  74   $  75   $ 181

     Assumed long-term rate of return on plan assets      8.5%    8.5%    8.5%

The following table sets forth the plans' funded status and amounts recognized in the Company's financial statements at June 30, 1995 and 1994:


For the Year Ended June 30, (In thousands)                          1995      1994
-----------------------------------------                        --------   -------
     Accumulated benefit obligation based on salaries to date,
        including vested benefit obligation of $5,449,000
        for 1994 and $5,338,000 for 1995                          $(5,344)  $(5,494)
     Additional benefit obligation based on estimated future
        salary levels                                                (145)     (157)
                                                                  -------   -------
     Projected benefit obligation                                  (5,489)   (5,651)

     Fair value of plan assets                                      4,971     5,342
                                                                  -------   -------
     Funded status                                                   (518)     (309)
     Unrecognized net obligation at July 1, 1989 and
        1988 being recognized over approximately 15.88 years           58        71
     Unrecognized net gain                                            (42)     (190)
                                                                  -------   -------
     Accrued pension cost                                         $  (502)  $  (428)
                                                                  =======   =======
     Assumed discount rate                                           8.25%     8.25%
     Assumed rate of increase in future compensation                  5.0%      5.0%

The Company has an Investment and Savings Plan to assist eligible employees in providing for retirement or other future financial needs. Employee contributions (up to 10 percent of their earnings) are matched in Company stock by the Company at a rate of 100 percent up to a maximum of 6 percent of the employee earnings. In addition, the Company provides a 4 percent contribution for all eligible employees compensated on an hourly scale. The Company's contributions to this Plan in fiscal years 1995, 1994 and 1993 were $93,000, $179,000 and $284,000, respectively.


13.  OTHER POSTRETIREMENT BENEFIT PLANS

In addition to the Company's defined benefit pension plan the Company has two defined benefit postretirement plans covering most salaried employees. One plan provides medical benefits and the other provides life insurance benefits. The postretirement health care plans are contributory, with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and coinsurance. The accounting for the health care plans anticipates future cost-sharing changes to the written plan that are consistent with the Company's expressed intent to increase the retiree contribution rate annually for the expected general inflation rate for that year. The life insurance plan is non-contributory. The Company's policy is to fund the cost of the postretirement health care benefits in amounts determined at the discretion of management and to make annual contributions to the life insurance plan in level amounts over the plan participant's expected service period.

In fiscal year 1993, the Company adopted FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The effect was a one-time charge to operations of $968,000. This cumulative catch-up adjustment as of July 1, 1992 represents the discounted present value of expected future retiree health and insurance benefits attributed to employees' service rendered prior to that date. The new standard results in additional annual expense which totaled $102,000, $149,000 and $138,000 in fiscal years 1995, 1994 and 1993 respectively.

The following table shows the plan's combined funded status reconciled with the amounts recognized in the Company's financial statements:

                                                                        Life
                                                           Medical   Insurance
June 30, 1995 (In thousands)                                Plans      Plans      Total
---------------------------                                ------     --------   ------
Accumulated postretirement benefit obligation:

     Retirees                                                $(194)      $(492)  $  (686)
     Fully eligible active plan participants                    --          --        --
     Other active participants                                (152)        (38)     (190)
                                                             -----       -----   -------
     Accrued postretirement benefit cost                     $(346)      $(530)  $  (876)

     Unrecognized prior service cost                           (32)        (91)     (123)
     Unrecognized net gain                                    (234)          1      (233)
                                                             -----       -----   -------
     Accrued postretirement benefit cost                     $(456)      $(593)  $(1,232)
                                                             =====       =====   =======


Components of net periodic postretirement benefit cost:
     Service cost                                            $  41       $   8   $    49
     Interest cost                                              35          40        75
     Net amortization and deferral                             (12)        (10)      (22)
---------------------------------------------------------    -----       -----   -------
     Net periodic postretirement benefit cost                $  64       $  38   $   102
                                                             =====       =====   =======

                                                                          Life
                                                                         -----
                                                           Medical   Insurance
June 30, 1994 (In thousands)                                 Plans       Plans     Total
---------------------------                                -------      ------    ------
Accumulated postretirement benefit obligation:
     Retirees                                                $(202)      $(460)  $  (662)
     Fully eligible active plan participants                    --          --        --
     Other active participants                                (235)        (47)     (282)
                                                             -----       -----   -------

                                                              (437)       (507)     (944)

Unrecognized prior service cost                                (34)        (98)     (132)
Unrecognized net gain                                          (99)        (28)     (127)
                                                             -----       -----   -------
Accrued postretirement benefit costs                         $(570)      $(633)  $(1,203)
                                                             =====       =====   =======

Components of net periodic postretirement benefit cost:
     Service cost                                            $  55       $  12   $    67
     Interest cost                                              37          45        82
                                                             -----       -----   -------
     Net periodic postretirement benefit cost                $  92       $  57   $   149
                                                             =====       =====   =======

The weighted-average annual assumed rate of increase in per capita cost of covered benefits (i.e. health care cost trend rate) for the medical plan is 13 percent for fiscal year 1995, 12 percent for fiscal year 1996 and is assumed to decrease gradually to 6 percent in 2002 and remain at that level thereafter, and for the dental plan 8.625 percent for fiscal year 1995, 8.25 percent in fiscal 1996 and is assumed to decrease gradually to 6 percent in 2002 and remain level thereafter.

The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation for the medical plans as of June 30, 1995 by $32,000 and 1994 by $54,000 and the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost for June 30, 1995 by $12,000.

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.5 percent and 8.25 percent at June 30, 1995 and June 30, 1994.


14.  INCOME TAXES

Effective July 1, 1993, the Company adopted SFAS No. 109, Accounting for Income Taxes. The adoption of SFAS No. 109 resulted in no material change to the Company's deferred tax liability. Financial Statements for prior periods have not been restated.



June 30, (In thousands)                      1995   1994   1993
-----------------------                      -----  ----   ----
Deferred                                      $--    $--    $--
     Current                                    --     --    477
     Operating loss and credit carryovers       --     --     --
                                             -----  -----  -----
       Income tax expense/(benefit)          $  --  $  --  $ 477
                                             =====  =====  =====

Deferred income taxes result from temporary differences in the timing of income and expenses for financial and income tax reporting purposes. The primary components of deferred income taxes result from exploration and development costs; depreciation, depletion, and amortization expenses; impairments; and reclamation accruals.

The net deferred tax balances in the accompanying June 30, 1995 and 1994 balance sheets include the following components:


June 30, (In thousands)                                                        1995       1994
-----------------------                                                      -------     ------
     Deferred tax assets:
       Net operating loss (NOL) carryovers                                   $ 33,711   $ 29,877
       Tax credit carryovers                                                      756        964
       Impairment of mineral properties                                        12,359     12,359
       Depreciation, depletion and amortization                                   882      2,244
       Reclamation accruals                                                     3,399      4,216
       Postretirement benefit accrual                                             431        421
       Impairment of investment in unconsolidated
        subsidiary                                                              3,997         --
       Equity in unconsolidated subsidiary                                        512         --
                                                                             --------   --------
       Total deferred tax assets                                               56,047     50,081
     Deferred tax asset valuation allowance                                   (51,664)   (45,020)
                                                                             --------   --------
     Net deferred tax assets                                                    4,383      5,061
                                                                             --------   --------
     Deferred tax liabilities:
       Depreciation, depletion, and amortization                                4,069      4,853
       Unrealized gain on investment of equity securities                         314         --
       Other                                                                       --        208
                                                                             --------   --------
     Total deferred tax liabilities                                             4,383      5,061
                                                                             --------   --------
     Net deferred tax balances                                               $     --   $     --
                                                                             ========   ========

The change in the Company's valuation allowance is summarized as follows:

June 30, (In thousands)                                                          1995       1994
----------------------                                                       --------   --------
     Valuation allowance, beginning of year                                  $ 45,020   $ 41,567
     Continuing operations                                                      7,139      4,214
     Discontinued operations                                                     (217)      (716)
     Other                                                                       (278)        --
                                                                             --------   --------
     Valuation allowance, end of year                                        $ 51,664   $ 45,020
                                                                             ========   ========

The 1994 components of deferred tax liabilities and assets have been revised from amounts previously reported to reflect changes in assumptions on the availability of NOL carryovers.

A reconciliation of expected federal income taxes on income from continuing operations at statutory rates with the expense/(benefit) for income taxes is as follows:

June 30, (In thousands)                             1995      1994      1993
----------------------                            ------    ------     -----
     Income tax at statutory rates                $(7,139)  $(4,214)  $(9,380)
     Increase in deferred tax asset
      valuation allowance                           7,139     4,214        --
     Net operating loss utilization limitation         --        --     9,380
                                                  -------   -------   -------
     Income tax expense/(benefit)                 $    --   $    --   $    --
                                                  =======   =======   =======

At June 30, 1995, the Company has unused NOL carryovers and investment tax credit carryovers of approximately $96,316,000 and $629,000, respectively, which begin to expire in 1996. The Company has approximately $127,000 of alternative minimum tax credit carryover which can be carried forward indefinitely.


15.  PRIVATE PLACEMENTS

The Company conducted a private placement of 9,090,909 Units of Atlas securities during the summer of 1994 for a purchase price of $5.50 per Unit, each Unit consisting of one share of the Company's common stock and one-half of a warrant (exercisable for five years) to purchase a share of the Company's common stock at an exercise price of $7.00 per share in order to finance the acquisition 12,894,200 common shares of Granges (Note 7) and 1,500,000 common shares and 3,100,000 preferred shares of Dakota Mining Corporation ("Dakota"). The first portion of such private placement, consisting of the sale of 6,486,809 Units for an aggregate purchase price of $35,677,450, was completed on August 15, 1994, and the proceeds thereof were applied primarily to the price of the Granges shares. In connection with closing the first portion of the private placement, the Company entered into a $3.5 million secured, short-term credit agreement to cover certain expenses of the private placement. The Company pledged the Granges Shares as part of the security for such loan.

On October 29, 1994, the Company determined not to proceed with acquisition of the Dakota shares (see below). The second portion of the private placement, the sale of an additional 2,604,100 Units for an aggregate purchase price of $14,322,550, was completed on December 15, 1994 following the shareholder approval of an increase in the authorized share capital of the Company. Upon closing the second portion of the private placement, the Company used a portion of the proceeds to repay the balance of $800,000 due on short-term security agreement.

Of the Units sold in the private placement, Mackenzie Financial Corporation ("Mackenzie Financial") acquired 1,820,000 Units, consisting of 1,820,000 shares of Common Stock and 910,000 warrants to purchase shares of Common Stock, and M.I.M. Holdings Limited ("M.I.M.") acquired 2,000,000 Units, consisting of 2,000,000 shares of Common Stock and 1,000,000 warrants to purchase shares of Common Stock. Since such date, Mackenzie Financial has acquired an additional 591,000 shares of Common Stock. Following such purchases, to the best of the Company's knowledge and belief, Mackenzie Financial and M.I.M. have beneficial ownership of, respectively, 18.8 percent and 15.3 percent of the shares of Common Stock of the Company outstanding as of September 10, 1995.

On May 31, 1994, the Company, Dakota and VenturesTrident, L.P. and VenturesTrident II, L.P. entered into an agreement in principle providing for
(i) the purchase of 1,500,000 common shares of Dakota from the VenturesTrident Partnerships, for $4.00 per share, and, subject to the completion of the purchase of the VenturesTrident Shares, (ii) the subscription by Atlas to 3,100,000 newly-to-be issued convertible preferred shares of Dakota. On October 28, 1994, the Company determined that it was in the best interests of its shareholders not to proceed with the Dakota acquisition and forfeited $1,000,000 in nonrefundable deposits to the VenturesTrident Partnerships. Costs of $144,000 incurred in conjunction with the Dakota transaction were also expensed.

On March 9, 1995, Atlas and Dakota entered into a Subscription Agreement, under which Atlas purchased 2,419,355 Special Warrants of Dakota at a price of $1.24 per Special Warrant which were subsequently converted into 2,419,355 Common Shares of Dakota. As a result of such purchase, the Company owns about 9 percent of the outstanding Common Shares of Dakota. In connection with the purchase by the Company of Special Warrants, the Company and Dakota executed a mutual limited release, whereby each party released the other from any liability arising out of the May 31, 1994 agreement.

On January 18, 1994, the Company sold for $7,500,000 in gross proceeds, 1,500,000 shares of Common Stock for $5.00 per share in a private placement. The shares were placed outside the United States with a number of gold funds in Canada and European institutional investors.

On September 20, 1993, the Company sold to Phoenix Financial Holdings Inc. for an aggregate of $8,375,000 (i) 1,500,000 shares of the Company's Common Stock,
(ii) a Redeemable Convertible Debenture due 1998 in the principal amount of $3,500,000, which is convertible as to principal into Common Stock at the rate of $4.00 per share and bears interest at the rate of 9 percent per annum payable in cash or Common Stock at the rate of $4.00 per share, and (iii) Warrants to purchase for three years 2,000,000 shares of Common Stock at $3.625 per share. Of such securities, the 1,500,000 shares of the Company's Common Stock and 750,000 of the Warrants to Purchase Common Stock were sold to various investors in a private placement.

REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND STOCKHOLDERS OF ATLAS CORPORATION

We have audited the accompanying consolidated balance sheets of Atlas Corporation and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Granges Inc., (a corporation in which the Company has a 27.7 percent interest), have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the 1995 consolidated financial statements relates to data included for Granges Inc., it is based solely on their report.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlas Corporation and subsidiaries at June 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 13 to the financial statements, in 1993 the Company changed its method of accounting for postretirement benefits other than pensions.


/s/ Ernst & Young LLP
Denver, Colorado
September 6, 1995

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

         Not applicable


                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
         -----------------------------------------------

                                 DIRECTORS

The Company's directors are divided into three classes and hold office for a term of three years ending with the annual meeting of stockholders for the fiscal year 1995 in the case of Class II, for fiscal 1996 in the case of Class III and for fiscal 1997 in the case of Class I. There are currently seven directors.

Information Concerning Directors


The following table sets forth certain information concerning each director.


                                         Principal Occupation, Past Five
                             Director       Years' Business Experience
           Name               Since        and Other Directorships Held      Age
---------------------------  --------  ------------------------------------  ---
                                       CLASS II
David J. Birkenshaw              1993  Chairman and Chief Executive           40
                                       Officer of the Company, since
                                       September 1993;  Chairman,
                                       Birkenshaw & Company, Ltd., a
                                       merchant bank; Chairman, Phoenix
                                       Financial Holdings Inc., a holding
                                       company (June 1991 to March, 1995).
                                       Vice Chairman of the Board of
                                       Directors of Granges Inc., a 27.7%
                                       subsidiary of the Company; and
                                       Director of Dakota Mining
                                       Corporation, a company in which
                                       Atlas currently holds 9 percent of
                                       the outstanding common stock.  Mr.
                                       Birkenshaw's business address is
                                       that of the Corporation.

James H. Dunnett                 1995  Director of Endeavour Financial        46
                                       Inc., an investment banking firm
                                       specializing in the mining
                                       industry.  Mr. Dunnett is a
                                       director of Phoenix Financial
                                       Holdings, Inc. and is serving,
                                       until September 30, 1995, as a
                                       director of Granges Inc., a 27.7
                                       percent subsidiary of the Company.
                                       Mr. Dunnett's

                                         Principal Occupation, Past Five
                             Director       Years' Business Experience
Name                          Since        and Other Directorships Held      Age
---------------------------  --------  ------------------------------------  ---



                                       business address is 1111 West
                                       Georgia St., Suite 404, Vancouver,
                                       BC, Canada V6E 4M3

C. Thomas Ogryzlo                1993  President and Chief Operating          56
                                       Officer, Kilborn Engineering &
                                       Construction Limited; formerly a
                                       principal of Wright Engineers
                                       Limited, an engineering firm;
                                       director of  Carib Gold Resources
                                       Inc. and Rio Amarillo Mining
                                       Limited.  Mr. Ogryzlo's business
                                       address is 2200 Lake Shore
                                       Boulevard West, Toronto, Ontario,
                                       Canada  M8V 1A4.

CLASS III
Douglas R. Cook                  1988  President of Cook Ventures Inc., a     69
                                       geological consulting firm;
                                       formerly Senior Vice President and
                                       Director of Freeport-McMoran Gold
                                       Company; formerly President of
                                       Freeport Exploration Company; and
                                       Director, Pegasus Gold Corporation.
                                       Mr. Cook's business address is 2485
                                       Greensboro Drive, Reno, Nevada
                                       89509.

Michael B. Richings              1995  President, Chief Executive Officer     50
                                       and Director of Granges Inc., a
                                       Canadian mining company and 27.7%
                                       subsidiary of the Company, since
                                       June 1, 1995.  President and Chief
                                       Operating Officer of the Company
                                       (January 6, 1995 to May 31, 1995).
                                       Formerly President of Lac Minerals
                                       Ltd. South America (February 1993
                                       to December 1994).  Employed by the
                                       Corporation, As Vice President-
                                       Special Projects (June 1992 to
                                       December 1992) and as Vice
                                       President Operations, (July 1990 to
                                       May 1992).  Mr. Riching's business
                                       address is 2230 - 885 W. Georgia
                                       St., Vancouver, BC, Canada  V6C 3E8.

                                         Principal Occupation, Past Five
                             Director       Years' Business Experience
Name                          Since        and Other Directorships Held      Age
---------------------------  --------  ------------------------------------  ---
                                       CLASS I
Philip R. Mengel                 1995  Chief Executive Officer and member     51
                                       of the Board of Glen-Gery
                                       Corporation, a leading US
                                       manufacturer of brick and concrete
                                       building materials.  Member of the
                                       Board of Ibstock, PLC, the UK
                                       parent of Glen-Gery.  Previously
                                       Chairman and Chief Executive
                                       Officer of Mengel and Co., Inc., an
                                       investment bank.  Mr. Mengel's
                                       business address is Corporate
                                       Office, 1166 Spring St., P.O. Box
                                       7001, Wyomissing, PA  19610-6001.

David P. Hall                    1993  President and Chief Executive          48
                                       Officer of Aurizon Mines Ltd., a
                                       mineral exploration and development
                                       company and management firm;
                                       formerly President of CanGold
                                       Resources Inc. (to January 31,
                                       1995) and formerly President of
                                       Hughes Lang Corporation (to January
                                       31, 1994).  Mr. Hall's business
                                       address is 1414 - 700 West Georgia
                                       St., Vancouver, BC  V7Y 1A3.

                               EXECUTIVE OFFICERS

The information concerning the Company's executive officers required by this
Item is included in Part I, Item 4, under the caption "Executive Officers of the Company."

                COMPLIANCE WITH SECTION 16 OF THE EXCHANGE ACT

Under Section 16 of the Exchange Act, the Corporation's directors and officers and persons holding more than 10 percent of the Corporation's Common Stock are required to report their initial ownership of Common Stock and subsequent changes to that ownership to the Securities and Exchange Commission and the New York Stock Exchange by specified due dates. To the best of the Company's knowledge, all of these filing requirements were satisfied, except that Richard
E. Blubaugh, Vice President, Gerald E. Davis, President, James R. Jensen, Controller, and J. Michael Washington, formerly Chief Financial Officer of the Company, each filed a late report in connection with receipt of employee stock options under the Corporation's Long Term Incentive Plan; CanGold Resources filed a late report with respect to an interest payment (paid in common stock) on a convertible debenture of the Corporation; and the controlling persons of Phoenix Financial Holdings, Inc., including formerly David J. Birkenshaw, Chairman and Chief Executive Officer of the Company, are required to file certain reports reflecting their indirect partial interests in transactions by Phoenix Financial Holdings, Inc. and its subsidiary CanGold Resources.


ITEM 11.             EXECUTIVE COMPENSATION
                     ----------------------

The following table sets forth all compensation paid by the Corporation for the three fiscal years ended June 30, 1995, to Messrs. David J. Birkenshaw and Gerald E. Davis. No other person who was serving as an executive officer of the Corporation at June 30, 1995 had total cash and cash-equivalent remuneration which exceeded $100,000 during such fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                                                             Long Term
                                            Annual Compensation                             Compensation
                              Fiscal Year   -------------------                         ---------------------
         Name and Principal     Ended                                  Other Annual   Stock    All Other
                   Position   June 30,          Salary         Bonus       Comp       Options      Comp
---------------------------  -----------  -------------------  ------  -------------  -------  ------------
David J. Birkenshaw                 1995             $154,167      --         --      350,000         --
(Chief Executive Officer)           1994             $ 75,000      --         --      300,000         --
                                    1993                   --      --         --           --         --

Gerald E. Davis                     1995             $134,561  $3,500  $   6,813(2)    75,000     $7,560(3)
(President)                         1994             $120,000      --  $45,437(1)(2)   25,000     $1,800(3)
                                    1993             $ 98,150      --  $     885(2)    21,000     $2,769(3)
                                    ----             --------  ------  ---------      -------  ---------

(1) Amount includes $35,625 paid by the Company upon exercise of options to purchase 15,000 shares of Common Stock by Mr. Davis following the change in control of September 20, 1993 described below, representing the difference between the option price and the market price of such shares.

(2) Includes certain perquisites, such as car allowances and life insurance premiums, paid by the Company.
(3) Includes contributions by the Corporation to the Investment Savings Plan for Employees of Atlas Corporation.

EMPLOYMENT AGREEMENTS. David J. Birkenshaw, the Chairman of the Board and Chief Executive Officer of the Corporation, has an employment agreement providing for his employment as an officer of the Corporation, at a minimum annual salary of $200,000 (as of August 28, 1995), until the termination of his employment by either Mr. Birkenshaw or the Corporation or his normal retirement in accordance with the Corporation's retirement programs in place at the time. Gerald E. Davis, President of the Corporation, has an employment agreement providing for his employment as an officer of the Corporation, at a minimum annual salary of $150,000, until the termination of his employment by Mr. Davis or the Corporation or his normal retirement in accordance with the Corporation's retirement programs in place at the time. Messrs. Birkenshaw and Davis each are entitled, upon termination of such person's employment by the Corporation without "Cause" or by him with "Good Reason" (as such terms are defined in their employment contracts), to a severance payment equal to one year's salary, amounts accrued but unpaid under his employment contract and amounts payable under existing employee benefit plans; except that upon the termination of his employment by the Corporation without "Cause" or by him with "Good Reason", either within three months prior to a change of control or within two years after a change of control, each of Messrs. Birkenshaw and Davis would be entitled to an amount equal to two times his annual salary then in effect, all amounts accrued but not paid under his employment agreement and all amounts payable under existing employee benefit plans.

See also, with respect to Messrs. Birkenshaw and Davis, the section entitled "Options" below.

INVESTMENT AND SAVINGS PLAN. The Atlas Corporation Investment and Savings Plan benefits employees of the Corporation and certain subsidiaries who have completed six months of service. Each participant under this plan must be at least 21 years of age. Under this plan, an employee may elect to contribute, pursuant to a salary reduction election, not less than 1 percent and not more than 10 percent of the employee's annual compensation. The Corporation makes a matching contribution of 100 percent of the amount contributed by the employee, but not more than 6 percent of the employee's annual compensation. In addition, the Corporation may make special contributions to this plan, but these special contributions may not exceed the maximum amount deductible under Section 404(a)(3)(A) of the Code. Employee contributions may be invested in a number of investment options, but not Common Stock of the Corporation. All matching and special contributions to this plan are invested in shares of Common Stock of the Corporation.

1978 RETIREMENT PLAN. Eligible employees, including officers, participate in the Atlas Corporation 1978 Retirement Plan (the "1978 Retirement Plan"), a noncontributory defined benefit pension plan. Benefits under the 1978 Retirement Plan are based on years of service and the participant's compensation during the participant's three consecutive highest compensated years out of the participant's final five years as a participant. Benefits under the 1978 Retirement Plan are payable upon disability, death or retirement at age 55 or later and may be distributed in the form of a single-life annuity, a joint and survivor annuity covering the participant and a beneficiary or installments over a term of years.

The following table shows the estimated annual benefits payable upon retirement in the form of a single-life annuity under the 1978 Retirement Plan to persons in the specified compensation and years-of-service classifications.

                                             PENSION PLAN TABLE

     Average Annual
    Compensation on
    which Retirement
      Benefits are                   Estimated Annual Retirement Benefits at Age
         Based                       65 for Indicated Years of Credited Service
                           (10)         (15)        (20)        (25)        (30)
-----------------------   -------      -------     -------     -------     -------
$ 50,000................  $ 8,704      $13,056     $17,408     $21,760     $26,112
$100,000................  $18,704      $28,056     $37,408     $46,760     $56,112
$150,000................  $28,704      $43,056     $57,408     $71,760     $86,112
$200,000................  $28,704      $43,056     $57,408     $71,760     $86,112
$250,000................  $28,704      $43,056     $57,408     $71,760     $86,112
$300,000................  $28,704      $43,056     $57,408     $71,760     $86,112

Retirement benefits under the 1978 Retirement Plan are based on salaries and additional compensation, such as awards under the Annual Incentive Plan. These benefits are not affected by directors' fees.

Benefits listed in the table are net of an offset for part of the participant's Social Security benefits. There is no other offset. Years of service credited through June 30, 1995 under the 1978 Retirement Plan for the officers listed in the Summary Compensation Table are 1 year for Mr. Birkenshaw and 4 years for Mr. Davis.

The Internal Revenue Code of 1986, as amended (the "Code"), sets limits on a participant's annual benefits on retirement under the 1978 Retirement Plan. To assure that participants' retirement benefits are not reduced in the future because of the Code limits, the Board of Directors adopted a Supplemental Executive Retirement Plan, which provides retirement benefits on an unfunded basis to participants whose benefits under the 1978 Retirement Plan would be limited by the Code in an amount equal to the difference between the annual retirement benefit permitted under the 1978 Retirement Plan by the Code and the amount that would have been paid but for the limitation imposed by the Code.

THE LONG TERM INCENTIVE PLAN. Under the Company's Long Term Incentive Plan (the "Plan"), incentive awards in the form of restricted stock, restricted stock units, stock options or stock appreciation rights, with respect to the common stock of the Company, may be made by the Company's Compensation Committee (the "Compensation Committee") to selected key employees. An award of restricted stock entitles an employee to all the rights of a stockholder with regard to such stock, except that, during the restricted period, the stock is nontransferable and forfietable. An award of a restricted stock unit entitles an employee to elect, at the end of the restricted period, a payment in the form of a share of stock or a cash amount of equivalent fair market value. An award of a stock option entitles an employee to purchase stock at the exercise date at a price equal to or greater than the fair market value of the stock at the grant date. A stock appreciation right, which may be granted only in tandem with a stock option and the exercise of which extinguishes the related stock option, entitles an employee to receive, in stock or in cash, an amount equal to the increase in value of the related stock between the date of grant and the date of exercise. Awards may be made to selected key employees at any time during the term of the Plan, subject to the Plan provisions expressly limiting the amount of stock with respect to which awards may be made. All restrictions with regard to such awards terminate and all rights vest fully and immediately upon a change of control, as defined in the Plan. Upon a change of control, employees who have been granted stock options under the Plan have the right to surrender their options within 30 days following the change of control and to receive, in lieu of exercising their options, a cash payment in the amount by which the highest fair market value of the shares subject to the options during the 60-day period proceeding the change of control exceeds the exercise price of such options. As of June 30, 1995, no awards other than stock options were outstanding under the Plan.

The Plan provides for the automatic granting of a non-qualified option to purchase 20,000 shares of Common Stock to non-employee directors as of January 6, 1995, or for a person becoming a director after such date, as of the date such person becomes a director. The options become exercisable in three cumulative annual installments and have a term of ten years. The Compensation Committee has no power to determine eligibility for grants or the terms of grant to any non-employee director. Upon the occurrence of a change of control, as defined in the Plan, all options granted to non-employee directors become fully vested.

ANNUAL INCENTIVE PLAN. Under the Corporation's Annual Incentive Plan, incentive compensation may be paid to key employees selected by the Compensation Committee based on the achievement by the Corporation and the selected employees of performance goals established for each fiscal year by the Compensation Committee. In addition to target awards, which recognize achievement of the predetermined goals, the Compensation Committee may establish threshold and maximum awards to recognize performance which has only been minimally acceptable and performance which has been significantly above target. Target, threshold and maximum awards are expressed as a percentage of the selected employees' base salary for the pertinent fiscal year. The Compensation Committee may consider the adverse impact of external circumstances on the Corporation's performance in evaluating the achievement of individual employee goals and in determining whether to exercise its authority in such circumstances to make alternative or supplemental awards. For the fiscal year ended June 30, 1995, no awards were made under the Annual Incentive Plan.


                                    OPTIONS

OPTION GRANTS IN THE LAST FISCAL YEAR. The following table sets forth information relating to stock options granted during the fiscal year ending June 30, 1995 to Messrs. Birkenshaw and Davis.

                                                                            % of Total
                                                                             Options                                     Grant
                                                            Number of       Granted to       Exercise                    Date
                                                             Options       Employees in      Price(1)     Expiration    Present
Name                                                         Granted     the Fiscal Year    (per share)      Date      Value(2)
-------------------                                         ----------    ---------------   ---------       --------  --------
David J. Birkenshaw                                          350,000(3)            30.77%       $4.50       11/15/03  $457,000
Gerald E. Davis                                               15,000(4)             1.32%       $4.75        8/09/04  $ 53,000
                                                              60,000(5)             5.27%       $2.00        5/18/05  $ 69,000

(1) Exercise price is equal to or greater than the market value at date of grant.
(2) Calculated using the Black-Scholes option pricing model, with reference to the most recent 60-month period for determining price volatility. The actual value, if any, that an executive may realize from the options will be the excess of the market price of the Common Stock on the day of exercising the options over the exercise price of the options.

(3) Options granted on January 6, 1995, which vest in three equal installments on each of the first, second and third anniversaries from the date of grant.
(4)  Options vested on August 10, 1995.
(5) Options granted on May 19, 1995, which vest in three equal installments on each of the first, second, and third anniversaries from the date of grant.

AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR END OPTIONS. The following table provides information relating to the number and value of stock options exercised in the last fiscal year and the number of exercisable and unexercisable stock options held by executive officers at June 30, 1995.


                                                  Number of Unexercised Options
                                                      At Fiscal Year End
                       Shares Acquired    Value   --------------------------
        Name             on Exercise    Realized  Exercisable  Unexercisable
-------------------    ---------------  --------  -----------  -------------
David J. Birkenshaw                 --        --      300,000        350,000
Gerald E. Davis                     --        --       25,000         75,000

There were no of the fiscal year ended June 30, 1995, all outstanding options of the Company with an exercise value in excess of $2.00 per share were canceled and replaced (subject, in the case of options held by Mr. Birkenshaw, to shareholder approval at the next Annual Meeting of Shareholders) with options bearing an exercise price of $2.00 per share.


                           COMPENSATION OF DIRECTORS

Fees paid to directors are paid only to directors who are not employees of the Corporation and currently consist of a $7,500 annual fee, a $1,000 fee for each Board of Directors meeting attended in person, a $500 fee for each Board of Directors meeting attended by telephone and a $500 fee for each committee meeting attended.

The Long-Term Incentive Plan provides for the automatic granting of an option to purchase 20,000 shares of Common Stock of the Company to non-employee directors the time of their election or appointment to the Board of Directors or such persons who were directors of the

Company on January 6, 1995. Such option shall become exercisable in three cumulative installments and shall have a term of three years.


                       COMPENSATION COMMITTEE INTERLOCKS
                           AND INSIDER PARTICIPATION

During the fiscal year ended June 30, 1995, Mr. James D. Beatty, Mr. David B. Knight (until his resignation from the board on November 4, 1994) and Mr. C. Thomas Ogryzlo served on the Compensation Committee. None of such persons is or has been at any time an officer of the Company or any of its subsidiaries. Mr. Knight is a partner of the Toronto, Ontario, law firm Lang Michener, which provides legal services to the Company. The current members of the Compensation Committee are Douglas R. Cook, Philip R. Mengel and C. Thomas Ogryzlo, none of such persons is or has been at any time an officer of the Company or any of its subsidiaries.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

Security Ownership

The following table sets forth certain information at September 21, 1995, regarding the beneficial ownership, including shares of Common Stock which may be acquired upon the exercise of stock options or warrants, or the conversion of any securities, within 60 days of September 21, 1995, of the Corporation's Common Stock by (i) persons known to the Corporation to own more than 5 percent of the Corporation's Common Stock, (ii) each director of the Corporation, and
(iii) all directors and executive officers as a group. As of September 21, 1995, none of the directors or executive officers of the Corporation owned beneficially any of the Corporation's outstanding securities other than Common Stock.


                                                    Number of Shares
                                                      and Nature of           Percent
Name                                            Beneficial Ownership (7)      of Class
--------------------------------                ------------------------    ----------
Mackenzie Financial Corporation                        3,806,900(1)            19.2%(1)
 150 Floor Street West, Suite 805
 Toronto, Ontario M5S 3B5
M.I.M. Holdings Limited                                3,000,000(2)            15.1%(2)
 M.I.M. Plaza, 410 Anne St.
 Brisbane, Queensland, 4000
 Australia
Phoenix Financial Holdings Inc.                        1,150,000(3)            5.8%(3)
 Scotia Plaza 40 King Street W., Suite 5306
 Toronto, Ontario M5H 3Y2

Gregory H. Bailey                          1,150,000(3)         5.8%(3)
 London Strauss Capital Corp.
 Suite 210, 20 Richmond Street East
 Toronto, Ontario M5C 2R9
David J. Birkenshaw                          400,000(4)         2.1%(4)
Douglas R. Cook                                2,000              *
James H. Dunnett                             115,000(5)           *
Philip R. Mengel                                  --             --
David P. Hall                                     --             --
C. Thomas Ogryzlo                                 --             --
Michael B. Richings                               --             --
All current executive officers
and directors as a group (8 persons)    522,624(4)(5)(6)  2.7%(4)(5)(6)

* Ownership does not exceed 1 percent of class.

(1) On January 18, 1995, Atlas received a copy of Schedule 13G filed with the Securities and Exchanged Commission by Mackenzie Financial reflecting beneficial ownership of 2,776,900 shares of Common Stock. To the best of the Corporation's knowledge, Mackenzie Financial also beneficially owns warrants issued by the Corporation which are exercisable into 910,000 shares of Common Stock at an option price of $7.00 per share and into 120,000 shares of Common Stock at an option price of $3.625 per share.

(2) M.I.M. Holdings is the direct beneficial owner of (i) 2,000,000 shares of Common Stock and (ii) warrants issued by the Corporation which are exercisable into 1,000,000 shares of Common Stock at an exercise price of $7.00 per share.

(3) Phoenix is the direct beneficial owner of warrants issued by the Corporation which are exercisable into 1,150,000 shares of Common Stock at an exercise price of $3.625 per share. Because of his direct and indirect beneficial share ownership in Phoenix, Gregory H. Bailey may be deemed to be the indirect beneficial owners of securities directly or indirectly owned by Phoenix.

(4) Includes (i) 300,000 shares obtainable upon exercise by Mr. Birkenshaw of options granted to him under the Long Term Incentive Plan, and (ii) 100,000 shares obtainable upon the exercise of warrants to purchase shares of Common Stock, which warrants are exercisable at an exercise price of $7.00 per share.

(5) James H. Dunnett may be deemed, by virtue of his 25 percent interest in Acorn Capital Financial Corporation, which is the direct beneficial owner of (i) 70,000 shares of Common Stock and (ii) warrants issued by the Corporation which are exercisable into 45,000 shares of Common Stock at an exercise price of $7.00 per share, to be the indirect beneficial owner of securities directly owned by Acorn Capital Financial Corporation.

(6) Includes (i) 300,000 shares obtainable upon exercise of options granted under the Long Term Incentive Plan, (ii) 110,000 shares obtainable upon the exercise of warrants with an exercise of warrants with an exercise price of $7.00 per share, (iii) 115,000 shares of Common Stock beneficially owned by Acorn Capital Financial Corporation, including 45,000 shares of Common Stock issuable upon the exercise of warrants at $7.00 per share, and (iv) 7,624 shares of Common Stock directly owned.

(7) Does not include shares issuable on the exercise of options which have not vested and will not vest within sixty days of this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

Mr. Richings, who served as the President and Chief Operating Officer of the Company from January 6, 1995 until June 1, 1995, has served since
June 1, 1995, as a director of Granges Inc., a 27.7 percent subsidiary of the Company, and as of June 1, 1995, was granted a leave of absence by the Company in order to permit him to serve, at the Company's request, as President and Chief Executive Officer of Granges Inc.

Mr. Dunnett is a director of Endeavour Financial Corporation, an investment banking firm, which acts as a financial advisory to the Company. During fiscal 1995, the Company paid Endeavour Financial Corporation $904,000 in advisory fees, most of which related to advisory fees associated with the acquisition of the Granges Inc. shares (see Item 1. Business, section headed Acquisition of Granges Inc. Investment, for the description and terms of the acquisition). Mr. Dunnett is serving, from August 17, 1994 until September 30, 1995, as an Atlas nominee on the Board of Directors of Granges Inc.

Mr. Birkenshaw, Chief Executive Officer of the Company, is the Chairman of Birkenshaw & Company, Ltd., a merchant bank, and was the Chairman of Phoenix Financial Holdings Inc., a holding company, until March 1995. During fiscal year 1995, the Company paid $174,000 to Birkenshaw & Company, Ltd. and Phoenix Financial Holdings, Inc. for reimbursement of expenses incurred on behalf of the Company.


                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------
(a)         (1)  Financial Statements:

                 See Index to Financial Statements and Schedules on page 58.

            (2)  Financial Statement Schedules:

                 See Index to Financial Statements and Schedules on page 58.

            (3)  Exhibits:

Exhibit
Number        Exhibits
------------------------------------------------------
  3.1         Restated Certificate of Incorporation
              of the Company, dated January 3, 1990
              (filed as Exhibit 3.2 to the Company's
              quarterly report on Form 10-Q for the
              quarter ended December 31, 1989, and
              incorporated herein by reference).

  3.2         By-Laws of the Company, as amended on
              January 3, 1990 (filed as Exhibit 3.3
              to the Company's quarterly report on
              Form 10-Q
              for the quarter ended
              December 31, 1989 and incorporated
              herein by reference).

  3.3         By-Laws of the Company, as amended on
              July 12, 1995.

  4.1         Term Loan Agreement dated August 15,
              1994 between the Company and Gerald
              Metals, Inc.(filed as an Exhibit 10.22
              to the Company's annual report on Form
              10-K for the year ended June 30, 1994
              and incorporated herein by reference).

  4.2         Security Agreement dated August 15,
              1994 between the Company and Gerald
              Metals, Inc.(filed as an Exhibit 10.23
              to the Company's annual report on Form
              10-K for the year ended June 30, 1994
              and incorporated herein by reference).

  4.3         Pledge Agreement dated August 15, 1995
              between the Company and Gerald Metals,
              Inc. (filed as an Exhibit 10.24 to the
              Company's annual report on Form 10-K
              for the year ended June 30, 1994 and
              incorporated herein by reference).

   10.1       Atlas Corporation Management Incentive
              Compensation Plan (filed as Exhibit
              10.2 to the Company's annual report on
              Form 10-K (file no. 1-2714) for the
              fiscal year ended June 30, 1981 and
              incorporated herein by reference).

   10.2       Form of Indemnity Agreement entered
              into between the Company and certain of
              its directors (filed as Exhibit 10.14
              to the Company's annual report on Form
              10-K for the fiscal year ended June 30,
              1987 and incorporated herein by
              reference).

   10.3       Amended and Restated Rights Agreement
              dated as of August 2, 1989 between the
              Company and Manufacturers Hanover Trust
              Company (filed as Exhibit 1 to the
              Company's current report on Form 8-K
              dated August 2, 1989 and incorporated
              herein by reference).

   10.4       Long Term Incentive Plan of the Company
              dated November 1, 1989 (filed as
              Exhibit 10.28 to the Company's annual
              report on Form 10-K for the fiscal year
              ended June 30, 1989 and incorporated
              herein by reference).

    10.5      Atlas Corporation Supplemental
              Executive Retirement Plan dated as of
              January 3, 1990 (filed as Exhibit 10.2
              to the Company's quarterly report on
              Form 10-Q for the quarter ended March
              31, 1990 and incorporated herein by
              reference).

    10.6      Atlas Corporation Retirement Plan for
              Outside Directors dated April 4, 1990
              (filed as Exhibit 10.3 to the Company's
              quarterly report on Form 10-Q for the
              quarter ended March 31, 1990 and
              incorporated herein by reference).

    10.7      Restated Employment Agreement dated as
              of September 12, 1990 between the
              Company and Richard R. Weaver (filed as
              Exhibit 10.22 to the annual report on
              Form 10-K for the fiscal year ended
              June 30, 1990 and incorporated herein
              by reference).

    10.8      Amendment No. 1, dated as of March 6,
              1991, to the Amended and Restated
              Employment Agreement, dated as of
              September 12, 1990, between the Company
              and Richard R. Weaver (filed as Exhibit
              10.1 to the Company's quarterly report
              on Form 10-Q for the quarter ended
              March 31, 1991 and incorporated herein
              by reference).

    10.9      Atlas Corporation Annual Incentive Plan
              adopted by the Board of Directors of
              the Company on March 6, 1991(filed as
              Exhibit 10.20 to the Company's annual
              report on Form 10-K for the year ended
              June 30, 1991 and incorporated herein
              by reference).

    10.10     Agreement dated September 10, 1992
              among Atlas Precious Metals, Inc., the
              Company and Newmont Mining Corporation
              (filed as Exhibit 10.22 to the
              Company's annual report on Form 10-K
              for the year ended June 30, 1992 and
              incorporated herein by reference).

    10.11     Amendment dated September 10, 1992 to
              the Agreement dated September 10, 1992
              among Atlas Precious Metals, Inc., the
              Company and Newmont Mining Corporation
              (filed as Exhibit 10.23 to the
              Company's annual report on Form 10-K
              for the year ended June 30, 1992 and
              incorporated herein by reference).

    10.12     Securities Purchase Agreement dated
              September 3, 1993 between the Company
              and Phoenix Financial Holdings Inc.
              (filed as Exhibit 2 to the Company's
              Report on Form 8-K filed on September
              9, 1993 and incorporated herein by
              reference).

    10.13     Amendment dated as of September 15,
              1993 to the Amended and Restated Rights
              Agreement dated as of August 2, 1989
              between the Company and Chemical Bank,
              as successor by merger with
              Manufacturers Trust Company (filed as
              Exhibit 10.25 to the Company's annual
              report on Form 10-K for the year ended
              June 30, 1993 and incorporated herein
              by reference).

    10.14     Employment agreement made as of
              September 22, 1993, between the Company
              and David J. Birkenshaw (filed as
              Exhibit 10.1 to the Company's quarterly
              report on Form 10-Q for the quarter
              ended March 31, 1994 and incorporated
              herein by reference).

    10.15     Amendment dated as of August 28, 1995
              to the employment agreement made as of
              September 22, 1993, between the Company
              and David J. Birkenshaw.

    10.16     Share Purchase Agreement dated April
              28, 1994 between the Company and M.I.M.
              (Canada) Inc. (filed as an Exhibit
              10.18 to the Company's annual report on
              Form 10-K for the year ended June 30,
              1994 and incorporated herein by
              reference).

    10.17     Agreement dated May 10, 1994 between
              the Company and Granges Inc. (filed as
              an Exhibit 10.19 to the Company's
              annual report on Form 10-K for the year
              ended June 30, 1994 and incorporated
              herein by reference).

    10.18     Registration Rights Agreement dated
              August 15, 1994, between the Company
              and First Marathon Securities Limited
              (filed as Exhibit 10.20 to the
              Company's annual report on Form 10-K
              for the year ended June 30, 1994 and
              incorporated herein by reference).

    10.19     Indemnity Agreement dated August 15,
              1995 between the Company and M.I.M.
              Holdings Limited (filed as an Exhibit
              10.21 to the Company's annual report on
              Form 10-K for the year ended June 30,
              1994 and incorporated herein by
              reference).

    10.20     Purchase Agreement dated May 31, 1994
              among the Company, Dakota Mining
              Corporation, VenturesTrident L.P. and
              VenturesTrident II L.P. (filed as an
              Exhibit 10.25 to the Company's annual
              report on Form 10-K for the year ended
              June 30, 1994 and incorporated herein
              by reference).

    10.21     Second Amendment dated as of August 15,
              1994 to the Amended and Restated Rights
              Agreement dated August 2, 1989 between
              the Company and Chemical Bank, as
              successor by merger with Manufacturers
              Hanover Trust Company (filed as Exhibit
              10.1 to the Company's quarterly report
              on Form 10-Q for the quarter ended
              March 31, 1995 and incorporated herein
              by reference).

    10.22     The Company's Long Term Incentive Plan,
              as amended dated February 17, 1995
              (filed as Exhibit 10.2 to the Company's
              quarterly report on Form 10-Q for the
              quarter ended March 31, 1995 and
              incorporated herein by reference).

    10.23     Employment Agreement made as of January
              16, 1995 between the Company and
              Michael B. Richings (filed as Exhibit
              10.3 to the Company's quarterly report
              on Form 10-Q for the quarter ended
              March 31, 1995 and incorporated herein
              by reference).

    10.24     Employment Agreement made as of
              February 17, 1995 between the Company
              and Richard E. Blubaugh (filed as
              Exhibit 10.4 to the Company's quarterly
              report on Form 10-Q for the quarter
              ended March 31, 1995 and incorporated
              herein by reference).

    10.25     Agreement dated February 24, 1995
              between the Company and Granges Inc. to
              vote the common shares of Granges Inc.,
              held by the Company, in favor of the
              proposed amalgamation of Granges Inc.
              and Hycroft Resources & Development
              Corporation.

    10.26     Atlas Subscription Agreement dated
              March 9, 1995 between the Company and
              Dakota Mining Corporation.

    10.27     Amendment dated September 15, 1995 to
              the employment agreement made as of
              February 17, 1995 between the Company
              and Richard E. Blubaugh.

    10.28     Employment Agreement dated June 1, 1995
              between the Company and Gerald E. Davis.

    10.29     Amendment dated September 20, 1995 to
              the employment agreement dated June 1,
              1995 between the Company and Gerald E.
              Davis.

    21        Subsidiaries of the Company

    24        Consent of Independent Auditors

    27        Financial Data Schedule

(b)       Reports on Form 8-K:

          The Company filed no reports on Form 8-K during the fourth quarter of fiscal 1995.

For purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned hereby undertakes as follows, which undertaking shall be incorporated by reference into the Company's Registration Statement on Form S-8 No. 33-18316 (filed on November 3, 1987, as amended by Post Effective Amendment No. 1 filed on December 15, 1987):

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by the director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

_____________________________

Note concerning Exhibits: The Company will furnish copies of Exhibits to security holders of the Company upon request. The Company may charge a fee in connection with such a request, which will be limited to the Company's reasonable expenses in furnishing any such Exhibit.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ATLAS CORPORATION

                                                    By:  /s/ Gerald E. Davis
                                                         -------------------
                                                            Gerald E. Davis
                                                            President

                                                    Date:  September 27, 1995
                                                           ------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/ David J. Birkenshaw      Chief Executive Office
-------------------------          and Director          September 27, 1995
David J. Birkenshaw

/s/ Jerome C. Cain         Principal Financial Officer   September 27, 1995
-------------------------
Jerome C. Cain

/s/ James R. Jensen        Controller and Principal
-------------------------    Accounting Officer          September 27, 1995
James R. Jensen

/s/ Douglas R. Cook        Director                      September 22, 1995
-------------------------
Douglas R. Cook

/s/ James H. Dunnett       Director                      September 26, 1995
-------------------------
James H. Dunnett

/s/ David P. Hall          Director                      September 22, 1995
-------------------------
David P. Hall

/s/ Philip R. Mengel       Director                      September 25, 1995
-------------------------
Philip R. Mengel

/s/ C. Thomas Ogryzlo      Director                      September 25, 1995
-------------------------
C. Thomas Ogryzlo

/s/ Michael B. Richings    Director                      September 25, 1995
-------------------------
Michael B. Richings

     ATLAS CORPORATION AND ITS SUBSIDIARIES
     INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
     JUNE 30, 1995, 1994 AND 1993

                                                                Page
                                                                ----
FINANCIAL STATEMENTS OF ATLAS CORPORATION

     Consolidated Statements of Operations for the
     Fiscal Years Ended June 30, 1995, 1994 and 1993             21

     Consolidated Balance Sheets as of June 30, 1995 and 1994    22

     Consolidated Statements of Stockholder's Equity
     (Deficit) as of June 30, 1995, 1994 and 1993                23

     Consolidated Statements of Cash Flows for the
     Fiscal Years Ended June 30, 1995, 1994 and 1993             24

     Notes to Consolidated Financial Statements             25 - 39

     Report of the Independent Auditors                          40

     Consent of Independent Auditors                             59

SCHEDULES FOR THE FISCAL YEARS ENDED JUNE 30, 1995, 1994 AND 1993:

     VIII Valuation and Qualifying Accounts and Reserves         60

     Consolidated Financial Statements of Granges Inc.      61 - 80

CONSENT OF INDEPENDENT AUDITORS

We consent to the addition of the financial statement schedule, listed in the accompanying index to the financial statements, to the financial statements covered by our report dated September 6, 1995, included herein.

We also consent to the incorporation by reference in Post Effective Amendment Number 19 to Registration Statement Number 2-8439 on Form S-3 dated November 10, 1983, Post Effective Amendment Number 1 to Registration Statement Number 33-18316 on Form S-8 dated December 14, 1987 and Registration Statement Number 33-87992 on Form S-3 dated January 13, 1995 and the Related Prospectuses of our report on the finical statements and schedule included in this Annual Report on Form 10-K of Atlas Corporation for the year ended June 30, 1995.

                                                           /s/ Ernst & Young LLP

Denver, Colorado
September 26, 1995

                       ATLAS CORPORATION AND SUBSIDIARIES
          SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                For the Years Ended June 30, 1995, 1994 and 1993
                                 (In thousands)

Column A                      Column B           Column C          Column E     Column F
                                                 Additions
                                           ----------------------
                                                           (1)
                             Balance at    Charged to   Charge to              Balance at
                             Beginning of  Costs and     Other        (2)        End of
Classification                 Period      Expenses     Accounts   Deductions    Period
-----------------------------------------------------------------------------------------
YEAR ENDED JUNE 30, 1995
Provisions for loss from
disposal of discontinued
operations                    $ 9,327        $225        $ --      $(2,502)   $7,050 (3)

YEAR ENDED JUNE 30, 1994
Provision for loss from
disposal of discontinued
operations                    $11,689        $ --        $102      $(2,464)   $   9,327

YEAR ENDED JUNE 30, 1993
Provision for loss from
disposal of discontinued
operations                    $11,958        $912        $170      $(1,351)   $  11,689
-----------------------------------------------------------------------------------------

(1)  Represents net proceeds from the disposition of assets.
(2)  Represents costs incurred.
(3) The balance at June 30, 1995 includes $800,000 in Accrued liabilities and $4,902,000 in Other liabilities, long-term represents the liability for reclamation and uranium shutdown costs.

                       CONSOLIDATED FINANCIAL STATEMENTS
                                       OF
                                  GRANGES INC.

                                Auditors' Report

To the Directors of

                              GRANGES INC.

     We have audited the consolidated balance sheets of Granges Inc. as at December 31, 1994 and 1993 and the consolidated statements of earnings (loss), deficit and changes in cash resources for each of the years in the three year period then ended. These consolidated financial statements are the responsibility of Granges' management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

     In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Granges as at December 31, 1994 and 1993 and the results of its operation and changes in its cash resources for each of the three years then ended in accordance with generally accepted accounting principles. As required by the British Columbia Company Act, we report that, in our opinion, these principles have been applied on a consistent basis.


Vancouver, B.C.                                 (signed) Coopers & Lybrand
February 17, 1995 except as to                          Chartered Accountants
Note 20 which is as of February 24, 1995

                                  GRANGES INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS

             (Canadian dollars in thousands, except per share data)


                                                   YEAR ENDED DECEMBER 31
                                        -----------------------------------------
                                              1994          1993          1992
                                        -----------------------------------------


REVENUES                                  $    54,432   $    55,297   $    63,703
                                        -----------------------------------------


EXPENSES

 Operating costs                               44,099        48,360        44,290
 Depreciation, depletion and provision
  for future reclamation and mine               3,539         5,904         9,071
  closure

 Amortization of deferred stripping             4,246             -             -
                                        -----------------------------------------
                                               51,884        54,264        53,361
                                        -----------------------------------------


          RESULTS OF MINING OPERATIONS          2,548         1,033        10,342

          Mineral exploration                   5,046         4,590         5,899
          Corporate administrative              4,022         5,349         4,677
          Interest income - net (Note 2)       (2,132)       (1,333)         (867)
          Other expense (income)                  789          (704)          462
          Gain on sale of mineral
           properties and investments         (12,570)       (2,265)            -
           (Note 3)

          Dilution gain on issue of                 -        (7,398)            -
           subsidiary shares (Note 4)
                                        -----------------------------------------
                                               (4,845)       (1,761)       10,171
                                        -----------------------------------------


          EARNINGS BEFORE INCOME TAXES          7,393         2,794           171

          CURRENT INCOME TAXES (Note 5)           408            33           121
                                        -----------------------------------------
          NET EARNINGS                    $     6,985   $     2,761   $        50
                                        =========================================


          EARNINGS PER SHARE                    $0.20         $0.08           nil
                                        =========================================


          WEIGHTED AVERAGE SHARES
           OUTSTANDING                     34,164,260    34,095,575    33,819,800
                                        =========================================

                                  GRANGES INC.

                       CONSOLIDATED STATEMENTS OF DEFICIT

                        (Canadian dollars in thousands)


                                   YEAR ENDED DECEMBER 31
                            ----------------------------------
                                 1994       1993        1992
                            ----------------------------------


Deficit, Beginning of Year     $(82,447)  $(85,208)   $(85,258)
Net Earnings                      6,985      2,761          50
                            ----------------------------------
Deficit, End of Year           $(75,462)  $(82,447)   $(85,208)
                            ==================================



  The accompanying notes are an integral part of these consolidated financial statements.

                                  GRANGES INC.

                          CONSOLIDATED BALANCE SHEETS
                        (Canadian dollars in thousands)

                                           YEAR ENDED DECEMBER 31
                                        -------------------------
                                             1994         1993
                                        -------------------------

          ASSETS
          Current Assets
               Cash and cash equivalents    $ 45,113     $ 26,699
               Marketable securities             327          357
               Accounts Receivable             2,772        5,600
               Inventories (Note 6)           14,027        9,003
                                        -------------------------
                                              62,239       41,659
          Property, Plant and Equipment       36,587       41,550
           (Note 3A, 7, 11)
                                        -------------------------
                                            $ 98,826     $ 83,209
                                        =========================


          LIABILITIES
          Current Liabilities
               Bank loan (Note 9)         $        -     $  4,983

               Accounts payable and           19,960        6,596
                accrued liabilities
                (Note 10)
               Current portion of                366          570
                long-term debt (Note 11)
               Deferred revenue                    -          572
                                        -------------------------
                                              20,326       12,721
          Long-Term Debt (Note 11)                 -          277
          Provisions for Future                4,179        3,891
           Reclamation and Closure
           Costs (Note 3)
                                        -------------------------
                                              24,505       16,889
                                        -------------------------

          SHAREHOLDERS' EQUITY
          Common Shares, without par
           value
          (Issued 1994 - 34,177,000
           shares; 1993 -
            34,157,000 shares)               146,227      146,198
          Contributed Surplus                  3,803        3,803
          Deficit                            (75,462)     (82,447)
          Currency Translation
           Adjustment (Note 13)                 (247)      (1,234)
                                        -------------------------
                                              74,321       66,320
                                        -------------------------
                                            $ 98,826     $ 83,209
                                        =========================

Contingencies and commitments (Note 18)

                             Approved by the Board

   (signed) John S.Auston                         (signed) Peter Walton
          Director                                        Director

  The accompanying notes are an integral part of these consolidated financial statements.

                                  GRANGES INC.
              CONSOLIDATED STATEMENTS OF CHANGES IN CASH RESOURCES
                        (Canadian dollars in thousands)

                                              YEAR ENDED DECEMBER 31
                                        --------------------------------
                                            1994       1993       1992
                                        --------------------------------
Operating Activities
       Net earnings (loss)                $  6,985   $  2,761   $     50
       Items not involving cash
          Depreciation and depletion         2,699      4,710      7,326
          Amortization of deferred           4,246          -          -
           stripping
          Provision for future
           reclamation and closure
            costs                              894      1,275      1,745
          Deferred revenue recognized         (572)      (797)    (2,758)
          Gain on sale of equipment            (88)      (320)         -
          Gain on sale of mineral
           properties and
            marketable securities (Note 3) (12,570)    (2,121)         -
          Dilution gain on issue of
           subsidiary shares
          (Note 4)                               -     (7,398)         -
          Foreign exchange loss                  -        (35)        82
                                        --------------------------------
                                             1,594     (1,925)     6,445

Deferred revenue                                 -      1,136          -
Currency translation adjustment                 (2)       168        648
Change in working capital, excluding
 cash and cash equivalents (Note 14)        11,198      2,002       (992)
                                        --------------------------------
                                            12,790      1,381      6,101
                                        --------------------------------
Investing Activities
       Property, plant and equipment       (21,131)   (11,155)    (4,156)
       Proceeds from sale of mineral
        properties and marketable
         securities (Note 3)                32,296      2,394          -
       Investment in subsidiary (Note 4)         -     (2,756)         -
       Proceeds from sale of equipment         140        655          -
                                        --------------------------------
                                            11,305    (10,862)    (4,156)
                                        --------------------------------

Financing Activities
       Bank loan advances (repayments)      (5,195)    (9,782)    14,300
       Equipment note proceeds (net)          (515)         -          -
       Long-term debt proceeds                   -       (311)     1,002
       Long-term debt repayments                 -          -    (10,980)
       Common shares repurchased and             -          -       (348)
        cancelled
       Contributed surplus                       -          -        253
       Issue of shares for options              29        289          -
       Issue of shares for settlement
        of litigation (Note 12)                  -        276          -

       Issue of subsidiary shares
          (Note 4)                               -     10,154          -
                                        --------------------------------
                                            (5,681)       626      4,227
                                        --------------------------------

Increase (decrease) in Cash and Cash        18,414     (8,855)     6,172
 Equivalents
Cash and Cash Equivalents, Beginning of
 Year                                       26,699     35,554     29,382
                                        --------------------------------
Cash and Cash Equivalents, End of Year    $ 45,113   $ 26,699   $ 35,554
                                        ================================

  The accompanying notes are an integral part of these consolidated financial statements.

                                  GRANGES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Tabular information in thousands of Canadian dollars, except per share data)


1.  SIGNIFICANT ACCOUNTING POLICIES

   (a) Generally Accepted Accounting Principles

      The consolidated financial statements of Granges Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in Canada. These principles differ in certain material respects from those accounting principles generally accepted in the United States. The differences are described in Note 19.

   (b)  Principles of Consolidation

      The consolidated financial statements include the accounts of Granges Inc., its subsidiaries and its proportionate share of the assets, liabilities, revenues and expenses of its unincorporated joint ventures. The Company's subsidiaries, principal joint venture and its percentage ownership as at December 31, 1994 are: (see Note 3A)

                                          Ownership
                                          ----------

Hycroft Resources & Development
 Corporation and its wholly owned              50.5%
 subsidiaries:
  Hycroft Resources & Development, Inc.
  Hycroft Lewis Mine, Inc.
Granges (U.S.) Inc. and its wholly
 owned subsidiary Granges                       100%
 (Arizona) Inc.
493744 Ontario Limited                          100%

   (c)  Foreign Currency Translation

      Self-sustaining foreign operations are translated using the current rate method. Under this method, assets and liabilities are translated at the rate of exchange on the balance sheet date, and revenue and expenses at the average rate of exchange during the period. Exchange gains and losses are deferred and shown as a currency translation adjustment in shareholders' equity until transferred to earnings when the net investment in the foreign operation is reduced.

      Foreign currency denominated monetary items of the Company, excluding its foreign operations, are translated at the year-end exchange rate.
      Exchange gains and losses on these items are recognized in earnings in the year they arise.

   (d)  Revenue Recognition

      Sales are recorded as soon as the product is considered available for sale. Gains and losses on forward sales and option contracts are deferred until the scheduled maturity date of such contracts.

   (e)  Mineral Exploration

      Acquisition and exploration expenditures on mineral properties are expensed when incurred until such time as the property indicates the potential of being developed into a mine, and thereafter the expenditures are capitalized. Previously capitalized expenditures are expensed if the project is determined to be uneconomic.

   (f)  Cash Equivalents

      Cash equivalents consist of highly liquid debt instruments such as certificates of deposit, commercial paper, and money market accounts purchased with an original maturity date of three months or less. The Company's policy is to invest cash in conservative, highly rated instruments and limit the amount of credit exposure to any one institution. Cash equivalents are stated at cost plus accrued interest which approximates market value.

   (g)  Inventories

      Product inventory is valued at the lower of average cost (excluding deferred stripping costs) and net realizable value. Supplies are valued at the lower of average cost and net realizable value.

   (h)  Property, Plant and Equipment

      (i)  Developed Mineral Properties

         Property acquisition and development costs are carried at cost less accumulated amortization and writedowns. Amortization is provided on the unit-of-production method based on proven and probable reserves. Carrying values are reviewed on a regular basis and, where necessary, are written down to their estimated recoverable amount.

      (ii)  Plant and Equipment

         Plant and equipment are recorded at cost and depreciated using the straight line method over their estimated useful life or the unit-of-production method.

      (iii) Deferred Stripping

         During production, mining costs associated with waste rock removal are deferred and charged to operations on the basis of the average strip ratio for the life of the mine. The average strip ratio is calculated as a ratio of the tons of waste expected to be mined to the tons of ore estimated to be mined

   (i) Provision for Future Reclamation and Closure Costs

      Costs related to ongoing site restoration programs are expensed when incurred. A provision for mine closure and site restoration costs (based upon estimated costs to comply with existing reclamation legislation) is being charged to earnings over the estimated remaining life of the mines.

2.                          INTEREST INCOME - NET

                                   YEAR ENDED DECEMBER 31
                                 ---------------------------
                                    1994      1993      1992
                                 ---------------------------
Interest income                  $(2,286)  $(1,849)  $(1,762)
Short-term debt interest              89       463       446
Long-term debt interest               65        53       449
                                 ---------------------------
                                 $(2,132)  $(1,333)  $  (867)
                                 ===========================

3.  GAIN ON SALE OF MINERAL PROPERTIES AND MARKETABLE SECURITIES

   (a)  Mineral properties

      Effective March 31, 1994 the Company sold its 29 percent interest in the Trout Lake joint venture, as well as a number of exploration properties, to its co-venturer Hudson Bay Mining and Smelting Co., Limited (HBMS) for total cash consideration of $33 million, realizing a gain of $12.6 million. As part of the terms of sale, HBMS assumed all environmental liabilities arising due to past or future activities of the Trout Lake Mine. Accordingly, the $810,000 reclamation and closure accrual related to the mine has been removed from the Company's books and included in the calculation of the gain.

      On May 27, 1993, the Company sold its 40 percent interest in the Jualin joint venture in Alaska, and its related 22.3 percent equity investment in International Curator Resources Ltd. for proceeds of $1.7 million. The costs associated with this project had been included in mineral exploration in prior years.

   (b)  Marketable Securities

      On October 7, 1993, the Company sold its 200,000 shares of Pan Orvana Resources for net proceeds of $694,000 and realized a gain of $494,000.

4.   SUBSIDIARY SHARE ISSUE

   In July 1993, the Company's subsidiary, Hycroft Resources & Development Corporation, completed a sale of 10.5 million common shares. The Company acquired 2.65 million of the 10.5 million shares, which resulted in a reduction of its interest in Hycroft from 67 percent to 50.5 percent. The net effect on the consolidated financial statements of the Company was to increase cash and cash equivalents by $7.4 million and report a gain on the reduction of its interest in the subsidiary of the same amount.

5.   INCOME TAXES

   A reconciliation of the combined Canadian federal and provincial income taxes at statutory rates and the Company's effective income tax expenses is as follows:

                                            YEAR ENDED DECEMBER 31
                                        ----------------------------
                                            1994      1993     1992
                                        ----------------------------


Income taxes at statutory rates           $ 3,371   $ 1,075   $   63
Increase (decrease) in taxes from:              -         -        -
  Resource and depletion allowance              -      (304)    (886)
  Non-taxable portion of capital gain        (203)        -        -
  Non-taxable portion of dilution gain          -      (845)       -
  Financing costs on share issue              (69)     (348)    (341)
  Application of prior years' loss         (1,379)   (1,113)       -
   carry forward
  Utilization of resource and asset        (5,772)        -        -
   pools
  Recovery of prior years' taxes             (124)      (82)       -
  Deferred tax debit not recognized         4,643     1,855    1,698
  Differences in foreign tax rates           (178)     (254)    (479)
                                          -------   -------   ------
                                              289       (16)      55
Large corporations tax                        119        49       66
                                          -------   -------   ------

Income taxes per statements of earnings   $   408   $    33   $  121
 (loss)                                   =======   =======   ======

   The Company has incurred income tax losses in prior periods of $13.8 million which may be carried forward and applied against future taxable income when earned. No benefit in respect of these losses has been recorded in these accounts. The losses expire as follows:

                            UNITED
                CANADA      STATES       TOTAL
                ------------------------------


1997              $ 117     $     -    $   117
1998                  5           -          5
2001                  -       1,229      1,229
2002                  -       1,905      1,905
2003                  -       7,600      7,600
2004                  -       1,927      1,927
2008                  -       1,049      1,049

                ------------------------------
                  $ 122     $13,710    $13,832
                ==============================


6.    INVENTORIES

                              1994       1993
                          -------------------
Product inventory          $11,273    $ 6,276
Supplies                     2,754      2,727
                          -------------------
                           $14,027    $ 9,003
                          ===================

7.    PROPERTY, PLANT AND EQUIPMENT

   Property, plant and
    equipment is comprised
    of the following:

Property               Metals Produced               Acquired/Commenced Production
--------------------------------------------------------------------------------------------------------------
Trout Lake mine        copper, zinc, gold, silver    1982 (interest disposed of March 31, 1994
                                                     - see note 3A)
Crofoot/Lewis mine     gold, silver                  Lewis 1987, Crofoot 1988
Tartan mine            gold                          1987 (suspended 1989)


                                               1994                                         1993
                             ----------------------------------------------------------------------------------
                                           Accumulated                                  Accumulated
                                          Depreciation,                                Depreciation,
                                            Depletion                                   Depletion
                                         amortization and                             amortization and
                               Cost         Writedowns          Net        Cost          Writedowns      Net
---------------------------------------------------------------------------------------------------------------
Producing Mines
 Trout Lake mine            $     -           $     -        $         -   $ 35,164          $14,008    $21,156
 Crofoot/Lewis mine           81,193           49,342             31,851     59,026           45,433     13,593
                             ----------------------------------------------------------------------------------
                              81,193           49,342             31,851     94,190           59,441     34,749
Non-Producing Mine
 Tartan Lake mine              5,209            2,699              2,510      5,396            2,863      2,533

Corporate Assets               1,123              565                558      1,054              511        543
                             ----------------------------------------------------------------------------------
                              87,525           52,606             34,919    100,640           62,815     37,825
Deferred stripping
 costs - Crofoot/Lewis         6,002            4,334              1,668      3,725                -      3,725
                             ----------------------------------------------------------------------------------
                             $93,527          $56,940            $36,587   $104,365          $62,815    $41,550
                             ==================================================================================

   (a)  Recoverable amounts

      Management regularly reviews the mining plans, ore reserves, ore grades and recovery rates of its mines. These reviews indicated that no writedowns have been necessary since 1991 when the carrying values of certain properties were in excess of their estimated net recoverable amounts, and accordingly they were written down as follows:

                          1991
                       ---------
   Tartan mine           $ 6,500
   Crofoot/Lewis mine     13,000
                       ---------
                         $19,500
                       =========

   (b)  Deferred stripping

      During 1993 the amounts of waste moved at the Crofoot/Lewis mine were in excess of the life-of-mine average. The mining plan indicates that this will continue to be the case from time to time whereas previously there was little variation in the ratio of waste to ore. To accommodate these variations, mining costs associated with removal of waste in excess of the life-of-mine average will be deferred and charged to operations subsequently in periods when ratios are below the average. Stripping costs deferred this year amounted to $1,958,000 (1993 - $3,725,000). Amortization of previously deferred costs was $4,246,000 in 1994 (1993 -
      Nil).

   (c)  Royalties

      The Crofoot property is subject to 4 percent net profits royalties. No royalty payments were made in 1993 and 1994 because minimum royalty payments made prior to 1993 aggregating US$2.8 million are available for credit against current and future royalty obligations. No further payments are expected to be required under these royalty agreements.

      The Lewis property is subject to a 5 percent net smelter royalty on gold produced from the Lewis property. During 1993 and 1994 only nominal minimum royalties were required in relation to this property.

8.   JOINT VENTURES

   The Company proportionately consolidates its share of the assets, liabilities, revenues and expenses of its joint ventures. Prior to March 31, 1994 the Company's principal joint venture was the -Trout Lake mine in which it owned 29 percent (see Note 3A). The 1994 results include the Company's share of production, revenues and expenses from the Trout Lake mine to the date of disposal. The proportionate amounts of the above joint venture included in the consolidated accounts are as follows:

                                                   1994     1993
                                                ------------------

Assets                                            $     -  $23,033

                                                ==================
Liabilities                                       $        $   292
                                                        -
                                                ==================



                                            1994     1993     1992
                        ------------------------------------------


Revenue                                   $3,257  $14,267  $18,727
                        ==========================================


Expenses                                  $3,905  $14,568  $14,586
                        ==========================================


9.    BANK LOAN

                                                     1994     1993
                                                ------------------


Bank loan (1994 - US$Nil; 1993 - US$3,750,000)    $     -  $ 4,983

                                                ==================

   The bank loan represents advances under a US$15 million credit facility, bears interest at the London Interbank Offer Rate (LIBOR) plus 5/8 percent per annum and is secured by cash and cash equivalents. Mandatory semi-annual installments of 25 percent of the loan outstanding on May 1992 commenced November 30, 1992. The loan was repaid in full in May 1994, and all security interests have been discharged.

10.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES


                        1994     1993
                     -----------------
Accounts payable       $17,563  $3,547
Accrued liabilities      2,397   3,049
                       $19,960  $6,596
                     =================

   Accounts payable at December 31, 1994 includes $13.1 million (US$9.3 million) to purchase mining equipment for the development of the Brimstone deposit. These amounts are due for payment in the second quarter of 1995 and are secured by a first charge on the equipment.

11.  LONG-TERM DEBT


                                                    1994   1993
                                                   ------------
Notes payable due 1994 and 1995, 7.75%
 to 9.85% (1994 - US$261,000,
 1993 - US$640,000)                                $ 366  $ 847

Less: amounts due within one year                    366    570
                                                   ------------
                                                   $   -  $ 277
                                                   ============

   Certain equipment has been pledged as collateral for the notes payable.

12.  SHARE CAPITAL

   (A) Authorized share capital comprises 750,000,000 common shares without par value.
   (B) Common shares issued and outstanding:

                           SHARES     AMOUNT
                       ----------------------
At December 31, 1992     33,807,000  $145,633
       Issued in 1993       350,000       565
                       ----------------------
At December 31, 1993     34,157,000  $146,198
       Issued in 1994        20,000        29
                       ----------------------
At December 31, 1994     34,177,000  $146,227
                       ======================

   (C)  Litigation settlement

      Settlement of the action commenced in 1989 by Oxford Acquisitions Inc. against Granges and Outokumpu Mines Ltd. occurred in February 1993 with mutual releases. The Company's only other obligation in the settlement was the issuance of 150,000 Granges shares to the plaintiff.

   (D)  Common share options

      At December 31, 1994, 740,000 common shares were reserved for issuance under options granted to directors, officers and management employees. These options expire as follows: 2000 - 40,000, 2001 - 40,000; 2003 -
      130,000; 2,004 - 530,000.

                          SHARE OPTIONS    OPTION PRICE
                        --------------------------------
At December 31, 1992            310,000   $1.45
     Granted in 1993            130,000   $1.90 to $2.85
     Exercised in 1993         (200,000)  $1.45
     Expired in 1993            (10,000)  $1.45
                        ---------------
At December 31, 1993            230,000   $1.45 to $2.85
     Granted in 1994            530,000   $2.28 to $3.30
     Exercised in 1994          (20,000)  $1.45

                        ---------------
At December 31, 1994            740,000   $1.45 to $3.30
                        ===============

13.  CURRENCY TRANSLATION ADJUSTMENT

   The currency translation adjustment represents the foreign currency translation loss on the Company's investment in its self-sustaining foreign operations.

                                                 1994         1993            1992
                                               ------------------------------------
Currency translation adjustment,
 beginning of year                             (1,234)        $(1,483)      $(2,305)
Unrealized gain (loss) for the year               987             249           822
                                               ------------------------------------
Currency translation adjustment, end of year     (247)        $(1,234)      $(1,483)
                                               ====================================

14.    CHANGES IN WORKING CAPITAL, EXCLUDING CASH AND CASH  EQUIVALENTS

                                                1994         1993            1992
                                              ------------------------------------
                                                1994            1993          1992
Accounts receivables                           2,828         $   520       $ 2,149
Marketable Securities                             30               -             -
Inventories                                   (5,024)            290        (3,352)
Accounts payable and accrued liabilities      13,364           1,192           211
                                              ------------------------------------
                                              11,198         $ 2,002       $  (992)
                                              ====================================

15.  RELATED PARTY TRANSACTIONS

   In 1994, consulting fees of $72,000 (1993 - $72,000) were paid to a director of the Company. In prior years, consulting fees were paid to certain other directors of the Company (1993 - $Nil; 1992 - $10,000).

16.  SEGMENTED INFORMATION

   The Company operates in the mining industry in Canada and the United States. Its major products to March 31, 1994 were gold, copper and zinc and thereafter its major product was gold. Geographic segments are presented below.

                                            1994     1993     1992
                                        ----------------------------
Sales
       Canada                             $ 3,257   $14,267  $18,757
       U.S.                                51,175    41,030   44,946
                                          $54,432   $55,297  $63,703
                                        ============================

Earnings (loss) from mining operations

       Canada                             $  (476)  $   554  $ 5,055
       U.S.                                 3,024       479    5,287
                                        ----------------------------
                                          $ 2,548   $ 1,033  $10,342
                                        ============================

                                                       1994     1993
                                                 -------------------
Identifiable assets
       Canada                                       $45,156  $50,628
       U.S.                                          53,670   32,581
                                                 -------------------
                                                    $98,826  $83,209
                                                 ===================

17.  RETIREMENT PLANS

   The Company provides a voluntary money purchase retirement plan to permanent Canadian employees in which the Company makes contributions, depending on length of employment, from 2 percent to 4 percent of salary. No other post-retirement benefits are provided by the Company.

18.  CONTINGENCIES AND COMMITMENTS

   (a)  Lease Commitments

      The Company is committed to U.S. dollar payment under certain operating leases for mining equipment. Future payments under these leases in each of the next five years and in the aggregate are:

                    CDN $000'S
        US $000'S   EQUIVALENT
      ------------------------
1995        1,998        2,802
1996        1,998        2,802
1997        1,998        2,802
1998        1,055        1,479
1999            -            -
      ------------------------
           $7,049       $9,885
      ========================

      Letters of credit totalling US$3.5 million (1993 - US$3.8 million) have been provided as security under these mine equipment operating leases.

      The Company is also committed to payments under a lease for office space ending May 31, 1997. Annual payments under the lease, net of subtenancy receipts, are $487,000.

   (b)  Letters of credit

      The Company has outstanding letters of credit totalling $4.7 million at December 31, 1994 (1993 - $4.8 million), including those provided as security under the operating leases.

   (c) As part of its gold hedging program, the Company has entered into agreements with major financial institutions to deliver gold.
       Realization under these agreements is dependent upon the ability of those financial institutions to perform in accordance with the terms of the agreements. As at December 31, 1994, the Company's consolidated hedging program consists of:

      (i) fixed forward sales contracts totalling 56,000 ounces at an average price of US$390 per ounce for deliveries within one year;

      (ii) matching option contracts for 32,000 ounces of gold under which the Company has the opportunity to sell that number of ounces at US$392 per ounce and, if called upon, the obligation to sell the same number of ounces at US$465 per ounce. These options have various expiry dates over the next two years and result in no net cost to the Company.

19. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

   The significant differences between generally accepted accounting principles
   (GAAP) in Canada and in the United States are as follows:

   (a) Under Canadian GAAP, interest costs relating specifically to assets under construction may be capitalized during the construction period. When construction is completed, further interest costs are expensed. Under U.S. GAAP, interest to be capitalized for qualifying assets is intended to be that portion of the interest cost incurred during the assets' acquisition periods that theoretically could have been avoided if expenditures for the assets had not been made.

   (b) Under U.S. GAAP, the gain on the sale of mineral properties and the dilution gain on the issue of subsidiary shares are considered to be extraordinary while under Canadian GAAP, these transactions are not considered extraordinary items.

   (c) Under U.S. GAAP, contingent gains or losses not previously recorded are recorded in the year the uncertainty as to their likelihood or amount is resolved. Under Canadian GAAP, contingent gains or losses, when confirmed, are treated as prior period adjustments and the effect of the change is applied retroactively to the years to which they relate.

   (d) Under Canadian GAAP, corporate income taxes are accounted for using the deferral method of income taxes allocation. Under this method, deferred income taxes represent a deferral to future periods of a benefit obtained or expenditures incurred currently, and are accordingly computed at current tax rates without subsequent adjustment to the accumulated balance to reflect changes in taxes rates. Deferred taxes are provided on differences between accounting and taxable income due to the difference in timing of recognition of items for accounting and tax purposes ("timing differences"). Under U.S. GAAP, corporate income taxes are accounted for using the liability method of income tax allocation. Under this method, deferred income taxes are considered to reflect the recognition in the current period of taxes expected to be payable or recoverable in a future period, and accordingly, the accumulated tax allocation balance is adjusted in future periods to reflect changes in tax rates. Deferred taxes are provided on "temporary differences", which is a broader concept than "timing differences" and deferred tax liabilities and assets are not offset against each other, as under Canadian GAAP. Under U.S. GAAP, deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As at December 31, 1994 and 1993 the Company has recognized no deferred tax assets or liabilities for U.S. GAAP purposes. The tax benefit of the Company's loss carry forwards at December 31, 1994 would be $6,307,000 (1993 - $6,741,000).

   The significant differences in the statements of earnings (loss) and deficit relative to U.S. GAAP were as follows:

                                              YEAR ENDED DECEMBER 31
                                        --------------------------------
                                            1994       1993       1992
                                        --------------------------------


Net earnings following Canadian GAAP      $  6,985   $  2,761   $     50
Net interest capitalized (amortized)           (36)        55       (124)
Extraordinary items
 dilution gain on issue of
  subsidiary shares                              -     (7,398)         -
 gain on sale of mineral
  properties                               (12,601)         -          -
Deferred income tax recovery                 5,333      1,846          -
                                        --------------------------------


Net earnings (loss) before
 extraordinary item,
       following U.S. GAAP                    (319)    (2,736)       (74)
Dilution gain on issue of subsidiary
 shares (net of deferred income taxes)           -      5,552          -
Extraordinary gain on sale of mineral
 properties (net of deferred
 income taxes)                               6,803          -          -
                                        --------------------------------

Net earnings (loss), following U.S. GAAP     6,484      2,816        (74)
Deficit, beginning of year following
 U.S. GAAP                                 (80,648)   (83,464)   (83,390)
                                        --------------------------------

Deficit, end of year following U.S. GAAP  $(74,164)  $(80,648)  $(83,464)
                                        ================================


Primary loss per share before
 extraordinary
       items                               $(0.01)   $(0.08)  nil
                                        =========================


Primary earnings (loss) per share after
       extraordinary item                  $(0.19)   $ 0.08   nil

20.  SUBSEQUENT EVENT

   On January 13, 1995 the Company made an offer to its subsidiary Hycroft Resources & Development Corporation to amalgamate Granges and Hycroft. Under the offer shareholders of Granges would receive 1 common share of the amalgamated company for each common shares of Granges and shareholders of Hycroft would receive 0.88 of a common share of the amalgamated company for each common share of Hycroft. The proposed amalgamation, which has been recommended by the boards of directors of Granges and Hycroft to their respective shareholders, requires shareholder, regulatory and court approvals.

                              SCHEDULE OF EXHIBITS

Exhibit
Number                          Exhibits                  Page
--------------------------------------------------------------

           3.1  Restated Certificate of Incorporation        *
                of the Company, dated January 3, 1990
                (filed as Exhibit 3.2 to the Company's
                quarterly report on Form 10-Q for the
                quarter ended December 31, 1989, and
                incorporated herein by reference).
           3.2  By-laws of the Company, as amended on        *
                January 3, 1990 (filed as Exhibit 3.3
                to the Company's quarterly report on
                Form 10-Q for the quarter ended
                December 31, 1989 and incorporated
                herein by reference).
           3.3  By-laws of the Company, as amended on       86
                July 12, 1995.
           4.1  Term Loan Agreement dated August 15,         *
                1994 between the Company and Gerald
                Metals, Inc.(filed as an Exhibit 10.22
                to the Company's annual report on Form
                10-K for the year ended June 30, 1994
                and incorporated herein by reference)
           4.2  Security Agreement dated August 15,          *
                1994 between the Company and Gerald
                Metals, Inc.(filed as an Exhibit 10.23
                to the Company's annual report on Form
                10-K for the year ended June 30, 1994
                and incorporated herein by reference)
           4.3  Pledge Agreement dated August 15, 1995       *
                between the Company and Gerald Metals,
                Inc. (filed as an Exhibit 10.24 to the
                Company's annual report on Form 10-K
                for the year ended June 30, 1994 and
                incorporated herein by reference)
          10.1  Atlas Corporation Management Incentive       *
                Compensation Plan (filed as Exhibit
                10.2 to the Company's annual report on
                Form 10-K (file no. 1-2714) for the
                fiscal year ended June 30, 1981 and
                incorporated herein by reference).
          10.2  Form of Indemnity Agreement entered          *
                into between the Company and certain of
                its directors (filed as Exhibit 10.14
                to the Company's annual report on Form
                10-K for the fiscal year ended June 30,
                1987 and incorporated herein by
                reference).
          10.3  Amended and Restated Rights Agreement        *
                dated as of August 2, 1989 between the
                Company and Manufacturers Hanover Trust
                Company (filed as Exhibit 1 to the
                Company's current report on Form 8-K
                dated August 2, 1989 and incorporated
                herein by reference).

Exhibit
Number          Exhibits                                  Page
--------------------------------------------------------------
          10.4  Long Term Incentive Plan of the Company      *
                dated November 1, 1989 (filed as
                Exhibit 10.28 to the Company's annual
                report on Form 10-K for the fiscal year
                ended June 30, 1989 and incorporated
                herein by reference).
          10.5  Atlas Corporation Supplemental               *
                Executive Retirement Plan dated as of
                January 3, 1990 (filed as Exhibit 10.2
                to the Company's quarterly report on
                Form 10-Q for the quarter ended March
                31, 1990 and incorporated herein by
                reference).
          10.6  Atlas Corporation Retirement Plan for        *
                Outside Directors dated April 4, 1990
                (filed as Exhibit 10.3 to the Company's
                quarterly report on Form 10-Q for the
                quarter ended March 31, 1990 and
                incorporated herein by reference).
          10.7  Restated Employment Agreement dated as       *
                of September 12, 1990 between the
                Company and Richard R. Weaver (filed as
                Exhibit 10.22 to the annual report on
                Form 10-K for the fiscal year ended
                June 30, 1990 and incorporated herein
                by reference).
          10.8  Amendment No. 1, dated as of March 6,        *
                1991, to the Amended and Restated
                Employment Agreement, dated as of
                September 12, 1990, between the Company
                and Richard R. Weaver (filed as Exhibit
                10.1 to the Company's quarterly report
                on Form 10-Q for the quarter ended
                March 31, 1991 and incorporated herein
                by reference).
          10.9  Atlas Corporation Annual Incentive Plan      *
                adopted by the Board of Directors of
                the Company on March 6, 1991(filed as
                Exhibit 10.20 to the Company's annual
                report on Form 10-K for the year ended
                June 30, 1991 and incorporated herein
                by reference).
         10.10  Agreement dated September 10, 1992           *
                among Atlas Precious Metals, Inc., the
                Company and Newmont Mining Corporation
                (filed as Exhibit 10.22 to the
                Company's annual report on Form 10-K
                for the year ended June 30, 1992 and
                incorporated herein by reference).
         10.11  Amendment dated September 10, 1992 to        *
                the Agreement dated September 10, 1992
                among Atlas Precious Metals, Inc., the
                Company and Newmont Mining Corporation
                (filed as Exhibit 10.23 to the
                Company's annual report on Form 10-K
                for the year ended June 30, 1992 and
                incorporated herein by reference).

Exhibit
Number          Exhibits                                  Page
--------------------------------------------------------------
         10.12  Securities Purchase Agreement dated          *
                September 3, 1993 between the Company
                and Phoenix Financial Holdings Inc.
                (filed as Exhibit 2 to the Company's
                Report on Form 8-K filed on September
                9, 1993 and incorporated herein by
                reference).
         10.13  Amendment dated as of September 15,          *
                1993 to the Amended and Restated Rights
                Agreement dated as of August 2, 1989
                between the Company and Chemical Bank,
                as successor by merger with
                Manufacturers Trust Company (filed as
                Exhibit 10.25 to the Company's annual
                report on Form 10-K for the year ended
                June 30, 1993 and incorporated herein
                by reference)
         10.14  Employment agreement made as of              *
                September 22, 1993, between the Company
                and David J. Birkenshaw (filed as
                Exhibit 10.1 to the Company's quarterly
                report on Form 10-Q for the quarter
                ended March 31, 1994 and incorporated
                herein by reference)
         10.15  Amendment dated as of August 28, 1995       92
                to the employment agreement made as of
                September 22, 1993, between the Company
                and David J. Birkenshaw
         10.16  Share Purchase Agreement dated April         *
                28, 1994 between the Company and M.I.M.
                (Canada) Inc. (filed as an Exhibit
                10.18 to the Company's annual report on
                Form 10-K for the year ended June 30,
                1994 and incorporated herein by
                reference)
         10.17  Agreement dated May 10, 1994 between         *
                the Company and Granges Inc. (filed as
                an Exhibit 10.19 to the Company's
                annual report on Form 10-K for the year
                ended June 30, 1994 and incorporated
                herein by reference)
         10.18  Registration Rights Agreement dated          *
                August 15, 1994 between the Company and
                First Marathon Securities Limited
                (filed as an Exhibit 10.20 to the
                Company's annual report on Form 10-K
                for the year ended June 30, 1994 and
                incorporated herein by reference)
         10.19  Indemnity Agreement dated August 15,         *
                1995 between the Company and M.I.M.
                Holdings Limited (filed as an Exhibit
                10.21 to the Company's annual report on
                Form 10-K for the year ended June 30,
                1994 and incorporated herein by
                reference)

Exhibit
Number          Exhibits                                  Page
--------------------------------------------------------------
         10.20  Purchase Agreement dated May 31, 1994        *
                among the Company, Dakota Mining
                Corporation, VenturesTrident L.P. and
                VenturesTrident II L.P. (filed as an
                Exhibit 10.25 to the Company's annual
                report on Form 10-K for the year ended
                June 30, 1994 and incorporated herein
                by reference)
         10.21  Second Amendment dated as of August 15,      *
                1994 to the Amended and Restated Rights
                Agreement dated August 2, 1989 between
                the Company and Chemical Bank, as
                successor by merger with Manufacturers
                Hanover Trust Company (filed as Exhibit
                10.1 to the Company's quarterly report
                on Form 10-Q for the quarter ended
                March 31, 1995 and incorporated herein
                by reference)
         10.22  The Company's Long Term Incentive Plan,      *
                as amended dated February 17, 1995
                (filed as Exhibit 10.2 to the Company's
                quarterly report on Form 10-Q for the
                quarter ended March 31, 1995 and
                incorporated herein by reference)
         10.23  Employment Agreement made as of January      *
                16, 1995 between the Company and
                Michael B. Richings (filed as Exhibit
                10.3 to the Company's quarterly report
                on Form 10-Q for the quarter ended
                March 31, 1995 and incorporated herein
                by reference)
         10.24  Employment Agreement made as of              *
                February 17, 1995 between the Company
                and Richard E. Blubaugh (filed as
                Exhibit 10.4 to the Company's quarterly
                report on Form 10-Q for the quarter
                ended March 31, 1995 and incorporated
                herein by reference)
         10.25  Agreement dated February 24, 1995           96
                between the Company and Granges Inc. to
                vote the common shares of Granges Inc.,
                held by the Company, in favor of the
                proposed amalgamation of Granges Inc.
                and Hycroft Resources & Development
                Corporation
         10.26  Atlas Subscription Agreement dated         100
                March 9, 1995 between the Company and
                Dakota Mining Corporation
         10.27  Amendment dated September 15, 1995 to      127
                the employment agreement made as of
                February 17, 1995 between the Company
                and Richard E. Blubaugh
         10.28  Employment Agreement dated June 1, 1995    131
                between the Company and Gerald E. Davis

Exhibit
Number          Exhibits                                  Page
--------------------------------------------------------------
         10.29  Amendment dated September 20, 1995 to      138
                the employment agreement dated June 1,
                1995 between the Company and Gerald E.
                Davis

            21  Subsidiaries of the Company                140
            24  Consent of Independent Auditors            142
            27  Financial Data Schedule                    144

     (b)       Reports on Form 8-K:

               The Company filed no reports on Form 8-K during the fourth quarter of fiscal 1995.

For purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned hereby undertakes as follows, which undertaking shall be incorporated by reference into the Company's Registration Statement on Form S-8 No. 33-18316 (filed on November 3, 1987, as amended by Post Effective Amendment No. 1 filed on December 15, 1987):

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by the director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

_____________________________

Note concerning Exhibits: The Company will furnish copies of Exhibits to security holders of the Company upon request. The Company may charge a fee in connection with such a request, which will be limited to the Company's reasonable expenses in furnishing any such Exhibit.