Form 10-Q
period 1995-09-30
ATLAS CORP
filed 1995-11-13
CIK 8302

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

COMMISSION FILE NO. 1-2714

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended  September 30, 1995
                                              -------------------
                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from ________________________
                                         to ________________________

                               ATLAS CORPORATION
                    --------------------------------------
                    (Exact name of registrant as specified
                                in its charter)

          DELAWARE                                               13-5503312
-------------------------------                             -------------------
(State or other jurisdiction of                             (I. R. S. Employer
incorporation or organization)                              Identification No.)


             370 Seventeenth Street, Suite 3150, Denver, CO  80202
             -----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 303-825-1200
                        -------------------------------
                        (Registrant's telephone number,
                              including area code)


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

As of November 10, 1995, 20,034,743 shares of Common Stock, par value $1 per share, were issued and outstanding.

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
         --------------------

                     ATLAS CORPORATION AND ITS SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           (In Thousands, Unaudited)

                                               September 30,  June 30,
                                                   1995         1995
                                               -------------  --------
ASSETS
------
Current assets:
  Cash and short-term investments                   $ 2,581   $ 4,453
  Receivables                                           169       131
  Inventories                                           250       250
  Prepaid expenses and other current assets           3,882     4,281
                                                    -------   -------
    Total current assets                              6,882     9,115
Property, plant and equipment                        47,813    47,686
Less, accumulated depreciation, depletion,
  amortization and impairment                       (44,404)  (44,661)
                                                   --------   -------
                                                      3,409     3,025

Investment in unconsolidated subsidiary(Note 5)      25,140    25,452
Restricted cash and securities                        5,634     5,659
Other assets                                            231       246
                                                   --------   -------
                                                   $ 41,296  $ 43,497
                                                   ========  ========
LIABILITIES
-----------
Current liabilities:
  Trade accounts payable                            $   358   $   601
  Accrued liabilities                                 2,657     2,903
                                                    -------   -------
    Total current liabilities                         3,015     3,504

Convertible debenture                                 3,500     3,500
Other long-term liabilities                          11,848    11,660

Commitments and contingencies (Note 4)

STOCKHOLDERS' EQUITY
---------------------
Common stock                                         18,635    18,578
Capital in excess of par value                       68,723    68,678
Retained deficit                                    (64,959)  (63,216)
Currency translation adjustment                          92      (103)
Unrealized gain on marketable securities                442       896
                                                   --------   -------

    Total stockholders' equity                       22,933    24,833
                                                   --------   -------
                                                   $ 41,296  $ 43,497
                                                   ========  ========

                See notes to consolidated financial statements.

                     ATLAS CORPORATION AND ITS SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In Thousands, Except Per Share Data, Unaudited)


                                                          Three Months Ended
                                                            September 30,
                                                          ------------------
                                                           1995        1994
                                                          ------     -------
Mining revenue                                            $   --     $ 2,328
Costs and expenses:
  Production costs                                            --       3,031
  Shutdown and standby costs                                 328       1,275
                                                            ----      ------

    Loss from operations                                    (328)     (1,978)

Other (Income) and expense:
  Exploration costs                                          159         790
  General and administrative                                 766         572
  Interest expense                                            94         116
  Interest income                                           (111)        (63)
  Equity in loss of unconsolidated subsidiary (Note 5)       507         364
                                                         -------     -------

    Loss from continuing operations before income taxes   (1,743)     (3,757)

Provision for income taxes                                    --          --
                                                         -------     -------

     Net loss                                            $(1,743)    $(3,757)
                                                         =======     =======

Per share of common stock:
  Net loss                                               $  (.09)    $  (.31)
                                                         =======     =======

Average number of common
  shares outstanding                                      18,622      12,169
                                                         =======     =======


                See notes to consolidated financial statements.

                     ATLAS CORPORATION AND ITS SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands, Unaudited)


                                                     Three Months Ended
                                                         September 30,
                                                     ------------------
                                                       1995      1994
                                                     --------   -------
Operating activities
  Net loss                                           $ (1,743)  $ (3,757)
Add (deduct) non-cash items:
  Depreciation, depletion, amortization                    13        367
  Equity in loss of unconsolidated subsidiary             507        364
  Other                                                   102         --
  Shutdown and standby costs                               --      1,091
  Net change in non-cash items
   related to operations (Note 3)                        (603)     1,808
                                                     --------   --------
     Cash used in continuing operations                (1,724)      (127)
                                                     --------   --------
From discontinued operations:
  Change in receivables                                    --        475
  Change in estimated uranium reclamation costs           249         (2)
                                                     --------   --------
     Cash provided by discontinued operations             249        473
                                                     --------   --------
     Cash provided by (used in) operating activities   (1,475)       346
                                                     --------   --------
Investing activities:
  Additions to property, plant and equipment             (397)      (273)
  Investment in unconsolidated subsidiary                  --    (37,407)
                                                     --------   --------
     Cash used in investing activities                   (397)   (37,680)
                                                     --------   --------
Financing activities:
  Proceeds from short-term note                             -      3,235
  Repayment of short-term note                              -       (450)
  Proceeds from the issuance of common stock                -     35,732
  Costs associated with the issuance
   of debenture and stock                                  --     (2,106)
                                                     --------   --------
     Cash provided by financing activities                 --     36,411
                                                     --------   --------

Decrease in cash and cash equivalents                  (1,872)      (923)

Cash and cash equivalents:
  Beginning of period                                   4,453      3,767
                                                     --------   --------

  End of period                                      $  2,581   $  2,844
                                                     ========   ========


                See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The financial information contained in this report reflects all adjustments which are of a normal recurring nature that the Company considers necessary for a fair presentation of the results of operations for the periods indicated.

2. There have been no dilution of earnings per share as a result of the exercise of Option Warrants to Purchase Common Stock or stock options during the periods presented.

3. The components of the net change in items other than cash related to operating activities as reflected in the Consolidated Statements of Cash Flows are as follows:

                                                        Three  Months  Ended
                                                            September 30,
                                                        --------------------
                                                          1995        1994
                                                        --------     -------
       Add (deduct) items other than cash:
          Receivables                                      $  (38)  $  (72)
          Inventories                                           0      295
          Prepaid expenses and other current assets           (54)    (216)
          Restricted cash/investments and other assets         39    3,001
          Trade accounts payable                             (242)    (719)
          Accrued liabilities                                (246)    (300)
          Other long-term liabilities                         (62)    (181)
                                                           ------   ------
                                                           $ (603)  $1,808
                                                           ======   ======

4. During fiscal year 1988, the United States Environmental Protection Agency notified the Company that it was one of several potentially responsible parties for cleanup costs associated with the Company's former asbestos mine and mill site ("site") near Coalinga, California, and in the City of Coalinga. Following a prolonged period of inquiry and administrative process, the Company, and other responsible parties, received approval of the remedial action plan for the site in 1994. Remediation construction work, which commenced in October 1994, will be completed by the end of 1995.

    The Company is obligated to decommission and reclaim its uranium mill site located near Moab, Utah. The Company discontinued its uranium operations and permanently shut down its uranium operations in 1987 and accrued estimated shut-down and reclamation costs of $17,406,000. The balance of this accrual at September 30, 1995 was $5,592,000. Title X of "The Comprehensive National Energy Policy Act" ("Title X"), enacted in October 1992, provides for the reimbursement of decommissioning and reclamation expenses related to uranium sites with tailings generated by Atomic Energy Commission (AEC) contracts. The Company's uranium reclamation costs will be reduced by this government cost sharing program since 56% of its tailings were generated under AEC contracts. The Company believes the accrual, when combined with anticipated reimbursements under the Title X program is sufficient to cover future reclamation costs.

    Since July 1994, the Company has submitted $8 million of prior costs claims to the Department of Energy ("DOE") under Title X. If the $8 million in claims was approved in full, the Company would receive total reimbursements under Title X of $4.5 million. As of November 10, 1995, the DOE had approved $7 million of the Company's claims with corresponding reimbursements of $3.9 million. To date, only a portion, $1.9 million, of the reimbursements has been received by the Company. The Company currently expects that the $1 million currently disallowed will be reviewed and approved by the DOE in the summer of 1996.

5. On August 15, 1994, Atlas completed the purchase from M.I.M. (Canada) Inc. of 12,694,200 common shares of Granges Inc. ("Granges"), a Canadian mining company, which constituted a 37.2% interest. On May 1, 1995, Granges amalgamated with its 50.5% subsidiary, Hycroft Resources and Development Corporation, with the resultant amalgamated company being named Granges Inc. The effect of the amalgamation was to reduce the Company's ownership interest in Granges to 27.7%.

    The Company reports the financial results of Granges under the equity method. A summarized Statement of Operations (Unaudited, US dollars, in thousands) of Granges for the three month periods ending September 30, 1995 and September 30, 1994 are set forth below:

                                               September 30,  September 30,
                                                   1995            1994
                                               -------------  --------------
     Revenue                                      $10,166        $11,229
     Cost of sales                                  7,962          8,686
     Depreciation, depletion & amortization         1,271          1,384
                                                  -------        -------
      Gross margin                                $   933        $ 1,159

     Net income (loss)                            $ 4,264        $  (840)
                                                  =======        =======

    Under the equity method, the Company reported losses of $507,000 and $364,000 for the three month periods ended September 30, 1995 and 1994, respectively. Cost in excess of Atlas' share of Granges' net assets were allocated based upon their relative market value. Excess costs related to producing properties is being amortized on a unit of production (gold ounces) basis and is included in the reported loss. During the three months ended September 30, 1995, Granges reported a gain on the sale of mineral properties of US $4,923,000. Atlas' proportional share of this gain was eliminated by the allocation of excess basis.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

  CAPITAL RESOURCES AND LIQUIDITY

  The Company currently controls a 27.7% interest in Granges Inc., a Canadian gold mining company, two gold mining properties, Gold Bar and Doby George (the latter acquired on October 25, 1995), the Tucker Hill perlite property, as well as having two gold properties under option, Commonwealth and Dixie Comstock. The Company is also responsible for two properties currently undergoing reclamation, a uranium processing site located near Moab, Utah, and an asbestos site located near Coalinga, California.

GRANGES INC.

For the three months ended September 30, 1995, Granges reported production of 25,444 ounces of gold compared to 28,195 ounces for the same period the previous fiscal year. Total tons mined, as reported by Granges, increased during the quarter to 9,270,000 from 6,019,000 the same quarter the previous year due to a increased mining fleet and the processing of run-of-mine ore. Mining cost per ton, as reported by Granges, decreased to $.54 per ton from $.69 per ton in the same period previous year. During the quarter, Granges reported a Cdn. $7.2 million gain on the sale of mineral properties.

On October 4, 1995, Atlas and Granges entered into an agreement in principle setting forth the principle terms for completion of an exploration and development mining venture agreement on approximately 34 square miles of the Gold Bar property. A definitive agreement is expected to be completed by November 30, 1995. It will require Granges, in order to earn a 50% undivided interest in not more than 15 square miles, to expend not less than $2.5 million prior to September 29, 1998 on exploration and development. In addition, Granges must produce a report identifying and recommending development of an economic gold mineral deposit of not less than 300,000 ounces of gold ("Report"). Granges would be the manager of the venture during the initial stages. After Granges completes its initial expenditures and the Report, Atlas would become the manager of the venture. Additionally, at the time of earn in, Atlas would grant throughput rights of not less than 50% of the capacity of Atlas' existing Gold Bar mill facility to the venture. Atlas would be the operator and charge the venture certain fees for processing as well as depreciation of the milling complex.

On October 25, 1995, the Company entered into an agreement to privately place up to $11 million of debentures which are convertible, at the option of the purchaser, into a portion of Atlas' holdings of Granges common stock at a rate of $2.35 per Granges share. The five year debentures will pay a 7 percent annual rate of interest and are not callable by Atlas during the first three years. The Company has also agreed to pledge 8,474,576 of the 12,714,200 shares of Granges held by the Company as security for the debentures. The agreement provides for a ninety day period from the date of closing for registration and qualification in Canada and the United States of the debentures and the Granges shares issuable upon exchange of the debentures, and provides for penalties if such registrations and qualifications are not timely completed. The debentures are to be registered on the Vancouver Stock Exchange and, (on a best efforts basis) on an American stock exchange.

GOLD PROPERTIES

A substantial portion of the proceeds from the convertible debentures are expected to be used to fund the resumption of mining operations by the end of 1995 at Atlas' Gold Bar Project, located in Eureka, Nevada. The project has a gold reserve of 3.1 million tons at an average grade of .063 ounces per ton, or 192,000 contained ounces. Milling operations were suspended in September 1994 after the depletion of stockpiled ores. The Company has signed an agreement in principal with a contract mining company the provides the terms for contract mining services as well as the terms under which the mining firm will guarantee $5 million in project financing. The Company hopes to have definitive agreements completed by the end of November. A six month period of overburden removal and stockpiling will be required prior to the resumption of milling activities. Annual production from Gold Bar is currently expected to average 53,000 ounces of gold over a three year period.

On October 25, 1995, the Company acquired the Doby George property, located in Elko County, Nevada, from Independence Mining Company for 1.4 million shares of Common Stock and $400,000. The property has an indicated resource, as determined by an independent engineering report, of 3.7 million tons at an average grade of
 .06 containing approximately 220,000 ounces. The Company anticipates the completion of a delineation and confirmation drilling program by the end of 1995 on a portion of this resource. In an effort to achieve production from the property within two years the Company intends to submit a Plan of Operations to the appropriate federal and state agencies for permitting within the next six to nine months. Significant environmental baseline data for the property has already been collected.

On September 7, 1995, the Company announced that it had entered into letter agreements for one year purchase options on the Commonwealth and Dixie Comstock properties. Both the Commonwealth project, located in central Arizona, and Dixie Comstock project, located in western Nevada, are late stage exploration properties. Over the next year the Company is required to spend $425,000 on exploration and development at the Commonwealth property.

PERLITE

The Tucker Hill Perlite Project is currently in the permitting phase. An Environmental Impact Statement has been prepared and a draft is currently open for public comment. The Company anticipates that it will be able to resolve any concerns brought forth during the public comment period and currently anticipates receiving the final operating permits by the end of February 1996. Construction at the milling site, which is located in Lakeview, Oregon, is fully permitted and preliminary work began in October, 1995. The Company will monitor the progress of the operating permits and adjust the mill construction schedule accordingly. Contingent upon permitting, the Company anticipates the project to be fully operational by July of 1996.

RECLAMATION ACTIVITIES

The Company continues to vigorously pursue the approval of its proposed reclamation plan at its Moab, Utah, uranium millsite which calls for the mill tailings to be reclaimed in place. While the U.S. Nuclear Regulatory Commission ("NRC") is reviewing the merits of the proposed reclamation plan, the Company continues to perform decommissioning and interim cover placement. The Company anticipates completing the placement of an interim cap on the tailings facility within the next month and has almost completed the decommissioning and dismantling of all milling and administrative facilities. The NRC has informed the Company of its intention to issue in January 1996 a draft Technical Evaluation Report ("TER"), the NRC's decision document, on the Company's proposed reclamation plan in conjunction with a draft Environmental Impact Statement ("EIS") for public comment. The Company currently expects that the results of the TER will support reclamation of the tailings in place.

Remedial activities at the Company's asbestos mine and millsite located near Coalinga, California, which began in October of 1994, are anticipated to be completed by the end of calendar year 1995.

LIQUIDITY

During the last year the Company has funded its operating losses, working capital requirements, and interim capital from the proceeds of the August 15, 1994, and December 15, 1994, private placements of equity securities. Future capital requirements will be satisfied through the issuance of the convertible debentures and Gold Bar financing guarantee as discussed above, as well as the sale of noncore assets and/or existing working capital. Longer term capital requirements will be funded from future operating cash flows and may be generated from the issuance of additional debt or equity and/or the sale of noncore assets.

RESULTS OF OPERATIONS

Due to the suspension of milling operations at the Gold Bar Project, the Company had no mining revenue or gold production for the three months ended September 30, 1995. This compares to mining revenue of $2,328,000 and gold production of 6,021 ounces generated from Gold Bar for the three month period ended September 30, 1994.

Production costs of $3,031,000 and estimated shutdown and standby costs of $1,275,000 were charged to operations for the three month period ended September 30, 1994. During that same period, production costs rose to 130% of revenue, or $504 per ounce, due to the processing of low grade ore from depleting stockpiles. The shutdown and standby costs were accrued through the end of the fiscal year, June 30, 1995. For the three months ended September 30, 1995, shutdown and standby costs of $328,000 were incurred. Due to the anticipated resumption of operations at the Gold Bar facility, standby costs for future periods have not been accrued.

Exploration costs decreased from $790,000 to $159,000, or by 80%, from the three months ended September 30, 1994 to the three months ended September 30, 1995. This was the result of the completion of underground exploration at Gold Bar in September 1994 and as a result of joint venture agreements being signed on the claim block in the summer and fall of 1994.

General and administrative expenses increased from $572,000 to $766,000, or by 34%, for the three months ended September 30, 1995 from the three months ended September 30, 1994. This increase was a result of an intensified property acquisition program and relocation expenses.

The Company had a net loss of $1,743,000 for the three month period ended September 30, 1995, compared to a net loss of $3,757,000 for the comparable quarter in the prior fiscal year. The prior year fiscal period loss reflects an additional $1,650,000 loss from operations over the current year due to high production costs and shutdown and standby costs accrued as discussed above.

Working capital was $3,867,000 at September 30, 1995 and $(4,122,000) at September 30, 1994. The Company's current ratio at September 30, 1995 was 2.28 to 1, compared to .54 to 1 at September 30, 1994. Working capital reflects the remaining proceeds from the December 15, 1994 private placement.

  The Company's capital expenditures in the quarter ended September 30, 1995 were $397,000, all of which were for the Company's gold operations and the further development of its Tucker Hill perlite deposit. Capital expenditures for the quarter ended September 30, 1994 were $273,000 all of which were for the Company's Gold Bar Project and the development of its Tucker Hill Perlite Project. Funds required for the further development of Tucker Hill will, to the extent possible, be obtained from project borrowings and/or private placements.


                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         None

Item 2.  Changes in Securities
         ---------------------

         None

Item 3.  Defaults upon Senior Securities
         -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a.  Exhibits
             None

         b.  Reports on Form 8-K

             On October 4, 1995, a Form 8-K was filed reporting that the Company had entered into an agreement to privately place up to $15 million in five year convertible dentures, conversion of which, is into Granges Inc. common shares currently held by the Company.

                                   SIGNATURES
                                   ----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ATLAS CORPORATION
                                            -----------------
                                            (Registrant)

                                            /s/ Gerald E. Davis
                                            -----------------------------
                                            Gerald E. Davis
                                            President

Date: November 13, 1995
      -----------------