Form 10-K/A
period 1995-06-30
ATLAS CORP
filed 1996-01-23
CIK 8302

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

                      AMENDMENT TO APPLICATION OR REPORT

                 Filed pursuant to Section 12, 13 or 15(d) of
                      The Securities Exchange Act of 1934

                   For the Fiscal Year Ended June 30, 1995.

                          COMMISSION FILE NO. 1-2714


                               ATLAS CORPORATION
                      -----------------------------------
            (Exact name of Registrant as specified in its charter)

DELAWARE                                                              13-5503312
--------------------                                            ----------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

370 Seventeenth Street, Suite 3150, Denver, CO 80202                303-825-1200
----------------------------------------------------            ----------------
(Address of principal executive offices)         (Registrant's telephone number)
(Zip Code)                                                 (including area code)


The undersigned registrant hereby amends the following items of its Annual Report on Form 10-K for fiscal year ended June 30, 1995 as set forth in the pages attached hereto:

     (List of such items, financial statements, exhibits or other portions amended)

1. ITEM 1. (Business) is hereby amended by the deletion of such item in its entirety and the inclusion of the text attached hereto as Attachment A in replacement thereof.

2. ITEM 7. (Management's Discussion and Analysis of Financial Condition and Results of Operations) is hereby amended by the deletion of such items in its entirety and the inclusion of the text attached hereto as Attachment B in replacement thereof.

3. ITEM 8. (Financial Statements and Supplementary Data) is hereby amended by the deletion of such items in its entirety and the inclusion of the text attached hereto as Attachment C in replacement thereof.

                                  Signitures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ATLAS CORPORATION

                                              By: /s/ JEROME C. CAIN
                                                 ----------------------
                                              Jerome C. Cain
                                              Treasurer, Secretary and Principal
                                              Financial Officer

                                              Date: January 18, 1996
                                                    -------------------

                                 ATTACHMENT A

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

In excess of 9.7 million tons of mineralized material at an average grade of
0.04 ounces per ton has been identified within the Gold Pick, Gold Ridge, Gold Canyon and Cabin Creek Deposits. Further analysis is required to determine an optimum development plan in light of a number of processing and mining alternatives and their associated levels of capital expenditures. During the fourth quarter of fiscal 1995, the Company completed revised mining plans for the Gold Pick and Gold Ridge deposits. Atlas plans to restart mining from these deposits when suitable mining contracts have been negotiated and financing arranged. Based on these mining plans, the Company estimates its proven and probable ore reserves at June 30, 1995, as 3,051,000 tons at an average gold grade of .063 ounces per ton, containing 192,000 ounces. Based upon an average recovery rate of 84 percent, the Company anticipates that approximately 162,000 of the 192,000 ounces of contained gold will be recovered.

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

A drilling program conducted in fiscal 1994 on a small portion of the property (10 acres) confirmed a proven and probable reserve of 8.9 million tons. Overall, the property is estimated to contain a minimum mineral deposit of 50 million tons. At current consumption levels, such a resource would be adequate to satisfy the current North American demand for perlite for the next 50 years.

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

                                 ATTACHMENT B

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

                                 ATTACHMENT C

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

INDEX TO FINANCIAL STATEMENTS                                           Page

    Consolidated Statements of Operations for the Fiscal Years Ended
    June 30, 1995, 1994 and 1993                                         21

    Consolidated Balance Sheets as of June 30, 1995 and 1994             22

    Consolidated Statement of Stockholders' Equity (Deficit) as
    of June 30, 1995, 1994 and 1993                                      23

    Consolidated Statements of Cash Flows for the Fiscal Years
    Ended June 30, 1995, 1994 and 1993                                   24

    Notes to Consolidated Financial Statements                      25 - 39

    Report of Independent Auditors                                       40

                               ATLAS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except earnings per share)


For the Year Ended June 30,                 1995       1994       1993
---------------------------               ------     ------      ------

Mining revenue                            $  2,328   $ 19,478   $ 19,280
------------------------------------------------------------------------

Costs and expenses:
  Production costs                           2,683     16,526     17,792
  Depreciation, depletion and amortization     348      4,479      9,005
  Impairment of mineral properties (Note 4)     --      5,355     28,716
  Shutdown and standby costs (Note 4)        1,485         --         --
  General and administrative expenses        2,742      3,068      4,149
  Exploration and prospecting costs          1,911      2,315      1,783
  Impairment of nonproducing mineral
   properties (Note 4)                          --         --      2,796
------------------------------------------------------------------------
  Gross operating loss                      (6,841)   (12,265)   (44,961)
------------------------------------------------------------------------

Other (income) and expense:
  Equity in loss of unconsolidated
   subsidiary (Note 7)                       1,361         --         --
  Impairment of investment
   in unconsolidated subsidiary (Note 7)    11,419         --         --
  Forfeiture of deposit on
   stock purchase agreement (Note 15)        1,144
  Gain on mineral lease
   transaction (Note 4)                         --         --    (17,803)
  Interest expense (income), net              (327)       205       (148)
  Other (income) expense                       (41)      (430)       579
------------------------------------------------------------------------

   Loss from continuing operations
    before income taxes                    (20,397)   (12,040)   (27,589)

Provision for income taxes (Note 14)            --         --        477


------------------------------------------------------------------------
   Loss from continuing operations         (20,397)   (12,040)   (28,066)

------------------------------------------------------------------------
Income (loss) from discontinued
 operations (Note 10)                          621      2,175       (875)
------------------------------------------------------------------------

   Loss before cumulative effect of
    postretirement benefit obligations     (19,776)    (9,865)   (28,941)
 Cumulative effect of post
    retirement benefit
     obligations (Note 13)                      --         --       (968)

------------------------------------------------------------------------
          Net loss                        $(19,776)  $ (9,865)  $(29,909)
========================================================================

Loss per share of common stock:
 Loss from continuing operations            $(1.23)  $  (1.45)  $  (4.43)
 Income (loss) from
  discontinued operations                      .04        .26       (.14)
 Cumulative effect on prior years of
  postretirement benefit obligations            --         --       (.15)
------------------------------------------------------------------------
          Net loss                          $(1.19)  $  (1.19)  $  (4.72)
========================================================================
 Weighted average of common
  shares outstanding                        16,549      8,264      6,336
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