Form 10-K
period 1995-12-31
ATLAS CORP
filed 1996-04-15
CIK 8302

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934
       for the transition period from July 1, 1995 to December 31, 1995

                For the Fiscal Period Ended December 31, 1995.

                          COMMISSION FILE NO. 1-2714


                               ATLAS CORPORATION
                       --------------------------------

            (Exact name of Registrant as specified in its charter)

DELAWARE                                                                                   13-5503312
- ------------------                                                               ------------------------
(State or other jurisdiction of incorporation or organization)       (I.R.S.  Employer identification No.)

370 Seventeenth Street, Suite 3050, Denver, CO 80202                                          303-629-2440
- ----------------------------------------------------               ---------------------------------------
(Address of principal executive offices) (Zip Code)                        (Registrant's telephone number)
                                                                                     (including area code)

Securities registered pursuant to Section 12(b) of the Act:

- --------------------------------------------------------------------------------
                                                  NAME OF EACH EXCHANGE
   TITLE OF EACH CLASS                             ON WHICH REGISTERED
- --------------------------------------------------------------------------------
 Common Stock, par value $1 per share             New York Stock Exchange
 Option Warrants to Purchase Common Stock         American Stock Exchange
 Preferred Stock Purchase Rights                  New York Stock Exchange
- -------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:  None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
              Yes  [X]  No  [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [_]

Aggregate market value of the 13,695,371 shares of Common Stock held by non-affiliates of the Registrant as of March 22, 1996 was $20,543,057.

As of March 22, 1996, Registrant had outstanding 20,092,271 shares of Common Stock, $1.00 Par Value, its only class of voting stock.

                      DOCUMENT INCORPORATED BY REFERENCE

None.

                                    PART I


Item 1.   BUSINESS
          --------

GENERAL
- -------

Atlas Corporation ("Atlas" or the "Company") is a New York Stock Exchange listed mining company (AZ) which is principally engaged in the exploration, development and exploitation of precious metal and industrial mineral resource properties. Atlas Corporation was incorporated under the laws of the State of Delaware on October 31, 1936. The principal office of Atlas Corporation is located at Republic Plaza, 370 17th Street, Suite 3050, Denver, Colorado, U.S.A. 80202. Atlas has three-wholly-owned subsidiaries: Atlas Precious Metals Inc., incorporated under the laws of the State of Nevada on May 4, 1983, which holds the Gold Bar claim block property; Atlas Gold Mining Inc., incorporated under the laws of the State of Nevada on April 9, 1986, which holds the assets of the Gold Bar Mine; and Atlas Perlite, Inc., incorporated under the laws of the State of Oregon on May 23, 1994, which holds the Tucker Hill Property. In addition, Atlas has a 51% interest in Phoenix Financial Holdings Inc. and owns interests in Granges Inc. and (until March 9, 1996) Dakota Mining Corporation. See "Item
1. Business - Investments".

PROPOSAL TO COMBINE WITH MSV RESOURCES INC.
- -------------------------------------------

Atlas and MSV Resources Inc. ("MSV") reached an agreement in principle in March, 1996 to combine the two companies through a share exchange tender offer in which
(i) the existing shareholders of MSV will exchange their common shares of MSV for a new class of non-voting MSV shares which will be exchangeable at any time for Atlas Common Shares on a one-for-one basis, and (ii) Atlas would acquire all the voting shares of MSV (TSE,ME:MSV) for the equivalent of 2 Common Shares of Atlas for each 3 common shares of MSV. MSV, based in Montreal, produces gold and copper at its Copper Rand and Portage mines in Chibougamau and also owns the Eastmain gold mine in Northern Quebec. In connection with the transaction, Atlas intends to raise $[20] million in additional equity capital to be used primarily to develop the MSV properties in Quebec. Following the completion of the transaction and assuming (i) the issuance of approximately __ additional Common Shares to raise new equity, and (ii) the exchange for Atlas Common Shares of all exchangeable shares issued in the MSV transaction, the former holders of MSV common shares would hold approximately __% of the outstanding Common Shares of Atlas.

Each new exchangeable share will carry voting and equity rights equivalent to the Common Shares of Atlas Corporation. After giving effect to this proposed reorganization, Atlas Corporation would own all the voting shares of MSV. In addition, it is proposed that MSV would be renamed Atlas Canada. The exchangeable Atlas Canada shares will be considered Canadian securities for Canadian taxation purposes. MSV has reported 33.1 million Common Shares outstanding as of March 20, 1996.

The completion of the transaction will be subject to customary conditions including, without limitation, (i) the acceptance of the holders of at least 75% of the issued and outstanding common shares of MSV, (ii) approval by the shareholders of Atlas of (A) the terms of the transactions and (B) an amendment to its certificate of incorporation increasing the number of Common Shares of Atlas available for issuance, and (iii) approval of all regulatory authorities having jurisdiction.

GOLD BAR MINE
- -------------

All of the Company's gold production to date has been from its Gold Bar Resource Area. The Gold Bar Resource Area is located in and adjacent to the Roberts Mountains in Eureka County, Nevada, at elevations ranging from 6,400 to 8,800 feet above sea level. The area is reached by traveling 22 miles west of Eureka, Nevada, on U.S. Highway No. 50 and 17 miles northeast along the Eureka County Three Bars Road.

The property consists of 3,297 unpatented lode claims and 182 unpatented mill site claims covering approximately 105 square miles of public lands administered by the Bureau of Land Management ("BLM"). In addition, the property contains 160 acres of fee land from patented mining claims in the Gold Bar Mine area. Approximately 70% of the property was staked by Atlas and does not presently carry a royalty burden. The remainder of the property has been purchased or leased from various parties and is burdened with production net smelter royalties ranging from three to seven percent, dependent upon the price of gold

Since 1983, five gold deposits have been discovered and developed on the Gold Bar claim block. These are Gold Bar, Goldstone, Gold Ridge, Gold Pick, and Gold Canyon. In addition the Company has identified and partially defined several mineralized targets located within that portion of the Gold Bar claim block in which the Company retains a 100% interest. Resumption of mining is currently planned for the Gold Pick and Gold Ridge deposits (See "Gold Bar Mine -- Proposed Mining Operations"). The Gold Pick and Gold Ridge deposits are unencumbered by royalties and are controlled by unpatented mining claims for which first-half final certificates have been issued by the BLM which will prevent federal royalties from being applied to production.

All of the mineralization found to date occurs as sediment-hosted, "Carlin-type" deposits. These deposits are hosted by carbonate-rich sedimentary rocks and are characterized by micron size gold and a distinct hydrothermal alteration suite. Gold mineralization and alteration are characteristically enriched in the trace elements silver, antimony, arsenic, mercury, and thallium.

HISTORY
- -------

Regional exploration brought Atlas to the area in 1983. Detailed geological work led to the development of specific targets which resulted in the claim staking of most of the Gold Bar Resource Area. A drill program in late 1983 and 1984 outlined the original Gold Bar deposit. The ore body was a limestone-hosted predominantly oxidized ore body containing approximately 315,000 mineable ounces of finely disseminated gold.

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

While producing at the Gold Bar pit, the Company conducted regional exploration which resulted in the discovery in 1987 and 1988 of three new gold bearing deposits, Goldstone, Gold Ridge and Gold Pick, clustered together in the Roberts Mountains approximately six miles northeast of the Gold Bar mine and mill.
These satellite deposits, located in bedded limestone sediments, contain ore which is largely oxidized, although portions are unoxidized and contain fine-grained pyrite and carbon.

With the success of mining the Gold Bar deposit and the discovery of additional reserves in 1987 and 1988, the Company expanded mill capacity from 1,500 to 3,000 tons of ore per day at a cost of $5 million in 1989.

As mining progressed at the Gold Bar pit, a large stockpile of higher grade refractory ore was created. A refractory circuit designed to process the stockpiled ore was added to the mill in the first quarter of fiscal 1991 at a
cost of $3.7 million. Although the refractory circ   uit did not meet all design
performance criteria    uit did not perform as expected, stockpiled refractory
material was processed over the next six month period while a haul road was completed and the new satellite deposits prestripped.

As a result of an increase in the stripping ratio, the lower grade of the new satellite deposits and additional costs for the longer haul to the mill, direct mine site costs increased approximately $50 per ounce to $207 per ounce during fiscal 1991. Although the stripping ratios of the satellite deposits were much improved in fiscal 1992, the continued lower grade of the satellite ores resulted in mine site costs rising to $223 per ounce. The operations, while still generating positive cash flow, experienced operating losses for fiscal 1991 and 1992 due to high non-cash charges.

Two properties were purchased in 1991 and 1992 to consolidate and expand the Company's Gold Bar claim block. In 1991, the Company acquired 751 unpatented lode mining claims for 118,644 Common Shares of Atlas. Preliminary exploration of these claims identified a small mineralized deposit, called Cabin Creek, located one mile east of the haul road. In 1992, an additional 99 unpatented lode mining claims were acquired for $500,000 in cash and 178,949 Common Shares. These claims hosted the Gold Canyon deposit which provided ore for the mill from September 1993 to January 1994.

Mining of ore with grades substantially less than that projected from earlier drilling reserves, operational problems and permitting delays experienced in fiscal 1993 resulted in further cost increases which precipitated a liquidity crisis for the Company. A decrease in gold production was experienced during mining of the first phase at Gold Pick East with 30% less oxide and 18% more refractory ore being produced than was forecast by the reserve model. In addition, mining encountered a zone of structurally controlled mineralization which limited the dissemination of gold and reduced the available ore tonnage.

A delay in the permitting of the Gold Canyon satellite deposit also required the acceleration in prestripping of the smaller and higher stripping ratio Goldstone North deposit which was mined from March to August 1993 in order to sustain production. In May 1993, mining of this deposit was suspended for one month due to a partial collapse of the highwall.

As a result of these problems, Atlas was unable to maintain payments to its mining contractor and provided the contractor with a secured $3.5 million note. This note was repaid in fiscal 1994 from cash flow from the mining of Gold Canyon, from proceeds of a private placement in September 1993 referred to below and from the sale of selected mining equipment.

In September 1993, Phoenix Financial Holdings Inc. ("Phoenix") entered into an agreement with Atlas to provide $8,375,000 in exchange for 1.5 million Common Shares of Atlas, a $3.5 million, 9 percent, convertible debenture due September 1998, convertible at US $4 per share of Atlas, and warrants to purchase for three years (to September, 1996) 2 million Common Shares of Atlas at a price of US $3.625 per share. Simultaneously with closing of the transaction, Phoenix privately placed, to non-U.S. investors, through First Marathon Securities Limited, all 1.5 million Common Shares of Atlas and 750,000 of the 2 million warrants; Phoenix retained the convertible debenture and the remaining warrants. (Phoenix subsquently sold (i) the subsidiary which held the convertible debenture, and (ii) the remaining Atlas warrants prior to Atlas purchasing its 51% interest in Phoenix in November 1995.) See Item 13. "Certain Relationships and Related Transactions".

In connection with the September 1993 foregoing transactions, Phoenix nominees initially assumed four of the six Atlas board seats. This was later increased to five as one of the original Atlas directors subsequently resigned. In addition to the board changes, Phoenix also assumed management control of the Company, appointing David Birkenshaw, then the Chairman and Chief Executive Officer of Phoenix, Chairman and Chief Executive Officer of Atlas.

Subsequent to the change in control of the Company, an extensive program was initiated to confirm and evaluate the economics of the remaining reserves at the Gold Pick, Gold Ridge and Gold Canyon deposits. One of the main concerns was the past overestimation of reserves in deposits having strong structural ore controls. A 23 hole confirmatory drill program at the Gold Canyon deposit led to the determination that mining to the originally designed pit bottom would have been uneconomical due to the occurrence of more refractory material than had been previously forecast. As a result, mining at the Gold Canyon deposit was halted in January 1994 instead of April 1994 as had been originally estimated.

Although mining had ceased in January 1994, the milling of stockpiled material allowed for continued gold production through September 1994. After the depletion of stockpiled material, milling operations were suspended on September 19, 1994, and the operations were placed on standby.

The following table provides the operating statistics for the Gold Bar Project from fiscal years 1991 to 1995. There was no production in the Gold Bar Resource Area in the six months ended December 31, 1995.

                            GOLD BAR RESOURCE AREA
                            ANNUAL PRODUCTION DATA
                              (Tons in Thousands)

                                                              Year Ended June 30,
- -------------------------------------------------------------------------------------------------

                                                  1991      1992      1993      1994     1995

- -------------------------------------------------------------------------------------------------
 Gold Bar
   Ore tons mined                                                       33
   Grade (oz/ton)                                                     .061
- -------------------------------------------------------------------------------------------------
 Goldstone
   Ore tons mined                                  704         5       195       126       10
   Grade (oz/ton)                                 .077      .080      .069      .088     .045
- -------------------------------------------------------------------------------------------------
 Gold Ridge
   Ore tons mined                                   44     1,316       331
  Grade (oz/ton)                                  .043      .060      .051
- -------------------------------------------------------------------------------------------------
 Gold Pick
   Ore tons mined                                            249       544
 Grade (oz/ton)                                             .071      .075
- -------------------------------------------------------------------------------------------------
 Gold Canyon
   Ore tons mined                                                                602
   Grade (oz/ton)                                                               .065
- -------------------------------------------------------------------------------------------------
 Mining Statistics:
   Total  tons mined (includng
   preproduction stripping)                     13,298    10,240    13,322     4,462       13
 Total ore tons mined                              748     1,570     1,103       728       10
- -------------------------------------------------------------------------------------------------
 Strip ratio (waste: ore)                       16.8:1     5.5:1    11.1:1     5.1:1     .3:1
- -------------------------------------------------------------------------------------------------
 Milling Statistics:
   Total tons milled                             1,091     1,226     1,120     1,101      199
   Grade (oz/ton)                                  .09       .07       .06        06      .04
   Recovery                                         82%       92%       82%       79%      72%
  Ounces produced                               80,727    81,832    55,080    51,696    6,019
- -------------------------------------------------------------------------------------------------
 Average sales price
   ($ per oz)                                     $379      $362      $350      $377     $387
- -------------------------------------------------------------------------------------------------

- -------------------------------------------------------------------------------------------------
 Operating Costs ($ per oz)
   Cash production cost                           $207      $223      $323      $319     $446
   Non-Cash costs                                   98       143       162        87       58
                                                  ----      ----      ----      ----     ----
     Total                                        $305      $366      $485      $406     $504
                                                  ====      ====      ====      ====     ====
- -------------------------------------------------------------------------------------------------

RESERVES
- --------

Following the suspension of mining at Gold Canyon, management elected to delay the further planned mining of the Gold Pick and Gold Ridge deposits until they the deposits could be were more adequately drilled and until various cost cutting measures were examined. This confirmatory program included the drilling of 303 surface and 55 underground holes at the Gold Pick and Gold Ridge deposits.

As a result of a geological mapping program and the additional drilling, which has reduced drill spacing to a nominal 50 to 75 foot range within these two deposits, management believes it has adequately resolved the previous problems relating to structural ore controls.

The current mine plan for the Gold Pick and Gold Ridge deposits has established proven and probable mineable reserves which were independently audited by Mine
Reserve Associates of Denver, Colorado in December 1994.   Pincock, Allen & Holt
("PAH") of Denver, Colorado as part of its independent audit of the Gold Bar resource area, dated December 13, 1995, confirmed the following:

                               MINEABLE RESERVES

                                              grade (ounces
                                 ore tons    of gold per ton)    contained ounces(1)
                                 --------    ----------------    -------------------

Gold Pick East                   1,278,000        0.073                  93,939

Gold Pick West                   1,009,000        0.069                  69,909

Gold Ridge                         391,000        0.059                  23,077
                                 ---------        -----                 -------

Total                            2,678,000        0.070                 186,925
                                 =========        =====                 =======

(1) Estimated recoverable ounces of 157,000 based upon an overall 84% recovery rate.

PROPOSED MINING OPERATIONS
- --------------------------

The revised mine plan calls for average production of 52,000 ounces of gold per year over a three year period. Prior to the addition of project financing costs (see below under "Proposed Mine Financing") and adjustments for preproduction costs, cash cost of production has been estimated at $249 per ounce of gold produced, with capital expenditures, on a per-ounce basis, totaling $111 per ounce.

Mining of the deposits will be conducted by a contract miner by conventional open pit methods. The contract miner will be responsible for drilling, blasting, loading and hauling both process feed and waste. The ore will be processed at Atlas' existing 3,000 ton per day carbon in leach milling facility, to be operated by Atlas.

Atlas currently holds a variety of environmental permits, licenses and waivers required by state and federal authorities to construct, operate, and close the Gold Bar mine and process mill. There are no requirements associated with the current permits that would prohibit the restarting of mining operations.

PROPOSED MINE FINANCING
- -----------------------

The Company currently anticipates maximum capital outlays of approximately $10.0 million in order to resume mining operations at Gold Bar. The financing plan calls for Atlas to contribute the first $5.0 million of this capital, utilizing cash from the net proceeds of the February 1996 Exchangeable Debenture described in Note 9 to the Financial Statements, with the remaining $5.0 million to come from project financing. On October 24, 1995, the Company signed a non-binding letter of intent with Brown & Root, Inc. ("Brown & Root"), a contract mining company, establishing terms for a contract mining service agreement. In addition, the letter provides for a $5.0 million loan guarantee of project financing in return for a 20% non-operating net profits interest in the project, subject to a minimum payment of $500,000 and a maximum payment of $1.5 million.

This agreement, which is still subject to the completion of due diligence by Brown & Root, the arrangement of the project financing, and the establishment of a satisfactory hedging program, is expected to be finalized in early spring 1996. If the Company is unable to reach a formal agreement with Brown & Root, Atlas will pursue the execution of an alternative mining contracting proposal which has been presented to the Company on terms similar to Brown & Root, and will attempt to secure alternative project financing for the remaining $5.0 million. Although Atlas has had preliminary discussions with financial institutions regarding such a financing, there can be no assurance that such a financing would be on attractive terms to the Company.

EXPLORATION
- -----------

GOLD BAR CLAIM BLOCK

Atlas continues to actively explore for gold on the Gold Bar claim block. On the approximately 16 square miles of the Gold Bar claim block which is not currently subject to joint venture, Atlas has identified seven exploration targets. Mineralization has been encountered at each of these targets; however, additional mapping, sampling and drilling is required to delineate reserves determine their true potential.

During the quarter ended June 30, 1995, an 18 hole drill program was conducted on an area adjacent to the original Gold Bar deposit. Holes were drilled to the northwest and southeast of the original pit. All of the thirteen holes to the northwest encountered gold mineralization, with

3 holes having intercepts in excess of 0.1 ounces of gold per ton over a distance of at least 20 feet and 0.055 ounces per ton over 80 feet. Further investigation of this area will be conducted by Granges as part of its newly formed joint venture with the Company (see "Joint Ventures - Granges Inc.").

JOINT VENTURES

During the first half of fiscal 1995, and as part of a strategic decision to accelerate the development of the entire Gold Bar claim block, Atlas entered into joint venture arrangements with three separate gold producing companies, Rayrock Yellowknife Resources Inc., Homestake Mining Company and Hemlo Gold Mines (U.S.A.), Inc. Active exploration programs were conducted by all three companies on their respective areas of interest during the 1995 field season. The companies conducted mapping, sampling and geophysical work as well as exploration drilling. In December 1995, Atlas also announced that it had completed a formal joint venture agreement with Granges. In aggregate, through the efforts of the Company and its joint venture partners, it is anticipated that over $2 million will be spent on the Gold Bar claim block during calendar 1996.

Rayrock Yellowknife Resources Inc.
- ----------------------------------

On August 8, 1994, the Company entered into an agreement with Rayrock Yellowknife Resources Inc. ("Rayrock") defining the terms of an exploration joint venture on approximately 1,000 claims (31 square miles) on the northern portion of the claim block. The agreement commits Rayrock to spend $1.5 million on exploration and development within three years and to complete an independent engineering report stating that a mineral deposit of economic potential has been located in order to earn a 60% undivided interest. In the event that Rayrock fails to complete an engineering report within the first three years, Rayrock has the option to spend an additional $1.5 million over the next two years. If an engineering report has not been completed after these additional expenditures, Rayrock can either carry Atlas through to the completion of such a report to earn 60% on the entire area, or earn a 60% interest in a reduced 10 square mile area. After Rayrock completes its earn-in requirements, Atlas and Rayrock will contribute on a 40%/60% basis.

Homestake Mining Company
- ------------------------

On September 23, 1994, the Company entered into an agreement with Homestake Mining Company ("Homestake") which defines the terms of an exploration joint venture on approximately 436 claims (15 square miles) on the southern portion of Atlas' Gold Bar claim block. The agreement commits Homestake to spend a minimum of $200,000 in exploration in the first year of the agreement. In subsequent years, Homestake is required to make the following minimum exploration expenditures to maintain the agreement in effect:

          Year 2                   $  500,000
          Year 3                   $  600,000
          Year 4                   $  700,000

          Year 5                   $1,000,000

In order to earn a 60% interest in the property, Homestake must satisfy the minimum exploration expenditures, deliver to Atlas prior to the fifth anniversary of the agreement a bankable engineering report stating that an economic mineral deposit has been located, and provide notice that Homestake is committed to proceed with commercial development of the property. Homestake has provided notice to Atlas that it intends to proceed with the second year of the program.

Hemlo Gold Mines (U.S.A.), Inc.
- -------------------------------

On October 26, 1994, the Company executed a letter agreement with Hemlo Gold Mines (U.S.A.), Inc. ("Hemlo"), which set forth the principal terms of an exploration agreement, which covers 138 of the Company's claims (approximately
4.5 square miles) and 42 contiguous Hemlo claims, located four miles northeast of the Company's Gold Bar claim block. In order to maintain this agreement, Hemlo must spend a minimum of $400,000 in exploration expenditures within four years. After such expenditures have been made by Hemlo, the Company will have the option to participate in exploration and development under a mining venture agreement with a 30% interest. In the event the Company declines to participate, Hemlo may, at its option, continue to explore these properties under a mining lease which provides for a production royalty on the Company's claims equal to 7% of the net operating proceeds. An advance minimum royalty of $5,000 on the first anniversary and $25,000 per year thereafter will be payable by Hemlo for the duration of the lease. Since the signing of the agreement, Hemlo has drilled and surrendered a portion of the property, reducing the property position covered under this agreement to approximately 3 square miles.

Granges Inc.
- ------------

Effective September 29, 1995 the Company entered into an exploration joint venture agreement with Granges with respect to approximately 34 square miles of the Company's Gold Bar claim block. In order to earn a 50% undivided interest in not more than 15 square miles within the area of interest, the terms of the agreement requires Granges to spend U.S. $2.25 million on exploration and development within three years on approximately 1,190 claims included in the area of interest, at the rate of U.S. $625,000 in each of the first two years and U.S. $1.0 million in the third year, and to complete an independent reserve report recommending development of a deposit containing a mineable reserve in excess of 300,000 ounces of gold. Granges has the right to terminate the agreement at any time prior to completing the U.S.$2.25 million of exploration and development expenditures and the independent reserve report. If a reserve study is not complete within the first three years, Granges has an option to earn a 50% interest in a reduced three square mile area by spending an additional U.S.$1.0 million in each of the next succeeding two years and completing a reserve study. Atlas has retained a two percent net smelter royalty on all claims not currently carrying third party royalties. Atlas has agreed to make available to the venture, at the time of Granges' earn in, milling throughput rights of not less than 50% of the capacity of the existing Gold Bar mill.

DOBY GEORGE PROPERTY
- --------------------

On October 25, 1995, Atlas purchased the Doby George property from Independence Mining Company Inc. ("Independence") for the sum of $400,000 in cash plus 1.4 million Common Shares. Doby George is situated in northern Elko County, Nevada, approximately 60 air miles north of the community of Elko. Current access to the property is through Mountain City, Nevada off State Highway 225 then by dirt road to the project site. The property is comprised of 464 unpatented lode mining claims (approximately 14 square miles) of which 104 claims are held under three separate leasehold interests. There are currently no facilities or services available at the property. Water is available through existing permits which have been sold to Atlas. Additionally, Atlas believes it may be able to secure water from private landowners in the area. Atlas has established a field office in Mountain City.

Obligations to maintain the properties are those prescribed by federal and state laws as well as nominal minimum advance royalty payments to the three lessors. Royalty burdens on the property range from a 1.5% net smelter royalty (ONSRO) to a 5% NSR. The current identified mineralization is burdened by NSRs ranging from 2.5% to 4.5%. Minimum annual royalty payments for calendar year 1996 total $36,600.

Rock types at Doby George are dominated by Mississipian Schoonover Formation siltstones, limestones and quartzites, which host all significant mineralization on the property, Tertiary Doby tuffs and Mesozoic quartz diorite.
Mineralization is generally controlled by structure and stratigraphy. High angle structures are most obvious with mineralization increasing in both grade and thickness toward major structures. Gold is fine grained and commonly occurs within quartz veins and silicified zones.

The property was first identified by Felmont Oil Company, an affiliate of Homestake, in 1983. Homestake conducted exploration drilling on the property through 1991 when the property was sold to Independence. A total of 691 holes have been drilled at Doby on five separate deposits, and metallurgical testwork has confirmed that the mineralization is not refractory and is amenable to heap leach processing. The drilling and mapping to date have confirmed that a significant portion of the mineralization is shallow, varying in thickness from 15 feet to 225 feet, and may be mined by open pit. The identified mineralized zones have been estimated by Behre Dolbear & Company of Denver, Colorado, in an independent evaluation in July 1994, to contain 3.6 million tons of mineralized material at a grade of 0.06 ounces of gold per ton.

In an effort to bring this material into the reserve category, Atlas is currently concluding a $600,000 work program of additional drilling, metallurgical and engineering studies on the previously identified West Ridge and Red Tail deposits in order to confirm reserves, and, if possible, expand upon the previously identified mineralization. It is anticipated that the work program will be completed by early summer 1996. Environmental baseline studies are also under way in support of a Plan of Operations scheduled to be filed with the U.S. Forest Service and Bureau of Land Management by mid 1996.

COMMONWEALTH PROPERTY
- ---------------------

On August 15, 1995, Atlas entered into an option agreement with Harvest Gold Corporation ("Harvest") pursuant to which Atlas has acquired an option to purchase substantially all of its assets. The primary asset of Harvest is the Commonwealth property situated in southeast Arizona. Additionally, Harvest holds certain royalty and development rights pertaining to 36 exploration concessions located in Argentina, a number of which are currently being evaluated by Crown Resources Corporation.

The Commonwealth property is located in central Cochise County, Arizona, approximately 28 miles south of Wilcox. Current access is from U.S. 191, two miles south of the town of Sunsites, and then one mile by county road. There are numerous roads which access the property either from U.S. 191 or the county road. Water and power are available at the property.

The deposit identified on the property lies within twelve patented lode claims held under an option to purchase agreement. Additionally there are two mill site claims, 17 unpatented lode claims, 14 unpatented placer claims, and 472 acres of surface held by Atlas under the option. The aggregate royalty burden on the property does not exceed a 3.6% net smelter royalty.

The terms of the option provided for an initial payment of $125,000. Additionally, prior to September 3, 1996, Atlas must spend a minimum of $425,000 and make an election as to whether it wishes to exercise its option. If Atlas exercises its option, Atlas will pay Harvest $25 per equivalent ounce of recoverable gold reserve, as determined by an independent third party reserve study. The purchase price is for all of the assets of Harvest. The amount would be payable 75% in Common Shares, the value to be calculated by averaging the twenty-day trading average of Atlas stock on August 15, 1995 and the twenty-day trading average of Atlas stock on the date of exercise of the option, and the remaining 25% in cash, the cash portion not to exceed $1,300,000.

The Commonwealth Mine was originally discovered in 1895 and has produced a total of 122,000 ounces of gold and 13 million ounces of silver from underground mining conducted from 1895 to 1927.

The Commonwealth Mine property contains epithermal mineralization within and adjacent to shear zones that trend East/West across the primary patented claims. The oldest exposed geological unit is the Cretaceous age Bisbee Group, consisting of reddish sandstone and silt stone. Overlying the Bisbee is a Tertiary age sequence, consisting of a lower andesite, a rhyolite breccia, and an upper andesite. Two major structural zones known as the Main and North Veins transect this sequence of beds. The Main Vein has been the focus of approximately 90% of historic production. High grade mineralization occurred in shoots within the Main Vein and other structural zones and these have largely been extracted by underground methods.

Lower grade gold and silver mineralization (greater than 0.01 oz Au/ton and 1.0 oz Ag/ton) occurs in the unmined portion of the structural zones and locally in the intervening sheared and broken rock between the structural zones. These large areas of low-grade mineralization are the focus of the current development program interest, as they have open pit, heap leach potential.

In the first quarter of 1996, Atlas met the expenditure requirement of $425,000 set forth in the option agreement and is currently conducting metallurgical and engineering studies in preparation of an internal feasibility study. If the results of such studies are positive, Atlas will employ an outside consultant to generate expand its work program with the intention of generating an independent reserve study upon which the acquisition cost of the property would be based.


MUSGROVE CREEK PROPERTY
- -----------------------

In October 1992, the Company leased to another mining company gold properties in Oregon (Grassy Mountain) and Idaho (Musgrove Creek) for a period of 35 years with options for three additional 10 year extensions. Atlas was recently informed that the other mining company intended to terminate its lease on the Musgrove Creek property and has reassigned it without cost to Atlas. Located in Lemhi County, Idaho, the Musgrove Creek property encompasses approximately 22 square miles within the Salmon National Forest. The land position consists of 667 unpatented claims consolidated under seven lease agreements.

Since 1992, the other mining company engaged in substantial drilling, mapping, sampling and environmental work on the property. An independent consultant retained by the Company has identified a low grade gold mineralized zone containing 13.2 million tons of mineralized material at a grade of .026 ounces of gold per ton. Numerous targets exist on the property which could enlarge the mineralized zone with additional expenditures. Currently, the Company is reviewing data on the property in order to decide whether to continue work on the project or seek a partner for an exploration joint venture on the property.


TUCKER HILL PROPERTY
- --------------------

During the past two years, the Company has been proceeding with the necessary activities to bring its Tucker Hill perlite deposit into commercial production. This property, located in south central Oregon, approximately 35 miles northwest of Lakeview, was acquired by the Company in 1988. The 900 acre property consists primarily of unpatented mining claims.

Perlite is a lightweight volcanic mineral which, when heated, expands up to 20 times its original volume. A form of environmentally friendly natural glass, perlite is used in the manufacturing of acoustic ceiling tiles, insulation products and filter material and is used as an additive for horticultural products. To date, a total of thirteen bulk samples, ranging up to 45 tons in size, have been mined from the property and sent to a variety of end users for testing. Through these tests, perlite from Tucker Hill has been demonstrated to be of high quality and capable of satisfying manufacturing requirements in a wide array of uses. Based on the results of this program, Atlas has entered into negotiations with several end users to deliver crushed and sized perlite under long term contracts.

The Company has now completed its definitive economic evaluations and final engineering designs for the development of a quarry and processing facility capable of generating a nominal 100,000 tons of perlite per year. Total capital costs to achieve commercial production are estimated at $1.5 million. A series of drill programs over a small portion of the perlite deposit has confirmed a proven reserve of 3.3 million tons and a probable reserve of 5.6 million tons of high grade perlite. Such a proven and probable reserve would be capable of satisfying 100% of the current U.S. demand for perlite of approximately 650,000 tons per year for a period of over 15 years. Atlas initiated its permitting process early in 1994, and a draft Environmental Impact Statement ("EIS") has recently been issued by the Bureau of Land Management. Atlas currently anticipates the receipt of all required permits by the end of Spring 1996.

As outlined under "Item 1. Business-Investments-Phoenix Financial Holdings Inc.", Atlas acquired a 51% controlling position in Phoenix on November 30, 1995. See below under Item 13. "Certain Relationships and Related Transactions". On January 16, 1996 Atlas announced that it had entered into a letter of intent providing for the purchase by Phoenix of the Tucker Hill Project for $1 million in cash, $1 million in Phoenix shares and the retention by Atlas of a 2% gross proceeds royalty on the Tucker Hill Project. The proposed transaction has been approved by a committee of independent Phoenix board members but is subject to regulatory approval and is subject to regulatory approval, approval by a committee of independent Phoenix board members and approval by the a majority of the minority shareholders of Phoenix at its annual general meeting scheduled for May 1996. If acquired, Tucker Hill would be the cornerstone for the development of Phoenix into a Denver based, industrial minerals company


INVESTMENTS
- -----------

GRANGES INC.
- ------------

Following a $50 million equity private placement by the Company in 1994, the Company in August 1994 completed the purchase of 12,694,200 shares of Granges, or 37.2% of the outstanding shares. The shares of Granges trade on both the Toronto and American Stock Exchanges under the symbol GXL. The purchase price was approximately $2.80 per share for an aggregate price of $35.8 million. On May 25, 1995, the Company purchased 20,700 common shares of Granges on the open market to hold a total of 12,714,900 common shares of Granges. Granges, a Canadian mining company, was considered an attractive acquisition to Atlas because of its existing U.S. mining operations, strong financial condition and extensive exploration portfolio. As a result of the May 1, 1995 amalgamation of Granges and its subsidiary, Hycroft Resources and Development Corporation, Atlas' interest in the amalgamated entity was reduced to 27.5%.

With the acquisition of the common shares of Granges in August 1994, Atlas assumed proportional board representation and immediately initiated discussions regarding possible business combinations between the companies. During the last several months, the board has been expanded and reconstituted and a special committee has been established to further evaluate possible joint activities. Effective June 1, 1995, Michael B. Richings, formerly Atlas' President and Chief Operating Officer, was appointed to the position of President and Chief Executive Officer of Granges. Mr. Richings also continues to serve on Atlas' board of directors.

Operations at Granges' Crofoot/Lewis Mine, located near Winnemucca, Nevada, have consistently produced between 80,000 to 100,000 ounces of gold per year since 1989. For the year ended December 31, 1995, the Crofoot/Lewis Mine produced 101,128 ounces of gold at a cash cost of $272 per ounce versus 94,868 ounces of gold at a cash cost of $294 per ounce in the same period of the previous year. Given its identified reserves and the current level of production, Granges has stated that production is scheduled to continue through the year 2001.

In addition to its mining operations, Granges is conducting active exploring for precious metals in the United States, Peru and Ecuador. Granges is currently exploring for gold on Atlas' Gold Bar claim block as part of a joint venture with Atlas. see "Item 1. Business - Exploration, Gold Bar Claim Block, Joint Ventures, Granges Inc."

The Company has reported the results of Granges' operations using the equity method since the share position was acquired on August 15, 1994. For the fiscal periods ended December 31, 1995 and June 30, 1995, Atlas recorded equity losses of $1.70 million and $1.36 million, respectively, attributable to the operations of Granges. The Company intends to continue to account for the profits and losses of Granges using the equity method as long as its equity position remains above 20%, and accordingly, the operations of Granges will have an impact upon the financial affairs of the Company. In addition to recording its proportional share of Granges operating results, Atlas also records an additional amount of approximately $34 per ounce of Granges production as an amortization of AtlasO excess carrying cost above Granges book value. Since the amortization is being done on a unit of production method, future additions to Granges mineable reserve base will allow this amortization amount to be reduced.

DAKOTA MINING CORPORATION
- -------------------------

In March 1995, Atlas acquired 2,419,355 common shares of Dakota Mining Corporation ("Dakota") for a purchase price of $1.24 per share, or an aggregate purchase price of $3 million, such shares constituting over 9% of the outstanding shares of Dakota . Dakota is a Denver-based Canadian gold mining company with mining operations in South Dakota and Idaho, and trades on both the Toronto and American Stock Exchanges under the symbol DKT. This purchase was part of a special equity financing of $6 million by Dakota. In connection with the purchase, Atlas and Dakota executed a mutual limited release, whereby each party released the other from any liability arising out of a May 31, 1994 share purchase agreement which did not close. On March 9, 1996 Atlas sold its interest in Dakota for approximately C$6.2 million, or US$4.5 million.

PHOENIX FINANCIAL HOLDINGS INC.
- -------------------------------

On November 30, 1995, Atlas purchased, at arm's length, from a group of individual investors 12.2 million shares of Phoenix representing approximately 51% of the total shares outstanding, for an aggregate purchase price of Cdn. $1,781,200. See below Item 13. "Certain Relationships and Related Transactions". Phoenix, a Canadian holding company whose shares are quoted on the Canadian Dealing Network, currently has cash and marketable securities of approximately Cdn. $2.3 million in addition to a collection of minor assets. With the purchase, David J. Birkenshaw, Chairman and Chief Executive Officer of Atlas, was appointed as Chairman of Phoenix and Gary Davis, Atlas' President, was appointed as Vice Chairman and Chief Executive Officer of Phoenix.

On January 16, 1996, Atlas and Phoenix jointly announced the execution of a letter agreement providing for the purchase by Phoenix of all of the issued and outstanding shares of Atlas Perlite, Inc., a wholly-owned subsidiary of Atlas, whose only asset is the Tucker Hill Project. The letter agreement calls for payment to Atlas of $1 million in cash, the equivalent of $1 million in Phoenix common shares and the retention by Atlas of a royalty equivalent to 2% of the gross proceeds generated from the sale of minerals from Tucker Hill. The stock portion of the sale price, which was based on the average of the Phoenix shares and the Canadian-U.S. dollar exchange rate for the twenty trading days prior to the execution of the letter agreement will result in the issuance of an additional 11.8 million Phoenix shares to Atlas. These additional shares will result in Atlas increasing its equity position in Phoenix from approximately 51% to 67%. In addition, Phoenix will reimburse Atlas for any pre-approved expenditures made by Atlas on the Tucker Hill Project from December 1, 1995 through to the closing date.

As the sale is between related parties, the transaction will require the approval by a committee of independent Phoenix directors, as well as approval by the minority shareholders of Phoenix at a meeting to be held in the second quarter of 1996. To allow a determination as to the fairness of the transaction a committee of independent Phoenix directors commissioned an outside, an independent technical report on the Tucker Hill assets as well as an independent valuation of the Tucker Hill Project and the Phoenix shares.

MSV RESOURCES INC.
- ------------------

During the first quarter of 1996, Atlas held discussions with MSV Resources Inc. ("MSV") which culminated in a business combination agreement dated March 5, 1996 (the "Agreement"). During April 1996, the Company was advised MSV had made significant changes to its directors and management and that the business combination would not be pursued. Atlas believes that certain actions taken by MSV may constitute a breach of the Agreement. Atlas intends to explore all available avenues of legal redress.

DISCONTINUED OPERATIONS
- -----------------------

URANIUM MILL SITE, MOAB, UTAH
- -----------------------------

The Company continues to pursue vigorously the approval of its proposed reclamation plan at its Moab, Utah, uranium mill site which calls for reclamation in place of the 11 million tons of mill tailings. Atlas operated its milling operations from the early 1960's to mid 1980's and has been actively conducting decommissioning and reclamation activities since its decision to dismantle the mill in 1987. While the U.S. Nuclear Regulatory Commission ("NRC") is reviewing the merits of the proposed reclamation plan, the Company has continued with its decommissioning plans and has now completed the placement of the interim cap on the tailings facility and has dismantled the milling and administrative facilities on the site. On January 30, 1996, the NRC released the draft Environmental Impact Statement ("EIS") and draft Technical Evaluation Report ("TER") regarding the Company's reclamation proposal. Atlas' proposed reclamation plan consists of contouring the tailings pile to allow for the natural drainage of precipitation and the addition of an earth and rock cover. The EIS process is used by the NRC to evaluate the impact to the environment of the proposed plan and of alternative proposals. The TER is used to evaluate compliance with NRC's technical and safety criteria. In the draft EIS, the NRC staff's preliminary conclusion is concluded that Atlas' proposal to reclaim the pile in place is acceptable and less costly than the alternative. The TER has identified 20 items which will need to be addressed prior to final plan approval. The requisite studies necessary to address the majority of these items, especially those of a technical nature, have recently been completed and are supportive of the proposed plan. The public comment period on both documents is scheduled to end on April 30, 1996. For further information on the Moab reclamation, see "Management's Discussion and Analysis of Financial Position and Operating Results - Environmental Matters".

ASBESTOS MINE SITE, COALINGA, CALIFORNIA
- ----------------------------------------

Remedial activities at the Company's former asbestos mine and mill site, located near Coalinga, California, which began in October of 1994, are substantially complete. Atlas, which operated the mine for a five year period in the 1960's was notified by the Environmental Protection Agency in fiscal 1988 that it, the Bureau of Land Management and several other subsequent owners were potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act for cleanup costs at the mine site. Final reclamation activities have been taking place in accordance with the EPA remedial action plan which was approved by the EPA in October 1994. For further information on the Coalinga reclamation, see "Management's Discussion and Analysis of Financial Position and Operating Results - Environmental Matters".


OTHER
- -----

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

Gold is a product which can be easily sold on numerous markets throughout the world. It is not difficult to ascertain the market price for gold at any particular time, and gold can be sold to a large number of refiners or precious metals dealers on a competitive basis. When in operation, the Company normally sells its gold through major precious metals dealers, in some cases using hedging programs, and it is free to sell uncommitted gold to others.
Any gold
produced at the Company's operations is mine site in the form of gold/silver alloy, which is further refined by a third party into commercially acceptable gold.

The company is required to comply with various federal, state and local regulations and requirements relating to environmental matters at its mining properties operations. The Company is required to obtain permits from various governmental agencies in order to mine and mill. The Company has obtained all of the necessary permits relating to its on-going development work and planned restart of its Gold Bar operation present operations. The Company cannot anticipate whether increasing costs of environmental compliance for its gold operations will have a material adverse impact on planned its operations or competitive position.

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



Item 2.   PROPERTIES
          ----------

The Company's materially important properties consist of the gold ore-bearing properties and mill site and its Tucker Hill perlite properties described under "Item 1. Business," and approximately 14,000 square feet of leased headquarters office space in Denver, Colorado.


Item 3.   LEGAL PROCEEDINGS
          -----------------

The information called for by this Item is set forth in Note 13 to the Financial Statements and is incorporated herein by reference.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

No matters were submitted to a vote of the security holders during the six months ended December 31, 1995.

          EXECUTIVE OFFICERS OF THE COMPANY
          ---------------------------------

Set forth below is the age and certain other information regarding each person currently serving as an executive officer of the Corporation.

     David J. Birkenshaw, age 40, has served as Chairman of the Board and Chief Executive Officer of the Corporation since September 21, 1993. Mr. Birkenshaw's employment history for the past five years is set forth below under "Directors".

     Gerald E. Davis, age 47, has served as President of the Corporation since August 18, 1995. Prior to that he had served for the Corporation in the following capacities as: Executive Vice President since May 15, 1995, Vice President-Corporate Development since September 21, 1993, Chief Operating Officer from May 1, 1993, and Vice President - Business Planning and Marketing since November 13, 1989. Mr. Davis also serves as Vice-Chairman and Chief Executive Officer of Phoenix Financial Holdings, Inc., a 51% subsidiary of the Company.

                                    PART II

Item 5.   MARKET FOR THE COMPANY'S COMMON STOCK
          AND RELATED STOCKHOLDER MATTERS
          -------------------------------

Common Stock (Listed on the New York Stock Exchange, Symbol AZ)

                         Six Months Ended   For the Fiscal Year Ended June 30,
                                            ----------------------------------
                         December 31, 1995       1995                 1994
                         -----------------       ----                 ----
Quarter Ended              High      Low    High       Low       High      Low
- ------------------------------------------------------------------------------
September 30                 $2   $1 5/8  $6 1/4    $4 1/2     $5 1/4   $3 1/8
December 31               1 3/4    1 1/8       5         2      4 7/8    3 1/4
March 31                    N/A      N/A   2 1/2     1 1/4         10    4 1/4
June 30                     N/A      N/A   2 1/8     1 3/8      9 3/4    6 1/8

No dividends were declared in the six months ended December 31, 1995 or in fiscal years 1995 or 1994. At March 29, 1996, there were approximately 16,700 holders of record of the Common Stock.


Item 6.   SELECTED FINANCIAL DATA
          -----------------------

(Amounts in Thousands except per Share Data)

                                             For the Six Months
                                             Ended December 31,                 For the Year Ended June 30,
                                                                 -------------------------------------------------------
                                               1995        1994       1995      1994       1993       1992        1991
                                             --------   ---------  ---------  ---------  ---------  ---------  ---------
                                                       (Unaudited)
INCOME STATEMENT DATA:
  Mining revenue                             $     --   $   2,328  $   2,328  $  19,478  $  19,280  $  29,624  $  30,625
  Loss from continuing operations              (4,266)     (5,804)   (20,397)   (12,040)   (28,066)    (7,177)    (2,483)
  Income (loss from discontined
    operations                                     --         846        621      2,175       (875)       (76)    (3,880)
  Net loss                                     (4,266)     (4,958)   (19,776)    (9,865)   (29,909)    (7,253)    (6,363)

PER SHARE OF COMMON STOCK:
  Loss from continuing operations               (0.22)      (0.40)     (1.23)     (1.45)     (4.43)     (1.17)     (0.41)
  Income (loss) from discontinued
    operations                                     --        0.06       0.04       0.26      (0.14)     (0.01)     (0.65)
  Net loss                                      (0.22)      (0.34)     (1.19)     (1.19)     (4.72)     (1.18)     (1.06)
  Cash dividends per share                         --          --         --         --         --         --         --

BALANCE SHEET DATA:
  Cash and cash equivalents                     1,607      11.789      4,453      3,767      1,734        552        465
  Total Assets                                 53,040      60,249     43,497     19,847     19,549     59,212     60,060
  Long-term obligations                        23,684      15,874     15,160     15,767     14,807     13,726     28,442
  Working capital (deficit)                     9,655       8,177      5,611       (239)    (2,816)   (14,344)     2,293
  Total stockholders' equity (deficit)       $ 22,143   $  39,453  $  24,833  $  (2,475) $  (4,407) $  25,502  $  31,309
  Book value per share                       $   1.16   $    2.72  $    1.34  $   (0.26) $   (0.70) $    4.02  $    5.14

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

The following comments should be read in conjunction with the Financial Statements and accompanying notes.

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES
- ------------------------------------------------

Since September 1993, the company has financed acquisitions and raised working capital through the issuance of both debt and equity instruments. On September 20, 1993, the Company, under a Securities Purchase Agreement with Phoenix Financial Holding Inc. ("Phoenix"), closed on the sale for an aggregate of $8,375,000 of (i) 1,500,000 shares of Atlas Common Stock, (ii) a Redeemable Convertible Debenture due in 1998 in the amount of $3,500,000 which is convertible as to principal into Atlas Common Stock at the rate of $4.00 per share and bears interest at the rate of 9% per annum payable in cash or Atlas Common Stock at the rate of $4.00 per share, and (iii) Warrants to purchase for three years 2,000,000 shares of Atlas Common Stock at $3.625 per share.

On January 18, 1994, the Company, in a private placement, sold 1.5 million shares of Atlas Common Stock for $5.00 per share for gross proceeds of $7.5 million. The shares were placed outside the United States with a number of gold funds and institutional investors in Canada and Europe.

During the summer of 1994, the Company conducted a private placement of 9,090,909 Units, for a purchase price of $5.50 per Unit, each Unit consisting of one share of Atlas Common Stock and one-half of one warrant (exercisable for five years) to purchase one share of Atlas Common Stock at an exercise price of $7.00 per share. The $50 million equity financing closed in escrow in August 1994. Of these funds, $35.5 million was released on August 15, 1994, allowing Atlas to complete the acquisition of the common shares of Granges. The remaining $14.5 million was released on December 15, 1994, following shareholder approval of a proposal to increase the number of Common Shares of Atlas authorized for issuance.

On November 10, 1995, the Company closed to escrow $10.0 million 7% Exchangeable Debentures ("Debentures") due October 25, 2000 pending certain registration and qualification requirements which were subsequently met on February 8, 1996. The holders of the Debentures have the right to exchange their Debentures, at any time prior to the repayment of the Debentures by the Company, for common shares of Granges Inc. ("Granges Shares") currently held by the Company at a rate of
42.5 Granges Shares for each $100 of principal amount of Debentures surrendered for exchange ("Exchange Rate").

On March 6, 1996, the Company announced that it had agreed in principle to combine with MSV Resources Inc., a Canadian gold and copper mining company, through a share exchange tender offer. (See "Item 1 - Business, Proposal to Combine with MSV Resources Inc."). In connection with the merger, Atlas will seek to raise additional equity which would be be utilized to develop several mining properties of the combined company, focusing primarily on MSV's properties located near Chibougamau, Quebec. Atlas believes that the combination of the equity financing, current combined working capital and operating cash flows would provide the combined company with sufficient capital resources to meet its anticipated short-term and longer term capital requirements.

Working capital was $9,655,000 at December 31, 1995 and $8,218,000 at December 31, 1994. The Company's current ratio was 2.5 to 1 at December 31, 1995 and 2.7 to 1 at December 31, 1994. The $1,437,000 increase reflects the $10,000,000 escrowed proceeds from the issuance of exchangeable debentures less $2,438,000 net asbestos and uranium reclamation costs, $1,719,000 in project developments expenditures, and $4,406,000 in general and administrative costs and other working capital changes.

Subsequent to December 31, 1995, the Company significantly enhanced its unrestricted cash position. On February 8, 1996, the Company met certain registration and qualification requirements related to the $10.0 million exchangeable debentures which allowed for the release of the escrowed proceeds. Approximately one-half of the proceeds were used to repay the $2.0 short term credit facility, fund development of the Commonwealth and Doby George property, cover issuance costs and used for other general working capital purposes. On March 9, 1996, the Company sold its 9.1% interest in Dakota Mining Corporation for approximately $4.5 million.

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

The Company intends to resume mining operations at Gold Bar during the spring of 1996. Gold Bar has a current gold reserve of 2.7 million tons at a average grade of 0.070 ounces of gold per ton, containing approximately 18757,000 recoverable ounces. The capital required to resume operations at Gold Bar is estimated at approximately $10.0 million which includes prestripping of the deposits and the expansion of the current tailings disposal area. The Company's financing plan calls for Atlas to fund approximately $5.0 million from its current cash reserves and project finance the remaining $5.0 million. On October 24, 1995, the Company signed a non-binding letter of intent with Brown & Root Inc., a contract mining company. The letter of intent provides for a $5.0 million project financing guarantee in return of a 20% non-operating net profits interest in the project subject to a minimum payment amount of $500,000 and a maximum payment of $1.5 million. The Brown & Root agreement is subject to the completion of due diligence, financing and the establishment of a satisfactory hedging program. The Company is currently negotiating terms for project financing and a related gold hedging program. A six month period of prestripping overburden removal and stockpiling will be required prior to the resumption of milling activities.

During the upcoming year, the Company will focus its exploration and development efforts on four properties: Doby George, Commonwealth (under one year option from Harvest Gold Corporation), Gold Bar, and Musgrove Creek. The Company is working towards anticipates completing preliminary reserve studies on both the Commonwealth and Doby George property during Spring 1996. The Company anticipates filing a Plan of Operations for development and mining of Doby George property with the U.S. Forest Service by the end of Spring 1996. The Company will fund the continued development of the Doby George and Commonwealth properties from its current working capital and, if available, project financing. Exploration expenditures on the remaining 20% of Gold Bar currently not under joint venture agreements and Musgrove Creek, which was recently reassigned from Newmont Mining Company, will be dependent on the Company's financial position. In addition to direct exploration, the Company is also reviewing other alternatives to accelerate the development of both Musgrove Creek and the 20% of Gold Bar not covered under existing joint venture agreements.

As a result of the issuance of the exchangeable debentures and the sale of the common shares of Dakota Mining Corporation, the Company has adequate working capital to meet its short term cash requirements. In addition, Atlas is anticipating receipt of $1.0 million in the second quarter of 1996 as partial consideration for the sale of its Tucker Hill perlite deposit to Phoenix Financial Holdings Inc. The sale of Tucker Hill is subject to the approval by minority shareholders and independent directors of Phoenix. See "Item 1. Business, Investments". As the Gold Bar operation is not anticipated to generate significant operating cash flow until the repayment of the project financing in 1998, the Company may be required to obtain additional capital during 1997 to cover the ongoing commitments. The Company believes that it will be able to meet such capital requirements, if any, through the sale of non-core assets and/or borrowings secured by the assets of the Company. In the longer term, the Company anticipates being able to meet its obligations through operating cash flows from the Gold Bar, Doby George, Commonwealth and Musgrove properties. In order to meet its estimated long term reclamation obligations the Company will utilize its restricted cash and securities, which supports the bonding of such obligations, and reimbursements due under the Title X reimbursement program. See "Item 7. ENVIRONMENTAL MATTERS."

The company continues to examine property acquisitions and business combination strategies with other mining companies.

The Company's capital expenditures in the six months ended December 31, 1995 were $1,422,000, compared to $328,000 for the comparable period in 1994. During the six months ended December 31, 1995, development costs of $365,000, $353,000 and $643,000 were incurred on the Tucker Hill, Commonwealth, and Doby George properties, respectively. Substantially all of the capital expenditures incurred during the six month period ended December 31, 1994 related to Tucker Hill development costs.

The Company's capital expenditures incurred during the fiscal year ended June 30, 1995 were $625,000, compared to $5,263,000 during the fiscal year ended June 30, 1994 and $3,795,000 incurred during the fiscal year ended June 30,1993. In fiscal 1995, approximately $360,000 was spent on the development of Tucker Hill with the remainder being spent on the Gold Bar property. In fiscal 1994 and 1993, substantially all of the capital expenditures were for the development of the Gold Bar property.

CHANGE IN FISCAL YEAR END
- -------------------------

In order to allow the timely inclusion of Granges' results from operations in the Company's financial reports, the Board of Directors authorized a change in Atlas' fiscal year-end to December 31. This change was implemented at December 31, 1995, and has resulted in financial reporting being issued for a six month period. In the future, the Company's results will be reported on a time schedule consistent with its industry peers.

Unless otherwise indicated, the terms "fiscal 1995", "fiscal 1994", and "fiscal 1993" refer to the years ended June 30, 1995, 1994, and 1993, respectively.

RESULTS OF OPERATIONS
- ---------------------

SIX MONTHS ENDED DECEMBER 31, 1995 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
- ----------------------------------------------------------------------------
1994
- ----

REVENUES

Due to the suspension of milling operations at the Gold Bar Project in September 1994, the Company had no mining revenues or gold production for the six months ended December 31, 1995. This compares to mining revenue of $2,328,000 and gold production of 6,021 ounces generated from Gold Bar during the six months ended December 31, 1994.

OPERATING/PRODUCTION COSTS

Operating costs for the six month period ended December 31, 1994, which was marked by the suspension of milling activities on September 19, 1994, included production costs of $2,638,000, depreciation, depletion and amortization of $348,000 and the accrual of shutdown and standby costs of $1,275,000. Production costs increased to $446 per ounce, or 115% of revenue, due to the processing of low grade ore from depleting stockpiles. The $1,275,000 accrual for shutdown and standby costs recorded in September 1994 reflected the anticipated projected shutdown and standby costs to be incurred through the remainder of fiscal 1995.

EXPLORATION

The Company incurred exploration costs of $307,000 during the six months ended December 31, 1995 for continued exploration efforts on the Gold Bar property, as compared to $1,105,000 for the six months ended December 31, 1994. This decrease reflects the cost savings associated with entering into the joint venture agreements covering approximately 80% of the Gold Bar claim block and the underground exploration conducted at Gold Bar during the six months ended December 31, 1994.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the six months ended December 31, 1995 were $1,798,000 compared to $1,372,000 for the six months ended December 31, 1994. This increase was primarily a result of an intensified property acquisition program and relocation expenses.

YEAR ENDED JUNE 30, 1995 COMPARED TO YEAR ENDED JUNE 30, 1994
- -------------------------------------------------------------

In January 1994, production from the Gold Bar Property was halted after a confirmatory drill program indicated that mining to the originally designed Gold Canyon pit bottom would have been uneconomical due to the occurrence of more refractory material than had been previously forecast. Management initiated the processing of low grade stockpiled ores in an effort to avoid the suspension of milling operations. Engineering and metallurgical studies focusing on the development of short term reserves were accelerated. On September 16, 1994, stockpiled ores were depleted and the Company was forced to suspend milling operations and to temporarily place the Gold Bar project on standby. As a result, the fiscal year ended June 30, 1995 reflects only three months of operations.

REVENUES

Revenues for the years ended June 30, 1995 and 1994 were $2,328,000 and $19,478,000, respectively. Gold production decreased to 6,021 ounces in fiscal 1995 from 51,700 ounces in fiscal 1994. The decreases in revenue and gold production in fiscal 1995 reflect the suspension of operations at the Gold Bar property after only three months of production. The average price per ounce of gold realized in fiscal 1995 was $387 versus $377 in fiscal 1994.

OPERATING/PRODUCTION COSTS

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

During the fourth quarter of fiscal 1994, the Company and an independent consultant began evaluating the Gold Bar mine plan and remaining known ore reserves. As a result, the Company determined that its remaining unamortized costs could not be recovered from undiscounted cash flows over the remaining mine life and the Company recognized an impairment to adjust the carrying value of its assets with the property being written down to estimated salvage value. This adjustment resulted in a charge to operations of $5,355,000 in the fourth quarter of fiscal 1994.

The Gold Bar property was written down to estimated salvage value during fiscal 1994. Depreciation, depletion and amortization charges of $348,000 in fiscal 1995 represent the flow through of non-cash costs contained in stockpiled ore inventory at the end of fiscal 1994 and the write-off of capital expenditures incurred during the three months of operations in fiscal 1995.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased by $326,000 from $3,068,000 in fiscal 1994 to $2,742,000 in fiscal 1995, or 11%. The primary reason for the fiscal 1995 decrease was a $400,000 reduction in salaries and severance costs.

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

During the first quarter of the fiscal year ended June 30, 1995, the Company acquired a 37.2% interest in Granges Inc., and recorded an equity loss of $1,361,000 during the remainder of the year. Following the merger of Granges with its 50.5% subsidiary, Hycroft Resources and Development Corporation, Atlas re-evaluated its investment in Granges relative to the fair values implied in the amalgamation and to the known reserves at the Crofoot/Lewis mine. As a result, the Company recorded an $11,419,000 impairment of its investment in Granges as of June 30, 1995.

During October 1994, Atlas recorded a $1,144,000 loss related to the forfeiture of a non-refundable deposit on the purchase of securities in Dakota Mining Corporation. Atlas' decision to forfeit the deposit was based on its Upon review of the relative market and purchase prices. Atlas decided it would forfeit the deposit. In March 1995, Atlas entered into an agreement to purchase approximately 2.4 million common shares of Dakota for $3,000,000, and whereby each company also released the other from any liability arising out of the previous agreement. In March 1996, the Company sold its interest in Dakota for approximately $4.5 million.

Notes 12 and 13 to the Financial Statements provide details and a discussion of discontinued operations for the past three fiscal years.

YEAR ENDED JUNE 30, 1994 COMPARED TO YEAR ENDED JUNE 30, 1993
- -------------------------------------------------------------

REVENUES

Revenues for fiscal 1994 were $19,478,000, reflecting an increase of $198,000, or 1%, compared to fiscal 1993 revenues of $19,280,000. Gold production in fiscal 1994 was 51,700 ounces down from 55,100 ounces in fiscal 1993. The decrease in production was the result of processing low grade stockpiled material after the January 1994 suspension of mining operations. The decrease in production was offset by an increase in gold prices. The average gold price realized increased from $350 an ounce in fiscal 1993 to $377 an ounce in fiscal 1994.

OPERATING/PRODUCTION COSTS

Production costs in fiscal 1994 decreased $1,266,000, or 7%, from fiscal 1993 production costs of $17,792,000 because of lower production levels. On a unit cost basis, direct minesite cash costs decreased to $319 per ounce in fiscal 1994 versus $323 in fiscal 1993. Production cost as a percentage of mining revenue was 85% in fiscal 1994 a decrease from 92% in fiscal 1993.

During fiscal 1994 Gold Bar property was written down a total of $5,355,000 to its estimated salvage value after it was determined that the remaining unamortized costs could not be recovered from undiscounted cash flows over the remaining mine life.

In the fourth quarter of fiscal 1993, the Company also reduced the carrying value of its producing and nonproducing properties by $28,716,000 and $2,796,000 based upon recent operating losses and forecasted cash flows, respectively.

Depreciation, depletion and amortization in fiscal 1994 totaled $4,479,000, or $87 per ounce, down from $9,005,000, or $162 per ounce, in fiscal 1993. The decrease is primarily a result of the impairment adjustment recorded in fiscal 1993 which reduced the amortizable basis of the Company's assets.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses in fiscal 1994 were reduced by $1,081,000, or 26%, from fiscal 1993. This was primarily the result of reductions in personnel, a reduction in the use of consultants and a concentrated emphasis on cost control at the corporate level. Fiscal 1994 general and administrative expenses included approximately $390,000 in various change of control and severance costs. As a percentage of mining revenue, general and administrative expenses decreased to 16% in fiscal 1994 from 22% in fiscal 1993.

OTHER

In October 1992, the Company leased to another mining company gold properties in Oregon (Grassy Mountain) and Idaho (Musgrove Creek) for a period of 35 years with options for three additional 10 year extensions. The total consideration was $30 million, consisting of a $22.5 million initial payment and a $7.5 million advance royalty payment.

The Company retained a 5% royalty on each of the properties which will first be applied against the advance royalty and interest thereon. A substantial portion of the proceeds from this transaction were used to repay the entire balance of the Company's bank borrowings and to provide cash collateral for a letter of credit. The balance of the proceeds were used for working capital and exploration. This transaction resulted in a gain of $17,803,000 in the second quarter of fiscal 1993.

Notes 12 and 13 to the Financial Statements provide details and a discussion of discontinued operations for the past three fiscal years.

The Company's revenues and operating results for the periods set forth are not necessarily indicative of the results for any future period because revenues and profits from sales of gold may vary significantly between periods depending on the amount of gold produced, production costs and gold prices.

ENVIRONMENTAL MATTERS
- ---------------------

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

The Company is obligated to decommission and reclaim its uranium mill site located near Moab, Utah. When the Company discontinued its uranium operations in 1987, estimated shut-down and reclamation expenses of $17,406,000 were accrued. Reclamation and decommissioning costs (net of reimbursements, see below) of $1,189,000, $1,497,000, $1,159,000 and $623,000 have been charged against this accrual for the six months ended December 31, 1995 and the fiscal years ended June 30, 1995, 1994 and 1993, respectively. The balance of this accrual at December 31, 1995 was $4,513,000 and the reclamation plan as proposed by the Company extends over the next four to seven years. Title X of "The Comprehensive National Energy Policy Act" ("Title X"), which was enacted in October 1992, provides for reimbursement by the federal government of past and future reclamation expenses in proportion to the extent that the site's tailings were generated by Atomic Energy Commission (AEC) contracts. With respect to the Company's discontinued uranium operations, 56% of the tailings were generated by AEC contracts. Requests for reimbursement under Title X must be submitted to the Department of Energy (DOE) and are subject to review and audit. The timing on the repayment of costs approved for reimbursement is a function of Congressional appropriation.

On January 30, 1996, the Nuclear Regulatory Commission ("NRC") released the draft Envirionmental Impact Statement ("EIS") and a draft Technical Evaluation Report ("TER") regarding the Company's reclamation proposal. Atlas' proposed reclamation plan consists of contouring the tailings pile to allow for the natural drainage of precipitation and the addition of an earth and rock cover. The current EIS process is being used by the NRC to evaluate the environmental impact of the Company's proposed plan and an alternative proposal. The TER is being used to evaluate compliance with NRC's technical and safety criteria.

In the draft EIS, the NRC staff's preliminary conclusion is that Atlas' proposal to reclaim the pile in place is acceptable and less costly than the proposed alternative. The draft TER has identified 20 items which need to be addressed prior to final plan approval. The requisite studies necessary to address the majority of these items, especially those of a technical nature, have recently been completed and are supportive of the proposed plan. The public comment period is scheduled to end on April 30, 1996.

In July 1994, the Company submitted a claim under Title X for approximately $5.0 million of reclamation costs incurred from fiscal 1986 through fiscal 1994. The Company has received notification that the DOE has given approval on approximately $4.5 million of the claim and $2.5 million in reimbursement with $0.5 million being disallowed subject to further substantiation of the claim. On December 29, 1994, the Company received $846,000 as a partial payment of the approved reimbursement which was recorded as income from discontinued operations. In June 1995, the Company submitted a second claim to the DOE under Title X for approximately $3.6 million which included reclamation costs incurred from fiscal years 1980 through fiscal year 1985, from June 1994 through May 1995, and reclamation costs previously disallowed. The DOE audit of the June 1995 has been completed and final approval is expected in Spring 1996. If the June 1995 claim is approved in full, the Company would receive reimbursement of approximately $2.0 million. On September 30, 1995, the Company received an additional $1,032,000 partial payment for amounts due on the 1994 and 1995 claims. This amount has been added to the Company's reclamation accrual. Timing of the remaining payments for approved reimbursements is a function of Congressional appropriation of Title X funding.

The Company is confident that the ultimate result of the EIS/TER this review process will be the approval of its reclamation plan and that its remaining accrual, when combined with anticipated reimbursements of reclamation costs under the Title X program, is sufficient to cover future reclamation costs.

Estimated reclamation costs relating to the Gold Bar Resource Area are recorded based on the units of production method. Total reclamation costs expensed in the six month period ended December 31, 1995 and the fiscal years ended June 30, 1995, 1994 and 1993 were $0, $0, $732,000 and $313,000, respectively. As part of the impairment recorded during the fourth quarter of fiscal year 1994 (see results of operations, above), the Company increased its accrued expense by an additional $1,244,000. No charges were recorded in 1995 since analysis indicated the $3,342,000 accrued for reclamation costs at the Gold Bar Resource Area is adequate. Although the Gold Bar mine is currently on temporary standby, the Company expects to restart mining, subject to financing and negotiations with mining contractors.

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

In fiscal 1993 and 1991, the Company established a reserve of, and recorded as an expense, $600,000 and $3,000,000, respectively, to cover the Company's share of costs to be incurred in connection with this matter. This accrual reflects
participation by the BLM,    which was also named as a    another PRP. The
Company instituted legal action against 13 insurance carriers which had issued insurance policies over a period of more than 25 years with respect to these sites. During fiscal 1994, the Company reached settlement with a number of these carriers and recorded a gain from discontinued operations of $2,175,000. All remaining claims with the carriers were settled in fiscal 1995. The proceeds were negligible.

In October, 1994, the Environmental Protection Agency approved a remedial action plan for the sites. Due to unusually heavy rains experienced at the site during the spring and early summer of 1995, the Company experienced delays and cost overruns. As a result, the Company recorded an additional loss from discontinued operations of $225,000 in the fourth quarter of fiscal 1995. The Company believes the remaining reserve is sufficient to cover future costs incurred under the remedial action plan, which was substantially completed in the fall of 1995.

The Company is required to obtain permits from various governmental agencies in order to mine and mill ores. The Company has obtained all of the necessary permits relating to its present planned operations. The Company cannot anticipate whether the increasing costs of environmental compliance for its gold operations will have a material adverse impact on its future operations or competitive position.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

INDEX TO FINANCIAL STATEMENTS                                                   Page

     Consolidated Statements of Operations for the Six Months Ended
       December 31, 1995 and for the Years Ended
       June 30, 1995, 1994 and 1993                                               34

     Consolidated Balance Sheets as of December 31, 1995,
       June 30, 1995 and 1994                                                     35

     Consolidated Statement of Stockholders' Equity (Deficit) for the Six Months
       Ended December 31, 1995 and for the Years Ended
       June 30, 1995, 1994 and 1993                                               36

     Consolidated Statements of Cash Flows for the Six Months Ended
       December 31, 1995, and for the Years Ended
       June 30, 1995, 1994 and 1993                                               37

     Notes to Consolidated Financial Statements                              38 - 58

     Report of Independent Auditors                                               59

                               ATLAS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except earnings per share)

                                                                   For the Six
                                                                   Months Ended                    For the Year Ended
                                                                   ------------          -------------------------------------------
                                                                   December 31,             June 30,        June 30,      June 30,
                                                                      1995                    1995            1994          1993
====================================================================================================================================
Mining revenue                                                        $      --             $  2,328        $ 19,478      $ 19,280
- ------------------------------------------------------------------------------------------------------------------------------------

Costs and expenses:
 Production costs                                                            --                2,683          16,526        17,792
  Depreciation, depletion and amortization                                   --                  348           4,479         9,005
  Impairment of mineral properties (Note 5)                                  --                   --           5,355        28,716
  Shutdown and standby costs (Note 5)                                       671                1,485              --            --
  General and administrative expenses                                     1,798                2,742           3,068         4,149
  Exploration and prospecting costs                                         307                1,911           2,315         1,783
  Impairment of nonproducing mineral properties (Note 5)                     --                   --              --         2,796
- ------------------------------------------------------------------------------------------------------------------------------------
   Gross operating loss                                                  (2,776)              (6,841)        (12,265)      (44,961)
- ------------------------------------------------------------------------------------------------------------------------------------

Other (income) and expense:
  Equity in loss of Granges Inc. (Note 8)                                 1,703                1,361              --            --
  Impairment of investment in Granges Inc. (Note 8)                          --               11,419              --            --
  Forfeiture of deposit on stock purchase agreement (Note 4)                 --                1,144
  Gain on mineral lease transaction (Note 5)                                 --                   --              --       (17,803)
  Interest (income) expense, net                                             70                 (327)            205          (148)
  Other (income) expense                                                   (258)                 (41)           (430)          579
- ------------------------------------------------------------------------------------------------------------------------------------
   Loss from continuing operations before income taxes
      and minority interest                                              (4,291)             (20,397)        (12,040)      (27,589)

Provision for income taxes (Note 16)                                         --                   --              --           477
- ------------------------------------------------------------------------------------------------------------------------------------
   Loss from continuing operations before minority interest              (4,291)             (20,397)        (12,040)      (28,066)
- ------------------------------------------------------------------------------------------------------------------------------------
   Minority interest in net loss of subsidiary (Note 1)                      25                   --              --            --
- ------------------------------------------------------------------------------------------------------------------------------------

   Loss from continuing operations                                       (4,266)             (20,397)        (12,040)      (28,066)
- ------------------------------------------------------------------------------------------------------------------------------------

Income (loss) from discontinued operations (Note 12)                         --                  621           2,175          (875)
- ------------------------------------------------------------------------------------------------------------------------------------

   Loss before cumulative effect of postretirement
      benefit obligations                                                (4,266)             (19,776)         (9,865)      (28,941)
Cumulative effect of post retirement benefit obligations (Note 15)           --                   --              --          (968)
- ------------------------------------------------------------------------------------------------------------------------------------

   Net loss                                                             $(4,266)            $(19,776)       $ (9,865)     $(29,909)
====================================================================================================================================

Loss per share of common stock:
  Loss from continuing operations                                         $(.22)              $(1.23)         $(1.45)       $(4.43)
  Income (loss) from discontinued operations                                 --                  .04             .26          (.14)
  Cumulative effect on prior years of postretirement
   benefit obligations
- ------------------------------------------------------------------------------------------------------------------------------------
   Net loss                                                               $(.22)              $(1.19)         $(1.19)       $(4.72)
====================================================================================================================================
Weighted average of common shares outstanding                            19,148               16,549           8,264         6,336
====================================================================================================================================

See accompanying notes

                               ATLAS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                          December 31,        June 30,         June 30,
                                                                              1995               1995             1994
============================================================================================================================

ASSETS
  Current assets:
   Cash and cash equivalents                                                   $  1,607         $  4,453         $  3,767
   Cash held in escrow (Note 9)                                                  10,000               --               --
   Accounts receivable                                                              365              131              970
   Inventories (Note 3)                                                             250              250            1,367
   Investments in marketable equity securities (Note 4)                           3,629            4,083               --
   Prepaid expenses and other current assets                                        199              198              212
- ----------------------------------------------------------------------------------------------------------------------------
       Total current assets                                                      16,050            9,115            6,316

Property, plant and equipment (Note 5)                                           50,765           47,686           50,476
Less:  Accumulated depreciation, depletion and amortization
  and impairment                                                                (44,406)         (44,661)         (47,637)
- ----------------------------------------------------------------------------------------------------------------------------
                                                                                  6,359            3,025            2,839

Investment in Granges Inc. (Notes 8 and 9)                                       23,756           25,452               --
Restricted cash and securities (Note 10)                                          5,367            5,659            7,993
Other assets (Note 10)                                                            1,508              246            2,699
- ----------------------------------------------------------------------------------------------------------------------------
                                                                               $ 53,040         $ 43,497         $ 19,847
============================================================================================================================

LIABILITIES
  Current liabilities:
   Trade accounts payable                                                      $  1,597         $    601         $  2,109
   Other accrued liabilities (Note 10)                                            1,998            2,103            3,146
   Short-term notes payable (Note 9)                                              2,000               --               --
   Current portion of estimated uranium reclamation costs (Note 13)                 800              800            1,300
- ----------------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                  6,395            3,504            6,555

  Long-term debt (Notes 9 and 18)                                                13,500            3,500            3,500
  Other liabilities, long-term (Note 10)                                         10,184           11,660           12,267

  Commitments and contingencies (Note 13)


MINORITY INTEREST                                                                   818               --               --

STOCKHOLDERS' EQUITY (DEFICIT) (NOTES 6, 7 AND 18)
  Common stock, par value $1 per share; authorized
   50,000,000, 50,000,000 and 25,000,000; issued and                             20,035           18,578            9,410
    outstanding,  20,034,743, 18,577,500 and 9,410,012
   at December 31, 1995, June 30, 1995 and 1994, respectively
  Capital in excess of par value                                                 69,248           68,678           31,555
  Deficit                                                                       (67,482)         (63,216)         (43,440)
  Unrealized gain on investment in equity securities (Note 4)                       442              896               --
  Currency translation adjustment                                                  (100)            (103)              --
- ----------------------------------------------------------------------------------------------------------------------------
   Total stockholders' equity (deficit)                                          22,143           24,833           (2,475)
- ----------------------------------------------------------------------------------------------------------------------------
                                                                               $ 53,040         $ 43,497         $ 19,847
============================================================================================================================
See accompanying notes

                               ATLAS CORPORATION
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                (In thousands)

                                                                     Capital in
                                                    Common  Common   Excess of
                                                    Shares   Stock   Par Value    Deficit   Other     Total
- ---------------------------------------------------------------------------------------------------------------

 Balance at June 30, 1992                            6,336  $ 6,336     $22,832  $ (3,666)     --   $ 25,502

 Current year loss                                      --       --          --   (29,909)     --    (29,909)
- ---------------------------------------------------------------------------------------------------------------
 Balance at June 30, 1993                            6,336    6,336      22,832   (33,575)     --     (4,407)

 Issuance of Common stock (Note 18)                  3,000    3,000       8,362        --      --     11,362
 Exercise of warrants                                   13       13          33        --      --         46
 Interest on Debenture                                  61       61         328        --      --        389
 Current year loss                                      --       --          --    (9,865)     --     (9,865)
- ---------------------------------------------------------------------------------------------------------------
 Balance at June 30, 1994                            9,410    9,410      31,555   (43,440)     --     (2,475)

 Issuance of Common stock (Note 18)                  9,091    9,091      36,965        --      --     46,056
 Exercise of Warrants                                   15       15          39        --      --         54
 Interest on Debenture                                  40       40          50        --      --         90
 Shares issued to 401(k) plan                           22       22          69        --      --         91
 Unrealized gain on investment (Note 4)                 --       --          --        --     896        896
 Currency translation adjustment                        --       --          --        --    (103)      (103)
 Current year loss                                      --       --          --   (19,776)     --    (19,776)
- ---------------------------------------------------------------------------------------------------------------
 Balance at June 30, 1995                           18,578   18,578      68,678   (63,216)    793     24,833

 Issuance of Common stock for purchase of
      property (Note 5)                              1,400    1,400         525        --      --      1,925
 Shares issued to 401(k) plan                           18       18          16        --      --         34
 Interest on Debenture                                  39       39          29        --      --         68
 Unrealized loss on investment (Note 4)                 --       --          --        --    (454)      (454)
 Currency translation adjustment                        --       --          --        --       3          3
 Current year loss                                      --       --          --    (4,266)     --     (4,266)
- ---------------------------------------------------------------------------------------------------------------
 Balance at December 31, 1995                       20,035  $20,035     $69,248  $(67,482)  $ 342   $ 22,143
===============================================================================================================

See accompanying notes

                               ATLAS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                (In thousands)

                                                                           For the Six
                                                                           Months Ended            For the Year Ended
                                                                           ------------  ---------------------------------------
                                                                           December 31,   June 30,      June 30,     June 30,
                                                                               1995         1995          1994          1993
====================================================================================================================================

Operating activities:
 Net loss                                                                   $ (4,266)  $  (19,776)  $    (9,865)  $   (29,909)
 (Income) loss from discontinued operations                                       --         (621)       (2,175)          875
 Cumulative effect of postretirement                                              --           --            --           968
  benefit obligations                                                                          --
 From continuing operations:
  Adjustments to reconcile income loss to net
   cash used in operations (Note 11)                                           1,795       14,198         9,902        23,329
  Charges in operating assets and liabilities (Note 11)                        1,099          (62)       (2,217)         (608)
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                              (1,372)      (6,261)       (4,355)       (5,345)
- ------------------------------------------------------------------------------------------------------------------------------------

 Discontinued operations:
  Operating income (loss) (net of tax)                                           --           621         2,175          (875)
  Adjustments to reconcile income to net cash provided
  by (used in) operations:
   Decrease (increase) in accounts receivable                                    --           875          (875)           --
   Decrease in taxes payable                                                     --            --            --           (37)
   Increase in accrued liabilities                                               --           123            --            --
   Increase (decrease) in other liabilities, long-term                           --           102          (101)          877
   Net decrease in estimated reclamation costs                                (1,190)      (1,497)       (1,079)         (623)
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                              (1,190)         224           120           658
- ------------------------------------------------------------------------------------------------------------------------------------

       Net cash used in operations                                            (2,562)      (6,037)       (4,235)       (6,003)
- ------------------------------------------------------------------------------------------------------------------------------------

Investing activities:
 Net cash acquired in purchase of                                                220           --            --            --
  subsidiary
 Purchase of stock in Granges Inc.                                                --      (36,492)           --            --
 Investment in equity securities                                                (180)      (3,007)           --            --
 Proceeds from issuance of long-term debt, held in escrow                    (10,000)          --            --            --
 Proceeds from lease transaction                                                  --           --            --        30,000
 Additions to property, plant and equipment                                   (1,422)        (625)       (5,263)       (3,795)
 Proceeds from sale of equipment and reduction in other assets                    --          491           434         1,479
 Collateral for letter of credit                                                  --           --            --        (6,500)
- ------------------------------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in)
        investing activities                                                 (11,382)     (39,633)       (4,829)       21,184
- ------------------------------------------------------------------------------------------------------------------------------------
Financing activities:
 Proceeds from borrowings on short term  debt and line of credit                  --        3,550                         750
 Principal payments on revolving line of credit and long-term debt                --           --            --       (14,749)
 Repayment of short-term debt                                                     --       (3,550)       (3,524)           --
 Proceeds from the issuance of common stock                                       --       50,054        12,421            --
 Proceeds from the issuance of long-term debt                                 10,000           --         3,500            --
 Proceeds from the issuance of short-term notes                                2,000           --            --            --
 Cost of issuance of long-term debt and common stock                            (902)      (3,698)       (1,300)           --
- ------------------------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities                         11,098       46,356        11,097       (13,999)
- ------------------------------------------------------------------------------------------------------------------------------------

  Increase (decrease) in cash and cash equivalents                            (2,846)         686         2,033         1,182
 Cash and cash equivalents at beginning of period                              4,453        3,767         1,734           552
- -----------------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at end of period                                 $  1,607   $    4,453   $     3,767   $     1,734
===================================================================================================================================


See accompanying notes

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

1.  ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION -- The accompanying consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Minority interest represents the 49% share of Phoenix Financial Holdings Inc. not owned by the Company.

CHANGE IN FISCAL YEAR -- The Company changed its fiscal year from June 30 to December 31 effective December 31, 1995. The results for the six month period ended December 31, 1995 have been presented in the main body of the financial statements.

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

Expenditures for maintenance and repairs are charged to operations as incurred. Expenditures for additions and major renewals are added to the property, plant and equipment accounts. Interest expense allocable to the acquisition or construction of capital assets and deferred mine development is capitalized until operations commence.

INVESTMENTS -- The Company uses the equity method to account for investments in common stock of companies 20% to 50% owned. Investments in equity securities of companies which are less then 20% owned are carried at the lower of cost or market value. Marketable equity securities available for sale are recorded at fair value with unrealized gains and losses reported as a separate component of stockholders' equity.

Effective June 30, 1995, the Company changed its method of recognizing the equity in earnings of companies accounted for under the equity method from reporting the results of operations on a three month lag period to reporting the results of operations on a current basis.

EXCESS OF COST OVER NET ASSETS ACQUIRED -- The excess cost is being amortized on a straight-line basis over five years. Amortization expense for the six months ended December 31, 1995 and accumulated amortization at December 31, 1995 were $7,000 and $7,000, respectively.

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

STOCK-BASED COMPENSATION -- In October 1995, the FASB issued Statement No. 123, "Accounting and Disclosure of Stock-Based Compensation". Statement No. 123 is applicable for fiscal years beginning after December 15, 1995 and gives the option to either follow fair value accounting or to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related Interpretations.

The Company has not yet determined whether it will elect to use fair value or to follow APB No. 25 and related Interpretations in accounting for its stock options. The Company has not yet determined the impact on its financial position or results of operations, should it decide to adopt fair value accounting.

LONG-LIVED ASSETS -- In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present. The Company is required to adopt Statement No. 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

ACCOUNTING ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS -- Certain of the comparative figures have been reclassified to conform with the current year's presentation.


2.  RESULTS FOR THE SIX MONTHS ENDED DECEMBER 31, 1994

The following financial information for the six months ended December 31, 1994 is unaudited and is being presented for comparative purposes:

                                                            Six Months Ended December 31,
                                                            -----------------------------
                                                                                 1994
                                                               1995            (Unaudited)
                                                           ------------        -----------
          Mining Revenue                                      $      --        $    2,328
          Gross Operating Loss                                   (2,776)           (4,455)
          Loss from continuing operations before
           income taxes and minority interest                    (4,291)           (5,804)
            Provision for income taxes                               --                --
            Minority interest in net loss of subsidiary              25                --
          Loss from continuing operations                        (4,266)           (5,804)
          Income from discontinued operations                        --               846
          Net loss                                            $  (4,266)       $   (4,958)
                                                              =========        ==========

          Net loss per common share                           $    (.22)       $    (.34)
                                                              =========        ==========

3.  INVENTORIES

The following is a summary of inventories:

                                       December 31,   June 30,    June 30,
(In thousands)                             1995         1995        1994
- --------------------------------------------------------------------------
     Stockpiled ore                          $  --    $    --    $    360
     Work in process                            --         --         593
     Finished product                           --         --          64

     Materials and supplies                    250        250         350
                                             -----      -----      ------
                                             $ 250      $ 250      $1,367
                                             =====      =====      ======


4.  INVESTMENTS IN MARKETABLE EQUITY SECURITIES

On May 31, 1994, the Company, Dakota Mining Corporation ("Dakota") and VenturesTrident, L.P. and VenturesTrident II, L.P. entered into an agreement in principle providing for (i) the purchase of 1,500,000 common shares of Dakota from the VenturesTrident Partnerships, for $4.00 per share, and, subject to the completion of the purchase of the VenturesTrident Shares, (ii) the subscription by Atlas to 3,100,000 newly-to-be issued convertible preferred shares of Dakota. On October 28, 1994, the Company determined that, based upon the prevailing market conditions, it was in the best interests of its shareholders not to proceed with the Dakota acquisition and forfeited $1,000,000 in nonrefundable deposits to the VenturesTrident Partnerships. Costs of $144,000 incurred in conjunction with the Dakota transaction were also expensed.

On March 9, 1995, Atlas and Dakota entered into a Subscription Agreement, under which Atlas purchased 2,419,355 Special Warrants of Dakota at a price of $1.24 per Special Warrant which were subsequently converted into 2,419,355 Common Shares of Dakota. As a result of such purchase, the Company owned over 9% of the outstanding Common Shares of Dakota. In connection with the purchase by the Company of Special Warrants, the Company and Dakota executed a mutual limited release, whereby each party released the other from any liability arising out of the May 31, 1994 agreement.

Subsequent to December 31, 1995, the Company sold its equity holdings in Dakota, see Note 19 for the terms of the sale.

The following is a summary of investments in equity securities:

                                            December 31,    June 30,   June 30,
(In thousands)                                  1995          1995       1994
- ----------------------------------------------------------------------------------
Dakota Mining Corporation Common  Stock:
     Cost                                  $    3,187     $  3,187    $      --
     Gross Unrealized Gains                       442          896           --
                                           ----------     --------    ---------
     Estimated Fair Value                  $    3,629     $  4,083    $      --
                                           ==========     ========    =========

5.  PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

                                                                  Accumulated
                                                                  Depreciation,
                                                                    Depletion
                                                Acquisition       Amortization      Net Book
December 31, 1995 (In thousands)                   Costs          & Impairment        Value
- --------------------------------------------------------------------------------------------

Property and leaseholds                         $    5,507        $    2,262        $  3,245
Land improvements                                    5,734             5,734              --
Deferred exploration and development costs:
     Producing                                       3,470             3,470              --
     Nonproducing                                      533                --             533
Buildings and equipment                             35,521            32,940           2,581
                                                ----------        ----------         -------
Total                                           $   50,765        $   44,406        $  6,359
                                                ==========        ==========         =======
                                                                  Accumulated
                                                                  Depreciation,
                                                                    Depletion
                                                Acquisition       Amortization      Net Book
June 30, 1995 (In thousands)                       Costs         & Impairment        Value
- --------------------------------------------------------------------------------------------
Property and leaseholds                         $    2,256        $    2,256        $    --
Land improvements                                    5,734             5,734             --
Deferred exploration and development costs:
     Producing                                       3,470             3,470             --
     Nonproducing                                      750                --            750
Buildings and equipment                             35,476            33,201          2,275
                                                ----------           -------         ------
Total                                           $   47,686           $44,661        $ 3,025
                                                ==========           =======         ======
                                                                  Accumulated
                                                                  Depreciation,
                                                                    Depletion,
                                                Acquisition       Amortization      Net Book
June 30, 1994 (In thousands)                       Costs          & Impairment        Value
- --------------------------------------------------------------------------------------------
Property and leaseholds                         $    2,256        $    2,256        $   --
Land improvements                                    5,734             5,734            --
Deferred exploration and development costs:
     Producing                                       3,470             3,470            --
     Nonproducing                                      388                --           388
Buildings and equipment                             38,620            36,177         2,451
                                                ----------        ----------        ------
Total                                           $   50,476        $   47,637        $2,839
                                                ==========        ==========        ======

On October 25, 1995, Atlas purchased the Doby George property from Independence Mining Company Inc. for the sum of $400,000 in cash plus 1.4 million shares of the Company's common stock.

On September 13, 1995, the company completed a one year option agreement on the Commonwealth property, located in Arizona, with Harvest Gold Corporation. Under the terms of the option, Atlas must spend a minimum of $425,000 during the one year option period and, in order to exercise the option, would be required to pay Harvest $25 per equivalent ounce of recoverable gold reserve. This exercise option would be payable 75% in Atlas Common Stock and 25% in cash, with cash not to exceed $1.3 million.

During September 1994, the Company placed the Gold Bar Mine on standby and recorded an expense of $1,275,000 for estimated shutdown and standby costs through the end of the fiscal year. During the fourth quarter of the fiscal year ended June 30, 1995, the Company recorded $210,000 of additional shutdown and standby costs. Also, during the six months ended December 31, 1995, the Company recorded $671,000 of additional shutdown and standby costs.

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

In October 1992, the Company leased to another mining company gold properties in Oregon and Idaho for a period of 35 years with options for three additional 10 year periods. The total consideration was $30 million, consisting of a $22.5 million initial payment and a $7.5 million advance royalty payment. The Company has retained a 5% royalty on each of the properties which will first be applied against the advance royalty and interest thereon. This transaction resulted in a gain of $17.8 million in fiscal year 1993.

6.  STOCKHOLDERS' EQUITY

At a Special Meeting of Stockholders held on December 15, 1994, an amendment was approved to the Company's Certificate of Incorporation increasing the number of authorized shares of common stock from 25 million to 50 million. The Company is also authorized to issue 1,000,000 shares of preferred stock, par value $1 per share. The preferred stock is issuable in series, with designations, rights and preferences to be fixed by the Board of Directors. The Board of Directors has established a series of 200,000 shares of Series Preferred Stock designated Series A Junior Participating Preferred Stock ("Series A Preferred Stock"), no shares of which have been issued.

At December 31, 1995, there were 875,000 shares of Common Stock reserved for the conversion of an outstanding convertible debenture and 2,032,111 shares of Common Stock reserved for Option Warrants traded on the American Stock Exchange which are exercisable at a price of $15.625 per share and have no expiration date ("Perpetual Warrants"). Since June 30, 1993, no Perpetual Warrants have been issued or exercised. Also at December 31, 1995, there were

6,517,955 shares of Common Stock reserved for Option Warrants issued in connection with the private placements discussed in Note 18, with the following terms and activity:

                                                                    Shares Exercised
                                                           ----------------------------------
    Date of        Exercise     Expiration      Shares        Year Ended 6/30    Six Mo. Ended     Outstanding
                                                          -------------------
    Issuance        Price          Date         Issued        1994     1995      Dec. 31, 1995    Dec. 31, 1995
- ----------------------------------------------------------------------------------------------------------------

Sept. 20, 1993      $3.625     Sept. 20, 1996  2,000,000    12,500    15,000           ---          1,972,500
Aug.  15, 1994      $ 7.00     Aug.  15, 1999  3,243,405      ---       ---            ---          3,243,405
Dec.  15, 1994      $ 7.00     Dec.  15, 1999  1,302,050      ---       ---            ---          1,302,050

The Company has an Amended and Restated Rights Agreement under which a holder of Preferred Stock Purchase Rights ("Rights") is entitled to purchase from the Company 1/200th of a share of Series A Preferred Stock at a price of $45 per 1/200th of a share. Subject to action by the Board of Directors, the Rights become exercisable upon the occurrence of certain events, including acquisition by a person or group of 15% or more of the outstanding Common Stock of the Company. Upon any such acquisition, the amended Plan provides that upon exercise of Rights and payment of the purchase price, the exercising Rights holder is entitled to receive, in lieu of Series A Preferred Stock, shares of Common Stock having a market value equal to twice the purchase price. The Amended and Restated Rights Agreement was amended as of September 13, 1993 and August 15, 1994 to provide that the transactions with Phoenix Financial Holdings Inc., M.I.M. Holdings Limited and Mackenzie Financial Corporation would not cause the Rights to become exercisable (Note 18).

7.  EMPLOYEE INCENTIVE PLANS

The Company's Long Term Incentive Plan (the "LTIP") provides that key employees may be granted options to purchase Common Stock at the fair value of the shares on the date of grant. At a February 17, 1995 Meeting of Stockholders, the shareholders approved an amendment to the Long Term Plan (i) to increase by 850,000 to 1,745,000 the number of shares authorized for issuance under the LTIP, (ii) to provide for the automatic grant to non-employee directors of the Company of awards of stock options under the LTIP and (iii) to reduce the minimum period prior to which an option may be exercised for all options granted after January 6, 1995 from one year to six months. Options are exercisable for a maximum of ten years from the date of grant and no options may be granted after July 31, 1999.

                               Date Granted                     Exercise Price           Shares
- --------------------------------------------------------------------------------------------------
  Granted                      October 1, 1986              $         6.750               6,000
  Granted                      January 6, 1988                       16.125               6,000
  Granted                      August 2, 1989                        16.750              10,000
  Granted                      November 13, 1989                     17.250               2,000
  Granted                      April 14, 1990                        14.625              21,500
  Granted                      July 23, 1990                         12.125               8,000
  Granted                      September 12, 1990                    13.125              47,000
  Granted                      March 6, 1991                          7.375               6,450
  Granted                      January 6, 1993                        5.125              43,500
  Granted                      March 11, 1993                         2.750              30,000
- --------------------------------------------------------------------------------------------------
                       Balance outstanding as of June 30, 1993                          180,450

  Granted                  November 15, 1993               $    4.250             815,000
  Granted                  December 1, 1993                     5.250              10,000
  Granted                  May 2, 1994                          8.000               5,000
  Exercised                                                                       (30,000)
  Cancelled                                                                      (185,950)
- -------------------------------------------------------------------------------------------
                   Balance outstanding as of June 30, 1994                        794,500

  Granted                  August 10, 1994                 $    4.750             122,500
  Granted                  January 6, 1995                      2.125              80,000
  Granted                  January 6, 1995                      4.500             450,000
  Granted                  January 6, 1995                      3.000              83,000
  Granted                  January 6, 1995                      4.000              83,000
  Granted                  January 6, 1995                      5.000              84,000
  Granted                  May 19, 1995                         2.000             235,000
  Cancelled                                                                      (815,000)
- -------------------------------------------------------------------------------------------
                   Balance outstanding as of June 30, 1995                      1,117,000


  Granted                  July 12, 1995                   $    1.875              40,000
  Granted                  August 10, 1995                      2.000             225,500
  Granted                  December 13, 1995                    1.500              20,000
  Granted                  December 15, 1995                    2.000               7,800
  Cancelled                                                                      (347,000)
- -------------------------------------------------------------------------------------------
              Balance outstanding as of December 31, 1995                       1,063,300
                                                                                =========

Summary of options outstanding as of December 31, 1995:

- -----------------------------------------------------------------------------------------
  Date                                                   Exercise Price            Shares
- -----------------------------------------------------------------------------------------
  November 15, 1993                                             $ 4.250           300,000
  January 6, 1995                                                 2.125            60,000
  January 6, 1995                                                 4.500           350,000
  May 19, 1995                                                    2.000            60,000
  July 12, 1995                                                   1.875            40,000
  August 10, 1995                                                 2.000           225,500
  December 13, 1995                                               1.500            20,000
  December 15, 1995                                               2.000             7,800
- -----------------------------------------------------------------------------------------
                                                                                1,063,300
                                                                                =========

8.  INVESTMENTS

INVESTMENT IN GRANGES INC.

On August 15, 1994, the Company completed the purchase from M.I.M. (Canada) Inc. ("M.I.M.") of 12,694,200 common shares of Granges Inc. ("Granges") which represented 37.2% of the issued and outstanding shares of Granges. The purchase price was Cdn. $4.00 per share (U.S. $2.80), or an aggregate purchase price of Cdn. $50.8 million (U.S. $35.8 million).

Granges is a Canadian-based precious metals mining company whose shares are traded on the Toronto Stock Exchange and the American Stock Exchange. Effective May 1, 1995, Granges amalgamated with Hycroft Resources and Development Corporation ("Hycroft"), which operates the Crofoot/Lewis mine located in Nevada,. Prior to the amalgamation, Granges had a 50.5% ownership position in Hycroft. The terms of the amalgamation called for each common share of Hycroft to be exchanged for 0.88 of a common share of "new" Granges Inc. and for each common share of Granges outstanding prior to the amalgamation, to be exchanged for one common share of "new" Granges Inc. After the amalgamation, the Company continued to hold 12,694,200 shares of "new" Granges Inc., representing 27.5% of the outstanding common shares of Granges. On May 25, 1995, the Company purchased 20,700 Common shares of Granges to hold a total of 12,714,900 Common shares of Granges.

The Company has reported the results of Granges' operations on the equity method since it was acquired on August 15, 1994. Summarized Statements of Operations of Granges and summarized Balance Sheets are presented below:

                                                   Six Months Ended     Twelve Months Ended
STATEMENT OF OPERATIONS                           December 31, 1995        June 30, 1995
(U.S. GAAP, U.S. Dollars, in thousands)              (unaudited)            (unaudited)
- -------------------------------------------------------------------------------------------
     Sales                                                $19,459               $42,833
     Cost of sales                                         16,544                34,179
     Depreciation, depletion, & amortization                4,446                 4,773
                                                          -------               -------
        Income (loss) from mining operations               (1,531)                3,881
     Net loss                                             $(1,303)              $(1,405)
                                                          =======               =======
BALANCE SHEET                                     December 31, 1995         June 30, 1995
(U.S. GAAP, U.S. Dollars, in thousands)                                       (unaudited)
- -------------------------------------------------------------------------------------------
     Current assets                                       $28,099               $34,109
     Non-current assets                                   $59,405               $53,136
     Current liabilities                                  $ 6,239               $ 5,346
     Non-current liabilities                              $ 3,409               $ 3,206
     Net equity                                           $77,856               $78,693

Under the equity method, the Company recorded a loss of $1,703,000 and $1,361,000 for the six months ended December 31, 1995 and for the period from August 15, 1994 (date of acquisition) to June 30, 1995, respectively.


In connection with May 1, 1995 amalgamation of Granges Inc. and Hycroft Resources and Development Corporation, the Company has re-evaluated its investment in Granges relative to the fair values implied in the amalgamation and to known reserves at the Crofoot/Lewis mine. As a result, the Company recorded an $11,419,000 impairment of its investment in Granges Inc. as of June 30, 1995. The impairment reduced the excess cost of the investment over the net assets attributable to Atlas' interest in Granges from approximately $20.5 million on August 15, 1994 (date of acquisition) to approximately $9.0 million at June 30, 1995. The Company amortizes the excess cost of the investment related to producing properties on a unit of production (gold ounces) basis which is included in the reported loss discussed above.


Effective September 29, 1995 the Company entered into an exploration joint venture agreement with Granges with respect to approximately 34 square miles of the Company's Gold Bar claim block. In order to earn a 50% undivided interest in not more than 15 square miles within the area of interest, the terms of the agreement require Granges to spend U.S.$2.25 million on exploration and development within three years on approximately 1,190 claims included in the area of interest, at the rate of U.S.$625,000 in each of the first two years and U.S.$1.0 million in the third year, and to complete an independent reserve report recommending development of a deposit containing a mineable reserve in excess of 300,000 ounces of gold. Upon execution of the agreement, Granges paid to the Company $359,000 for reimbursement of past exploration expenses.


INVESTMENT IN PHOENIX FINANCIAL HOLDINGS INC.


On November 30, 1995, Atlas purchased 12.2 million (51%) of the outstanding common shares of Phoenix Financial Holdings Inc. (CDN: PGML.A, PGML.B) for an aggregate purchase price of Cdn. $1,781,200. With the purchase, Atlas assumed board control, with David J. Birkenshaw, Atlas' Chairman and Chief Executive officer, appointed Chairman of Phoenix, and Gerald E. Davis, Atlas' President, being appointed Vice-Chairman and Chief Executive Officer of Phoenix. Mr. Birkenshaw had previously been Chairman of Phoenix from June 1991 until his resignation in March 1995.


The results of operations of Phoenix are consolidated into the Company's financial statements using the principles of consolidation discussed in Note 1.


Also see details of subsequent events regarding Atlas' investment in Phoenix discussed in Note 19.

9. CURRENT AND LONG-TERM DEBT


LONG-TERM DEBT

                                                  December 31,       June 30,         June 30,
(in thousands)                                       1995              1995             1994
- ---------------------------------------------------------------------------------------------------
Redeemable Convertible Debenture, Due
   September 20, 1998, bearing interest at 9% (1)       $ 3,500           $3,500            $3,500

Exchangeable Debentures, due October 25, 2000,
   bearing interest at 7% (2)                            10,000               --                --
                                                        -------           ------            ------
Total long-term debt                                    $13,500           $3,500            $3,500
                                                        =======           ======            ======

(1) The Convertible Debenture is convertible as to principal at the option of the holder into shares of the Company's common stock at the rate of $4.00 per share. Interest on the debenture is also payable either in cash or in common stock at the rate of $4.00 per share.


(2) The Exchangeable Debentures are exchangeable, at the debentureholder's option, into common shares of Granges Inc. ("Granges Shares") at the rate of
42.5 Granges Shares for each $100 of principal amount of debentures surrendered. The Company may also redeem the debentures on or after October 25, 1998 if the average market price of the Granges Shares is at least $2.94 per share at the rate of 42.5 Granges Shares per $100 of debentures held. The Company may also pay the debentures at maturity in either cash or Granges shares (at the Company's option) at a price per share equal to 95% of the average market price of the Granges shares on the date of maturity.


The proceeds from the Exchangeable Debentures were placed in escrow on November 10, 1995 pending completion of certain registration and qualification requirements. On February 8, 1996, the Company met the registration and qualification requirements, releasing the escrowed funds.


SHORT-TERM DEBT


On November 29, 1995 the Company entered into a $2,000,000 loan facility with First Marathon Inc. maturing on the earlier of: (a) February 15, 1996, or (b) 5 days following the date on which the qualification and registration requirements for the Exchangeable Debentures were met. The Company pledged as security approximately 2.4 million common shares in Dakota Mining Corporation and 4.2 million common shares of Granges Inc. On February 8, 1996, the Company met the registration and qualification requirements related to the Exchangeable Debentures, using the released escrow funds to repay the loan facility.



10. DETAILS OF CERTAIN BALANCE SHEET CAPTIONS


A summary of restricted cash and securities is as follows:

                                                             December 31,    June 30,    June 30,
(In thousands)                                                   1995          1995        1994
- -------------------------------------------------------------------------------------------------
     Collateral for a $4,592,000 letter of credit (a)(c)          $ 4,602     $ 4,869     $    --
     Collateral for a $6,500,000 letter of credit (a)                  --          --       6,500
     Collateral for a $1,500,000 reclamation bond (b)                 765         790         775
     Other restricted cash (c)                                         --          --         718
                                                                  -------     -------     -------
                                                                  $ 5,367     $ 5,659     $ 7,993
                                                                  =======     =======     =======

(a) Securing $6,500,000 performance bond related to the Company's uranium reclamation obligation.
(b) Securing $1,500,000 performance bond related to the Company's Gold Bar reclamation obligation.
(c) Securing $1,826,000 performance bond related to the Company's Gold Bar reclamation obligation.

A summary of other assets is as follows:

                                                             December 31,    June 30,    June 30,
(In thousands)                                                   1995          1995        1994
- -------------------------------------------------------------------------------------------------
     Deposit paid for Granges Inc. shares                         $    --     $    --     $ 1,843
     Deposit paid for Dakota Mining Corporation
          shares (Note 4)                                              --          --         525
     Debt issuance costs                                              902          --          --
     Excess of cost over net assets of Phoenix
          Financial Holdings (Note 8)                                 442          --          --
     Other                                                            164         246         331
                                                                  -------     -------     -------
                                                                  $ 1,508     $   246     $ 2,699
                                                                  =======     =======     =======

A summary of other accrued liabilities is as follows:


                                                             December 31,    June 30,    June 30,
(In thousands)                                                   1995          1995        1994
- -------------------------------------------------------------------------------------------------

     Accrued compensation                                                       $   246     $   230     $   596
     Mine reclamation accrual                                                       300         300         300
     Accrued asbestos reclamation
        costs (Notes 12 and 13)                                                     393         566       1,400
     Other                                                                        1,059       1,002         850
                                                                                -------     -------     -------
                                                                                $ 1,998     $ 2,103     $ 3,146
                                                                                =======     =======     =======

A summary of other liabilities, long-term is as follows:

                                                                             December 31,  June 30,    June 30,
(In thousands)                                                                   1995        1995        1994
- --------------------------------------------------------------------------------------------------------------------
     Long term uranium reclamation cost
        (Notes  12 and 13)                                                      $ 3,713     $ 4,902     $ 5,899
     Pension and deferred compensation obligations                                1,441       1,405       1,335
     Mine reclamation accrual                                                     2,812       3,042       3,100
     Accrued postretirement benefit obligation (Note 15)                          1,239       1,232       1,203
     Other                                                                          979       1,079         730
                                                                                -------     -------     -------
                                                                                $10,184     $11,660     $12,267
                                                                                =======     =======     =======

11.  DETAILS OF CERTAIN STATEMENTS OF CASH FLOW CAPTIONS


The components of the adjustment to reconcile loss to net cash used in operations as reflected in the Consolidated Statements of Cash Flows are as follows:

                                                For the Six
                                                Months Ended             For the Year Ended
                                                                 --------------------------------
                                                December 31,      June 30,  June 30,   June 30,
 (In thousands)                                     1995            1995      1994       1993
- -------------------------------------------------------------------------------------------------
 Depreciation, depletion and amortization             $   15        $   395    $ 4,547   $  9,003
 Equity loss in Granges Inc.                           1,703          1,361
 Minority interest                                       (25)            --         --         --
 Forfeiture of deposit on stock purchase agreement        --            525         --         --
 Write-down of investment in Granges Inc.                 --         11,419         --         --
 Write-down of mineral properties - producing             --             --      5,355     28,716
 Write-down of mineral properties - nonproducing          --             --         --      2,796
 Gain on mineral lease transaction                        --             --         --    (17,803)
 Other adjustments                                       102            498         --        615
- -------------------------------------------------------------------------------------------------
                                                      $1,795        $14,198    $ 9,902   $ 23,329
=================================================================================================


The components of net changes in operating assets and liabilities is as follows:

- --------------------------------------------------------------------------------------------------
Decrease (increase) in trade accounts receivable      $ (114)       $   (36)   $    --   $     68
Decrease in inventories                                   --            843      1,024        614
Decrease (increase) in prepaid expenses
 and other and other current assets                      273            (69)       (57)       160
Decrease (increase) in other assets and
 restricted cash and securities                          407          2,419     (2,565)      (390)
Increase (decrease) in trade accounts payable            924         (1,500)       860     (1,110)
Decrease in other accrued liabilities                   (104)        (1,784)      (182)    (1,015)
Increase (decrease) in income taxes payable               --             --       (477)       477
Increase (decrease) in other liabilities, long-term     (287)            65       (820)       588

- ------------------------------------------------------------------------------------------------------
                                                      $1,099        $   (62)   $(2,217)  $   (608)
======================================================================================================

Net cash required for operating activities reflects cash payments for interest and income taxes as follows:

                                    For the Six
                                    Months Ended                For the Year Ended
                                    ------------      -------------------------------------
                                    December 31,        June 30,   June 30,    June 30,
(In thousands)                         1995               1995       1994        1993
- -------------------------------------------------------------------------------------------
Interest (net of amount
 capitalized)                                $20            $  99      $ 562        $  61
Income Taxes                                  --               --         --           --

12.  DISCONTINUED OPERATIONS

During fiscal year 1995, the Company recognized income of $621,000 from discontinued operations, this included a gain of $846,000 recorded upon the receipt of a payment from the Department of Energy under Title X of the Energy Policy Act (Note 13) in connection with the reclamation of the Company's uranium mine and mill site in Moab, Utah. The gain was partially offset by a loss of $225,000 due to cost overruns at the Company's Coalinga, California asbestos mine and mill reclamation project (Note 13).

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

The items above are included in the consolidated statements of operations under the heading "Income (loss) from discontinued operations". The following table summarizes the operating income (loss) of the discontinued businesses:

                               Asbestos     Products &
                               Mining &     Ready-Mix     Service &
Period ended (In thousands)    Milling      Concrete        Other         Total
- ---------------------------------------------------------------------------------------
     December 31, 1995           $   --     $  --         $ --            $   --
     June 30, 1995               $ (225)    $  --         $846            $  621
     June 30, 1994               $1,997     $ 136         $(42)           $2,175
     June 30, 1993               $ (600)    $(312)        $ --            $ (912)

13.  COMMITMENTS AND CONTINGENCIES

The Company is obligated to decommission and reclaim its uranium mill site located near Moab, Utah. The Company discontinued its uranium operations and permanently shut down its uranium mill and mines in 1987, estimated shut-down expenses and reclamation costs of $17,406,000 were accrued. The balance in this accrual at December 31, 1995 was $4,513,000. Title X of "The Comprehensive National Energy Policy Act" ("Title X"), enacted in October 1992, provides for the reimbursement of past and future reclamation expenses related to uranium sites operated under Atomic Energy Commission contracts. The Company's uranium reclamation cost will be reduced by this Government cost sharing program since 56% of its tailings were generated under government contracts. The Company believes the accrual, when combined with anticipated reimbursements under the Title X program, is sufficient to cover future reclamation costs.

In July 1994, the Company submitted a claim to the Department of Energy (the "DOE") under Title X of approximately $5 million for reclamation costs incurred from fiscal year 1986 through fiscal year 1994. The DOE has given approval on approximately $4.5 million of the claim and $2.5 million in reimbursement, disallowing $.5 million pending further substantiation of the claim for reimbursement. On December 29, 1994, the Company received $846,000 as a partial payment of the approved reimbursement which was recorded as income from discontinued operations. In June 1995, the Company submitted a second claim to the DOE under Title X for approximately $3.6 million which included reclamation costs incurred from fiscal year 1980 through fiscal year 1985, from June 1994 through May 1995, and reclamation costs previously disallowed. The Company anticipates the DOE audit of the June 1995 claim will be completed in the spring of 1996. If the June 1995 claim is approved in full, the Company would receive reimbursement of approximately $2.0 million. On September 30, 1995, the Company received an additional $1,032,000 partial payment for amounts due on the 1994 and 1995 claims. This amount has been added to the Company's reclamation accrual. Timing of the remaining payments for approved reimbursements is a function of Congressional appropriation of Title X funding.

During fiscal year 1988, the United States Environmental Protection Agency notified the Company that it was one of several potentially responsible parties for cleanup costs at the Company's former asbestos mine and mill site near Coalinga, California and in the City of Coalinga. A prolonged period of inquiry and administrative process concerning this matter followed.

In fiscal years 1995, 1993 and 1991, the Company established a reserve, and recorded as an expense, $225,000, $600,000 and $3,000,000, respectively, to cover the Company's share of cleanup costs. In fiscal year 1992, the Company started legal action against thirteen insurance carriers which had issued insurance policies, with respect to the site. During fiscal year 1994, the Company reached settlement with a number of the carriers and recorded a gain from discontinued operations of $2,175,000. All claims with remaining carriers were settled in fiscal year 1995. The proceeds were negligible. The remedial action plan commenced October 1994 and was substantially completed in the fall of 1995. The Company anticipates receiving a certificate of final inspection from the EPA in 1996.

Minimum future rental commitments under the Company's non-cancelable operating leases having a remaining term in excess of one year at December 31, 1995 are as follows:

Year ended December 31, (In thousands)
- --------------------------------------------------------------------
     1996                                                   $    206
     1997                                                        205
     1998                                                        205
     1999                                                        182
     2000                                                        109
     Later years                                                  64
                                                            --------
     Total minimum payments required                        $    971
                                                            ========

Amounts charged to rent expense in the six months ended December 31, 1995 and the fiscal years ended June 30, 1995, 1994 and 1993 were $81,200, $550,000,
$670,000 and $1,263,000, respectively.


14.  EMPLOYEE RETIREMENT PLANS

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

                                                              For the Six
                                                             Months Ended        For the Year Ended June 30,
                                                                               --------------------------------
(In thousands)                                              Dec. 31, 1995          1995       1994       1993
- ---------------------------------------------------------------------------------------------------------------
     Service costs-benefits earned during the year                  $  27         $  83      $ 123      $ 195
     Interest cost on projected benefit obligation                    242           432        441        500
     Actual return on plan assets                                    (290)         (218)       (90)      (252)
     Net amortization and deferral                                     80          (223)      (399)      (262)
                                                                    -----         -----      -----      -----
      Net periodic pension cost for the year                        $  59         $  74      $  75      $ 181
                                                                    =====         =====      =====      =====

     Assumed long-term rate of return on plan assets                 8.5%          8.5%       8.5%       8.5%

The following table sets forth the plans' funded status and amounts recognized in the Company's financial statements at December 31, 1995, June 30, 1995 and June 30, 1994:

                                                                     Dec. 31,       June 30,      June 30,
(In thousands)                                                         1995          1995          1994
- --------------------------------------------------------------------------------------------------------------
        Accumulated benefit obligation based on salaries to date,
             including vested benefit obligation of $6,370,000,
             $5,449,000, and $5,338,000 for December 31, 1995,
             June 30, 1995, and June 30, 1994, respectively          $(6,381)      $(5,344)      $(5,494)
        Additional benefit obligation based on estimated future
             salary levels                                              (146)         (145)         (157)
                                                                     -------       -------       -------
        Projected benefit obligation                                  (6,527)       (5,489)       (5,651)

        Fair value of plan assets                                      4,952         4,971         5,342
                                                                     -------       -------       -------
        Funded status                                                 (1,575)         (518)         (309)
        Unrecognized net obligation at July 1, 1989 and
             1988 being recognized over approximately 15.88 years         51            58            71

        Unrecognized net loss (gain)                                     963           (42)         (190)
                                                                     -------       -------       -------
        Accrued pension cost                                         $  (561)      $  (502)      $  (428)
                                                                     =======       =======       =======
        Assumed discount rate                                           7.25%         8.25%        8.25 %
        Assumed rate of increase in future compensation                  5.0%          5.0%         5.0 %

The Company has an Investment and Savings Plan to assist eligible employees in providing for retirement or other future financial needs. Employee contributions (up to 10% of their earnings) are matched in Company stock by the Company at a rate of 100% up to a maximum of 6% of the employee earnings. In addition, the Company provides a 4% contribution for all eligible employees compensated on an hourly scale. The Company's contributions to this Plan in the six months ended December 31, 1995 and in the fiscal years ended June 30, 1995, 1994 and 1993 were $27,000, $93,000, $179,000 and $284,000, respectively.



15.  OTHER POSTRETIREMENT BENEFIT PLANS


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


In fiscal year 1993, the Company adopted FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The effect was a one-time charge to operations of $968,000. This cumulative catch-up adjustment as of July 1, 1992 represents the discounted present value of expected future retiree health and insurance benefits attributed to employees' service rendered prior to that date. The new standard results in additional annual expense which totaled $26,000, $102,000, $149,000 and $138,000 in the six months ended
December 31, 1995 and in the years ended June 30, 1995, 1994 and 1993 respectively.


The following table shows the plan's combined funded status reconciled with the amounts recognized in the Company's financial statements:

                                                                December,             June 30,               June 30,
(In thousands)                                                    1995                  1995                   1994
- -------------------------------------------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation
        Retirees                                               $     (674)          $     (686)            $       (662)
        Fully eligible active plan participants                        --                   --                       --
        Other Active Participants                                    (208)                (190)                    (282)
                                                               -----------           ----------            -------------
        Accrued postretirement benefit cost                    $     (882)          $     (876)            $       (944)

        Unrecognized prior service cost                              (118)                (123)                    (132)
        Unrecognized net gain                                        (222)                (233)                    (127)
        Accrued postretirement benefit cost                    -----------           ----------           -------------
                                                               $   (1,222)          $   (1,232)            $     (1,203)
                                                               ===========           ==========           =============

                                                              Six Mo. Ended                     Year Ended
                                                                                   ---------------------------------
                                                               December 31,           June 30,            June 30,
(In thousands)                                                     1995                 1995                 1994
- --------------------------------------------------------------------------------------------------------------------
Component of net periodic postretirement benefit cost:
        Service cost                                          $         11          $        49         $        67
        Interest cost                                                   31                   75                  82
        Net amotiized and deferral                                     (16)                 (22)                 --
                                                             ---------------       -------------       -------------
        Net periodic postretirement benefit                   $         26                  102                 149
                                                             ---------------       -------------       -------------

The weighted-average annual assumed rate of increase in per capita cost of covered benefits (i.e. health care cost trend rate) for the plan is 11% for fiscal year 1996 and is assumed to decrease gradually to 5% in 2002 and remain at that level thereafter.

The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percent age point in each year would increase the accumulated postretirement benefit obligation for the medical plans as of December 31, 1995, June 30, 1995 and June 30, 1994 by $32,000, $32,000 and
$54,000 respectively, and the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost for December 31, 1995 by $5,000.

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.25%, 7.5% and 8.25% at December 31, 1995, June 30, 1995 and June 30, 1994, respectively.


16.  INCOME TAXES

Effective July 1, 1993, the Company adopted SFAS No. 109, Accounting for Income Taxes. The adoption of SFAS No. 109 resulted in no material change to the Company's deferred tax liability. Financial Statements for prior periods have not been restated.

The Company's provision for income tax from continuing operations consists of the following:

                               December 31,      June 30,     June 30,       June 30,
(in thousands)                    1995            1995         1994            1993
- -----------------------------------------------------------------------------------------
Deferred                           $     --        $     --     $     --         $     --

    Current                              --              --           --              477
    Income tax expense (benefit)   $     --        $     --     $     --          $   477
                                   ========        ========     ===========        ======

Deferred income taxes result from temporary differences in the timing of income and expenses for financial and income tax reporting purposes. The primary components of deferred income taxes result from exploration and development costs; depreciation, depletion, and amortization expenses; impairments; and reclamation accruals.

The net deferred tax balances in the accompanying December 31, 1995, June 30, 1995 and June 30, 1994 balance sheets include the following components:

                                                December 31,        June 30,        June 30,
(In thousands)                                      1995             1995            1994
- ----------------------------------------------------------------------------------------------
Deferred tax assets:
     Net operating loss ("NOL") carryovers         $ 34,892        $ 33,711        $ 29,877
     Tax credit carryovers                              572             756             964
     Impairment of mineral properties                12,359          12,359          12,359
     Depreciation, depletion and amortization           747             882           2,244
     Reclamation accruals                             1,472           3,399           4,216
     Postretirement benefit accrual                     502             431             421
     Impairment of investment in Granges Inc.         3,997           3,997              --
     Equity in Granges Inc.                           1,106             512              --
                                                   --------        --------        --------
Total deferred tax assets                            55,647          56,047          50,081
Deferred tax asset valuation allowance              (52,031)        (51,664)        (45,020)
                                                   --------        --------        --------
Net deferred tax assets                               3,616           4,383           5,061
                                                   --------        --------        --------
Deferred tax liabilities:
     Depreciation, depletion, and amortization        3,461           4,069           4,853
     Unrealized gain on investment of
      equity securities                                 155             314              --
     Other                                               --              --             208
                                                   --------        --------        --------
Total deferred tax liabilities                        3,616           4,383           5,061
                                                   --------        --------        --------
Net deferred tax balances                          $     --        $     --        $     --
                                                   ========        ========        ========


The change in the Company's valuation allowance is summarized as follows:

(In thousands)                                  December 31,      June 30,        June 30,
                                                   1995              1995            1994
- ------------------------------------------------------------------------------------------------
Valuation allowance, beginning of period           $ 51,664        $ 45,020        $ 41,567
Continuing Operations                                 1,502           7,139           4,214
Discontinued Operations                                  --            (217)           (761)

Other                                                (1,135)           (278)             --
                                                   --------        --------        --------
                                                   $ 52,031        $ 51,664        $ 45,020
                                                   ========        ========        ========

A reconciliation of expected federal income taxes on income from continuing operations at statutory rates with the expense/(benefit) for income taxes is as follows:

                                       December 31,        June 30,         June 30,        June 30,
(in thousands)                              1995             1995             1994            1993
- -------------------------------------------------------------------------------------------------------
Income tax at statutory rates               $(1,502)         $(7,139)         $(4,214)        $(9,380)
Increase in deferred tax asset                                                                     --
    valuation allowance                       1,502            7,139            4,214
Net operating loss utilization
    limitation                                   --               --               --           9,380
                                            -------          -------          -------         -------
Income tax expense                          $    --          $    --          $    --         $    --
                                            =======          =======          =======         =======

At December 31, 1995, the Company has unused NOL carryovers and investment tax credit carryovers as follows:

                                                 NOL                    ITC
(in thousands)    Expiration Date            Carryovers             Carryovers
- -------------------------------------------------------------------------------

                      1996                  $         --           $      122
                      1997                            --                  131
                      1998                        11,451                  129
                      1999                        10,930                   19
                      2000                         4,772                   24
                      2001                        29,782                   20
                      2002                         4,127                   --
                      2003                         2,050                   --
                      2004                         5,368                   --
                      2005                         5,037                   --
                      2006                         5,069                   --
                      2007                         6,778                   --
                      2008                         9,898                   --
                      2009                         4,431                   --
                                            -------------          ------------
                                            $     99,693           $      445
                                            =============          ============

The Company has approximately $127,000 of alternative minimum tax ("AMT") credit carryover which can be carried forward indefinitely.

The Company has concluded that upon completion of certain transactions affecting the ownership of the Company's stock (such as either of the transactions discussed in Notes 5 or 19), the availability of the NOL, ITC, and AMT credit carryovers may be substantially limited pursuant to change of ownership provisions in the tax law. The extent of such a limitation has not yet been determined.


17.  DIFFERENCES BETWEEN U.S. AND CANADIAN GENERALLY ACCEPTED
     ACCOUNTING PRINCIPLES (GAAP)

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States. These differ in some respects from those in Canada, as described below.

In accordance with U.S. GAAP, equity securities available for sale are recorded at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. Accordingly, unrealized gains and losses in the investment of Dakota Mining Corporation Common Stock have been recorded as a component of stockholders' equity. Under Canadian GAAP, such investments would be recorded at the lower of cost or market. Therefore, in conformity with Canadian GAAP, the Dakota Mining investment and total stockholders' equity would approximate $3,187,000 and $21,701,000 and $3,187,000 and $23,937,000 at
December 31, 1995 and June 30, 1995, respectively.

U.S. GAAP requires a cumulative catch-up adjustment as of July 1, 1992 related to FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. This resulted in a charge to operations of $968,000 in fiscal year 1993. Canadian GAAP allows companies to either retroactively adopt or defer and amortize the amount over the remaining service life of the employee group covered by the plan. Assuming retroactive adoption under Canadian GAAP, the net loss would approximate $28,941,000, or $4.57 per common share, for the fiscal year ended June 30, 1993. Total stockholders' equity would approximate $(3,734,000) at June 30, 1993.

18.  PRIVATE PLACEMENTS

The Company conducted a private placement of 9,090,909 Units of Atlas securities during the summer of 1994 for a purchase price of $5.50 per Unit, each Unit consisting of one share of the Company's common stock and one-half of a warrant (exercisable for five years) to purchase a share of the Company's common stock at an exercise price of $7.00 per share in order to finance the acquisition of 12,694,200 common shares of Granges (Note 8) and 1,500,000 common shares and 3,100,000 preferred shares of Dakota Mining Corporation ("Dakota"). The first portion of such private placement, consisting of the sale of 6,486,809 Units for an aggregate purchase price of $35,677,450, was completed on August 15, 1994, and the proceeds thereof were applied primarily to the price of the Granges shares. In connection with closing the first portion of the private placement, the Company entered into a $3.5 million secured, short-term credit agreement to cover certain expenses of the private placement. The Company pledged the Granges Shares as part of the security for such loan.

On October 29, 1994, the Company determined not to proceed with acquisition of the Dakota shares (see Note 4). The second portion of the private placement, the sale of an additional 2,604,100 Units for an aggregate purchase price of $14,322,550, was completed on December 15, 1994 following the shareholder approval of an increase in the authorized share capital of the

Company. Upon closing the second portion of the private placement, the Company used a portion of the proceeds to repay the balance of $800,000 due on a short-term secured loan.

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


19.  SUBSEQUENT EVENTS

On January 16, 1996 Atlas and Phoenix Financial Holdings (a 51% subsidiary of the Company) executed a letter agreement providing for the purchase by Phoenix of all the issued and outstanding shares of Atlas Perlite, Inc., Atlas' wholly owned subsidiary whose only asset is the Tucker Hill Project. The letter agreement calls for payment to Atlas of $1 million in cash, the equivalent of $1 million in Phoenix common shares and the retention by Atlas of a royalty equivalent of 2% of the gross proceeds generated from the sale of minerals from Tucker Hill. In addition, Phoenix will reimburse Atlas for any pre-approved expenditures made by Atlas on the Tucker Hill Project from December 1, 1995 through to the closing date. The closing of the transaction is subject to regulatory, board and shareholder approval.

On March 9, 1996, the Company sold its 2,419,000 common shares of Dakota Mining Corporation for Cdn $2.55 per share (U.S. $ 1.87 per share), or Cdn $6,169,000 (U.S. $4,519,000). The Company will recognize a gain in 1996 on this sale of $1,332,000.

REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND STOCKHOLDERS OF ATLAS CORPORATION

We have audited the accompanying consolidated balance sheets of Atlas Corporation and subsidiaries as of December 31, 1995, June 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the six months ended December 31, 1995 and each of the three years in the period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Granges Inc., (a corporation in which the Company has a 27.5% interest), have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the December 31, 1995 and June 30, 1995 consolidated financial statements relates to data included for Granges Inc., it is based solely on their report.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlas Corporation and subsidiaries at December 31, 1995 and June 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for the six months ended December 31, 1995 and each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 15 to the financial statements, in 1993 the Company changed its method of accounting for postretirement benefits other than pensions.



/s/ Ernst & Young LLP

Denver, Colorado
February 16, 1996,
except for Note 19, as to which the date is March 9, 1996

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          -------------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

          Not applicable


                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
          -----------------------------------------------

                                   DIRECTORS

The Company's directors are divided into three classes and hold office for a term of three years ending with the annual meeting of stockholders for the fiscal period ended December 31, 1995 in the case of Class II, for fiscal 1996 in the case of Class III and for fiscal 1997 in the case of Class I. There are currently seven directors.

Information Concerning Directors

The following table sets forth certain information concerning each director.

                                    Principal Occupation, Past Five Years' Business
                        Director                     Experience
          Name             Since            and Other Directorships Held               Age
          ----          --------        --------------------------------               ---
                                    CLASS II
             (TERM OF OFFICE EXPIRES AT THE ANNUAL MEETING OF STOCKHOLDERS
                    FOR THE FISCAL PERIOD ENDED DECEMBER 31, 1995)
David J. Birkenshaw        1993    Chairman and Chief Executive Officer of the         40
                                   Company, since September 1993;  Chairman,
                                   Birkenshaw & Company, Ltd., a merchant
                                   bank.  Also serves as Chairman, Phoenix
                                   Financial Holdings Inc., a holding company (
                                   June, 1991 to March, 1995 and November,
                                   1995 to present), Vice Chairman of Granges
                                   Inc.; and (until February 16, 1996) Director
                                   of Dakota Mining Corporation (See Item 13.
                                   "Certain Relationships and Related
                                   Transactions").  Mr. Birkenshaw's business
                                   address is that of the Company.


James H. Dunnett           1995    Principal of Endeavour Financial Inc., a            46
                                   private Canadian business specializing in
                                   arranging

                                   project financing, mergers and acquisition for the mining industry. Also serves as a director of Phoenix Financial Holdings,
                                   Inc., and between August 1994 and September
                                   1995, served as a director of Granges Inc., in which the Company holds a 27.5% interest
                                   (See Item 13. "Certain Relationships and
                                   Related Transactions").  Mr. Dunnett's
                                   business address is 1111 West Georgia St.,
                                   Suite 404, Vancouver, BC, Canada  V6E 4M3.

                                    Principal Occupation, Past Five Years' Business
                        Director                      Experience
          Name             Since             and Other Directorships Held              Age
          ----          --------         --------------------------------              ---

C. Thomas Ogryzlo         1993     President and Chief Operating Officer, Kilborn      56
                                   Engineering & Construction Limited; formerly
                                   a principal of Wright Engineers Limited,
                                   an engineering firm; director of  Carib
                                   Gold Resources Inc. and Rio Amarillo Mining
                                   Limited.  Mr. Ogryzlo's business address is
                                   2200 Lake Shore Boulevard West, Toronto,
                                   Ontario, Canada  M8V 1A4.

                                        CLASS III
   (TERM OF OFFICE EXPIRES AT THE ANNUAL MEETING OF STOCKHOLDERS FOR FISCAL YEAR 1996)

Douglas R. Cook           1988     President of Cook Ventures Inc., a geological       70
                                   consulting firm; Director, Pegasus Gold
                                   Corporation. Mr. Cook's business address
                                   is 2485 Greensboro Drive, Reno, Nevada
                                   89509.

Michael B. Richings       1995     President, Chief Executive Officer and              51
                                   Director of Granges Inc., a Canadian
                                   mining company and 27.5% subsidiary
                                   of the Company, since June 1, 1995.
                                   See Item 13. "Certain Relationships
                                   and Related Transactions".  Formerly
                                   President and Chief Operating Officer
                                   of the Company (January 1995 to June
                                   1995) and President of Lac Minerals Ltd.
                                   South America (April 1993 to December
                                   1994).  Employed by the Company as Vice
                                   President - Special Projects (June 1992
                                   to March

                                   1993) and Vice President - Operations
                                   (July 1990 to May 1992).  Mr.
                                   Riching's business address is 370
                                   Seventeenth Street, Suite 3000,
                                   Denver, Colorado 80202.

                                         CLASS I
   (TERM OF OFFICE EXPIRES AT THE ANNUAL MEETING OF STOCKHOLDERS FOR FISCAL YEAR 1997)

Philip R. Mengel          1995     Chief Executive Officer and member of the           51
                                   Board of Glen-Gery Corporation, a leading
                                   US manufacturer of brick and concrete
                                   building materials.  Member of the
                                   Board of Ibstock, PLC, the UK parent
                                   of Glen-Gery.  Previously Chairman and
                                   Chief Executive Officer of Mengel and
                                   Co., Inc., an investment bank.
                                   Mr. Mengel's business address is
                                   Corporate Office, 1166 Spring
                                   St., P.O. Box 7001, Wyomissing,
                                   PA 19610-6001

David P. Hall             1993     President and Chief Executive Officer of            49
                                   Aurizon Mines Ltd., a mineral exploration
                                   and development company and management
                                   firms; formerly President of CanGold
                                   Resources (to January 1995) and formerly
                                   President of Hughes Lang Corporation
                                   (to January 1994).  Mr. Hall's business
                                   address is 1414 - 700 West Georgia
                                   St., Vancouver, BC V7Y 1A3.

It is currently anticipated that with the combination with MSV Resources discussed in Note 19 to the Financial Statements, Messrs. Mengel and Hall will resign from their offices as directors of the Company, and that Mr. Gerald Davis, President of the Company, and four representatives of MSV will be elected to the board. It is also anticipated that Mr. Birkenshaw will retain his office of Chairman, and that Mario Caron, President of MSV, will be named Executive Vice-Chairman.



                              EXECUTIVE OFFICERS

The information concerning the Company's executive officers required by this
Item is included in Part I, Item 4, under the caption "Executive Officers of the Company."

                COMPLIANCE WITH SECTION 16 OF THE EXCHANGE ACT

Under Section 16 of the Exchange Act, the Corporation's directors and officers and persons holding more than 10 percent of the Corporation's Common Stock are required to report their initial ownership of Common Stock and subsequent changes to that ownership to the Securities and Exchange Commission and the New York Stock Exchange by specified due dates. All of these filing requirements were satisfied, except that Gerald Davis, President, James Jensen, Controller, Jerome Cain, Vice-President of Finance, and Richard Blubaugh, Vice-President, are filing late reports regarding the grant and cancellation of stock options under the Long Term Incentive Plan, as well as the purchase of stock under the Company's 401(k) plan; David Birkenshaw, Chairman and Chief Executive Officer, is filing late reports regarding the purchase of warrants to purchase the Company's Common Shares and the sale of his interest in Phoenix Financial Holdings Inc.; Michael Richings, a director of the Company, is filing late reports regarding the grant and cancellation of options under the Long Term Incentive Plan; Phoenix Financial Holdings Inc. is filing late reports regarding the sale of warrants to purchase the Company's Common Shares.


ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth all compensation paid by the Corporation for the six months ended December 31, 1995 and for each of the three fiscal years ended June 30, 1995, to Messrs. David J. Birkenshaw, and Gerald E. Davis. No other person who was serving as an executive officer of the Corporation at December 31, 1995 had total cash and cash-equivalent remuneration which exceeded $100,000 during such fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                                                                      Long Term
                                                  Annual Compensation                                          Compensation
                                           ----------------------------------                           --------------------------
  Name and Principal      Year or Period                        Other Annual               Stock         All Other
      Position                     Ended      Salary       Bonus        Comp              Options             Comp
- ----------------------------------------------------------------------------              ------------------------
David J. Birkenshaw        Dec. 31, 1995(5)  $96,350         --       84,462(2)(4)        --                    --
(Chief Executive Officer)  June 30, 1995    $154,167         --           --         350,000                    --
                           June 30, 1994     $75,000         --           --         300,000                    --
                           June 30, 1993          --         --           --              --                    --

Gerald E. Davis            Dec. 31, 1995(5)  $81,518         --       $6,312(2)       40,000                $1,875(3)
(President)                June 30, 1995    $134,561     $3,500       $6,813(2)       75,000                $7,560(3)
                           June 30, 1994    $120,000         --      $45,437(1)(2)    25,000                $1,800(3)
                           June 30, 1993     $98,150         --         $885(2)       21,000                $2,769(3)
- -----------------------------------------------------------------------------------------------------------------------------------

(1) Amount includes $35,625 paid by the Company upon exercise of options to purchase 15,000 shares of Common Stock by Mr. Davis following the change in control of September 20, 1993 described below, representing the difference between the option price and the market price of such shares.

(2) Includes certain perquisites, such as car allowances and life insurance premiums paid by the Company.

(3) Includes contributions by the Corporation to the Investment Savings Plan for Employees of Atlas Corporation.

(4)  Amount includes $75,000 relocation expenses paid by the Company.

(5)  Represents the six month period ended December 31, 1995.

EMPLOYMENT AGREEMENTS. David J. Birkenshaw, the Chairman of the Board and Chief Executive Officer of the Corporation, has an employment agreement providing for his employment as an officer of the Corporation, at a minimum annual salary of $225,000, until the termination of his employment by either Mr. Birkenshaw or the Corporation or his normal retirement in accordance with the Corporation's retirement programs in place at the time. Gerald E. Davis, President of the Corporation, has an employment agreement providing for his employment as an officer of the Corporation, at a minimum annual salary of $150,000, until the termination of his employment by Mr. Davis or the Corporation or his normal retirement in accordance with the Corporation's retirement programs in place at the time. Messrs. Birkenshaw and Davis each are entitled, upon termination of such person's employment by the Corporation without "Cause" or by him with "Good Reason" (as such terms are defined in their employment contracts), to a severance payment equal to one year's salary, amounts accrued but unpaid under his employment contract and amounts payable under existing employee benefit plans; except that upon the termination of his employment by the Corporation without "Cause" or by him with "Good Reason", either within three months prior to a change of control or within two years after a change of control, each of Messrs. Birkenshaw and Davis would be entitled to an amount equal to two times his annual salary then in effect, all amounts accrued but not paid under his employment agreement and all amounts payable under existing employee benefit plans.

See also, with respect to Messrs. Birkenshaw and Davis, the section entitled "Options" below.

INVESTMENT AND SAVINGS PLAN. The Atlas Corporation Investment and Savings Plan benefits employees of the Corporation and its subsidiaries who have completed six months of service. Each participant under this plan must be at least 21 years of age. Under this plan, an employee may elect to contribute, pursuant to a salary reduction election, not less than 1 percent and not more than 10 percent of the employee's annual compensation. The Corporation makes a matching contribution of 100 percent of the amount contributed by the employee, but not more than 6 percent of the employee's annual compensation. In addition, the Corporation may make special contributions to this plan, but these special contributions may not exceed the maximum amount deductible under Section 404(a)(3)(A) of the Code. Employee contributions may be invested in a number of investment options, but not Common Stock of the Corporation. All matching and special contributions to this plan are invested in shares of Common Stock of the Corporation.

1978 RETIREMENT PLAN. Eligible employees, including officers, participate in the Atlas Corporation 1978 Retirement Plan (the "1978 Retirement Plan"), a noncontributory defined benefit pension plan. Benefits under the 1978 Retirement Plan are based on years of service and the participant's compensation during the participant's three consecutive highest compensated years out of the participant's final five years as a participant. Benefits under the 1978 Retirement Plan are payable upon disability, death or retirement at age 55 or later and may be distributed in the form of a lump sum, a single-life annuity, a joint and survivor annuity covering the participant and a beneficiary or installments over a term of years. Participants retiring before the age of 55 are entitled to a lump sum distribution.

The following table shows the estimated annual benefits payable upon retirement in the form of a single-life annuity under the 1978 Retirement Plan to persons in the specified compensation and years-of-service classifications.

                               PENSION PLAN TABLE

 Average Annual
Compensation on
which Retirement
  Benefits are           Estimated Annual Retirement Benefits at Age
    Based                      65 for Indicated Years of Credited Service
- -------------------------------------------------------------------------------
                      (10)        (15)        (20)        (25)        (30)
$ 50,000...........  $8,704     $13,056     $17,408     $21,760     $23,112
$100,000........... $18,704     $28,056     $37,408     $46,760     $56,112
$150,000........... $28,704     $43,056     $57,408     $71,760     $86,112
$200,000........... $28,704     $43,056     $57,408     $71,760     $86,112
$250,000........... $28,704     $43,056     $57,408     $71,760     $86,112
$300,000........... $28,704     $43,056     $57,408     $71,760     $86,112

Retirement benefits under the 1978 Retirement Plan are based on salaries and additional compensation, such as awards under the Annual Incentive Plan. These benefits are not affected by directors' fees.

Benefits listed in the table are net of an offset for part of the participant's Social Security benefits. There is no other offset. Years of service credited through December 31, 1995 under the 1978 Retirement Plan for the officers listed in the Summary Compensation Table are 2 years for Mr. Birkenshaw and 5 years for Mr. Davis.

The Internal Revenue Code of 1986, as amended (the "Code"), sets limits on a participant's annual benefits on retirement under the 1978 Retirement Plan. To assure that participants' retirement benefits are not reduced in the future because of the Code limits, the Board of Directors adopted a Supplemental Executive Retirement Plan, which provides retirement benefits on an unfunded basis to selected participants whose benefits under the 1978 Retirement Plan would be limited by the Code in an amount equal to the difference between the annual retirement benefit permitted under the 1978 Retirement Plan by the Code and the amount that would have been paid but for the limitation imposed by the Code.

THE LONG TERM INCENTIVE PLAN. Under the Company's Long Term Incentive Plan (the "Plan"), incentive awards in the form of restricted stock, restricted stock units, stock options or stock appreciation rights, with respect to the common stock of the Company, may be made by the Company's Compensation Committee (the "Compensation Committee") to selected key employees. An award of restricted stock entitles an employee to all the rights of a stockholder with regard to such stock, except that, during the restricted period, the stock is nontransferable and forfeitable. An award of a restricted stock unit entitles an employee to elect, at the end of the restricted period, a payment in the form of a share of stock or a cash amount of equivalent fair market value. An award of a stock option entitles an employee to purchase stock at the exercise date at a price equal to or greater than the fair market value of the stock at the grant date. A stock appreciation right, which may be granted only in tandem with a stock option and the exercise of which extinguishes the related stock option, entitles an employee to receive, in stock or in cash, an amount equal to the increase in value of the related stock between the date of grant and the date of exercise. Awards may be made to selected key employees at any time during the term of the Plan, subject to the Plan provisions expressly limiting the amount of stock with respect to which awards may be made. All restrictions with regard to such awards terminate and all rights vest fully and immediately upon a change of control, as defined in the Plan. Upon a change of control, employees who have been granted stock options under the Plan have the right to surrender their options within 30 days following the change of control and to receive, in lieu of exercising their options, a cash payment in the amount by which the highest fair market value of the shares subject to the options during the 60-day period proceeding the change of control exceeds the exercise price of such options. As of December 31, 1995, no awards other than stock options were outstanding under the Plan.

The Plan provides for the automatic granting of a non-qualified option to purchase 20,000 shares of Common Stock to non-employee directors as of January 6, 1995, or, for a person becoming a director after such date, as of the date such person becomes a director. The options become exercisable in three cumulative annual installments and have a term of ten years. The Compensation Committee has no power to determine eligibility for grants or the terms of grant to any non-employee director. Upon the occurrence of a change of control, as defined in the Plan, all options granted to non-employee directors become fully vested.

ANNUAL INCENTIVE PLAN. Under the Corporation's Annual Incentive Plan, incentive compensation may be paid to key employees selected by the Compensation Committee based on the achievement by the Corporation and the selected employees of performance goals established for each fiscal year by the Compensation Committee. In addition to target awards, which recognize achievement of the predetermined goals, the Compensation Committee may establish threshold and maximum awards to recognize performance which has only been minimally acceptable and performance which has been significantly above target. Target, threshold and maximum awards are expressed as a percentage of the selected employees' base salary for the pertinent fiscal year. The Compensation Committee may consider the adverse impact of external circumstances on the Corporation's performance in evaluating the achievement of individual employee goals and in determining whether to exercise its authority in such circumstances to make alternative or supplemental awards. Since July 1, 1993, no awards were made under the Annual Incentive Plan.

                                    OPTIONS

OPTION GRANTS IN THE LAST FISCAL YEAR. The following table sets forth information relating to stock options granted during the six months ended December 31, 1995 and the fiscal year ending June 30, 1995 to Messrs. Birkenshaw and Davis.

                                           % of Total
                                              Options                                        Grant
                      Number of            Granted to       Exercise                          Date
                        Options          Employees in       Price(1)     Expiration        Present
      Name              Granted       the Fiscal Year    (per share)           Date       Value(2)
For the Six Months Ended December 31, 1995
- ------------------------------------------------------------------------------------------------------------
David J. Birkenshaw                                --             --             --             --

Gerald E. Davis       40,000(6)                13.64%          $2.00        8/09/05        $46,000

- ------------------------------------------------------------------------------------------------------------

For the Year Ended June 30, 1995
- ------------------------------------------------------------------------------------------------------------
David J. Birkenshaw  350,000(3)                30.77%          $4.50       11/15/03       $457,000

Gerald E. Davis       15,000(4)                 1.32%          $4.75        8/09/04        $53,000
                      60,000(5)                 5.27%          $2.00        5/18/05        $69,000

- ------------------------------------------------------------------------------------------------------------

(1) Exercise price is equal to or greater than the market value at date of grant.

(2) Calculated as of the end of the applicable fiscal year using the Black-Scholes option pricing model, with reference to the most recent 60-month period for determining price volatility. The actual value, if any, that an executive may realize from the options will be the excess of the market price of the Common Stock on the day of exercising the options over the exercise price of the options.

(3) Options granted on January 6, 1995, which vest in three equal installments on each of the first, second and third anniversaries from the date of grant.

(4)  Options subsequently cancelled on August 10, 1995.

(5) Options granted on May 19, 1995, which vest in three equal installments on each of the first, second, and third anniversaries from the date of grant.

(6) Options granted on August 10, 1995, which vest in two equal installments on the first and second anniversaries from the date of grant.

AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION. The following table provides information relating to the number and value of stock options exercised in the last fiscal year and the six month ended December 31, 1995 and the number of exercisable and unexercisable stock options held by executive officers at December 31, 1995.

                                                                     Number of Unexercised Options
                           Shares Acquired             Value            at December 31, 1995
                                                                    -------------------------------
      Name                   on Exercise            Realized         Exercisable      Unexercisable
- ---------------------------------------------------------------------------------------------------
David J. Birkenshaw               --                     --          300,000             350,000

Gerald E. Davis                   --                     --               --             100,000

There were no unexercised, in-the-money options/SARs at December 31, 1995.
- ---------------------------------------------------------------------------------------------------

On August 10, 1995, all outstanding options of the Company with an exercise value in excess of $2.00 per share were canceled and replaced (subject, in the case of options held by Mr. Birkenshaw, to shareholder approval at the next Annual Meeting of Shareholders) with options bearing an exercise price of $2.00 per share.


                           COMPENSATION OF DIRECTORS

Fees paid to directors are paid only to directors who are not employees of the Corporation and currently consist of a $7,500 annual fee, a $1,000 fee for each Board of Directors meeting attended in person, a $500 fee for each Board of Directors meeting attended by telephone and a $500 fee for each committee meeting attended.

The Long-Term Incentive Plan provides for the automatic granting of an option to purchase 20,000 shares of Common Shares of the Company to non-employee directors as of January 6, 1995 or, with respect to directors elected or appointed after such date, as of the date of their election or appointment to the Board of Directors. Such option shall become exercisable in three cumulative installments and shall have a term of ten years.


                       COMPENSATION COMMITTEE INTERLOCKS
                           AND INSIDER PARTICIPATION

During the six months ended December 31, 1995, Mr. C. Thomas Ogryzlo, Mr. Philip
R. Mengel, and Mr. Douglas R Cook served on the Compensation Committee. None of such persons is or has been at any time an officer of the Company or any of its subsidiaries.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                         SECURITY OWNERSHIP OF CERTAIN
                       BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership

The following table sets forth certain information at March 15, 1996, regarding the beneficial ownership, including shares of Common Stock which may be acquired upon the exercise of stock options or warrants, or the conversion of any securities, within 60 days of March 15, 1996, of the Company's Common Stock by
(i) persons known to the Company to own more than 5 percent of the Company's Common Stock, (ii) each director of the Company, and (iii) all directors and executive officers as a group

                                                Number of Shares
                                                   and Nature of               Percent
            Name                           Beneficial Ownership (7)           of Class
- -----------------------------------------------------------------------------------------
Mackenzie Financial Corporation                        3,396,900(1)           16.1%(1)
 150 Bloor Street West, Suite 805
 Toronto, Ontario M5S 3B5
M.I.M. Holdings Limited                                3,000,000(2)           14.3%(2)
 M.I.M. Plaza, 410 Anne St.
 Brisbane, Queensland, 4000
 Australia
David J. Birkenshaw                                    1,666,667(3)            7.7%(3)
Douglas R. Cook                                            8,667(4)               *
James H. Dunnett                                         115,000(5)               *
Philip R. Mengel                                              --                 --
David P. Hall                                              6,667(4)               *
C. Thomas Ogryzlo                                          6,667(4)               *
Michael B. Richings                                           --                 --
All current executive officers
and directors as a group (9 persons)                   1,829,292(6)                8.4%(6)

* Ownership does not exceed 1 percent of class.
- --------------------------------------------------------------------------------

(1) On February 13, 1996, Atlas received a copy of Schedule 13G filed with the Securities and Exchanged Commission by Mackenzie Financial reflecting beneficial ownership of 2,366,900 shares of Common Stock. To the best of the Company's knowledge, Mackenzie Financial also beneficially owns warrants issued by the Company which are exercisable into 910,000 shares of Common Stock at an exercise price of $7.00 per share and into 120,000 shares of Common Stock at an exercise price of $3.625 per share.

(2) M.I.M. Holdings is the direct beneficial owner of (i) 2,000,000 shares of Common Stock and (ii) warrants issued by the Company which are exercisable into 1,000,000 shares of Common Stock at an exercise price of $7.00 per share.

(3) Includes (i) 416,667 shares obtainable upon exercise by Mr. Birkenshaw of options granted to him under the Long Term Incentive Plan, (ii) 1,150,000 shares obtainable upon the exercise of warrants to purchase shares of Common Stock, with an exercise price of $3.625 per share, and (iii) 100,000 shares obtainable upon the exercise of warrants to purchase shares of Common Stock, which warrants are exercisable at an exercise price of $7.00 per share.

(4) Includes 6,667 shares obtainable upon exercise of options granted under the Long Term Incentive Plan.

(5) James H. Dunnett may be deemed, by virtue of his 25 percent interest in Acorn Capital Financial Corporation, which is the direct beneficial owner of (i) 70,000 shares of Common Stock and (ii) warrants issued by the Company which are exercisable into 45,000 shares of Common Stock at an exercise price of $7.00 per share, to be the indirect beneficial owner of securities directly owned by Acorn Capital Financial Corporation.

(6) Includes (i) 456,668 shares obtainable upon exercise of options granted under the Long Term Incentive Plan, (ii) 100,000 shares obtainable upon the exercise of warrants with an exercise price of $7.00 per share, (iii) 1,150,000 shares obtainable upon the exercise of warrants with an exercise price of $3.625 per share, (iv) 115,000 shares of Common Stock beneficially owned by Acorn Capital Financial Corporation, including 45,000 shares of Common Stock issuable upon the exercise of warrants at $7.00 per share, and
     (v) 7,624 shares of Common Stock directly owned.


(7) Does not include shares issuable on the exercise of options which have not vested and will not vest within sixty days of this report.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



                 CERTAIN RELATIONSHIPS AND OTHER TRANSACTIONS


Mr. Richings, who served as the President and Chief Operating Officer of the Company from January 6, 1995, until June 1, 1995, was nominated by the Company to serve, as of June 1, 1995, as a director of Granges Inc., a 27.5 percent subsidiary of the Company, and, as of June 1, 1995, was granted a leave of absence by the Company in order to permit him to serve, at the Company's request, as President and Chief Executive Officer of Granges Inc. On December 13, 1995, Mr. Richings terminated his leave of absence and resigned all employment positions with Atlas, retaining his capacity as a director of the Company.

Mr. Dunnett is a principle of the investment banking firm of Endeavour Financial Corporation, ("Endeavour") which acts as a financial advisory to the Company. Mr. Dunnett served, from April 1, 1995 until September 30, 1995 as an Atlas nominee on the Board of Directors of Granges Inc. and also serves on the Board of Directors of Phoenix Financial Holdings Inc., a 51% subsidiary of the Company. During the six months ended December 31, 1995, the Company paid Endeavour $84,000 in advisory fees. In addition, the Company has agreed to pay Endeavour a success fee of $750,000 payable upon the successful conclusion of the business combination of the Company and MSV Resources Inc.

Mr. Birkenshaw, Chairman and Chief Executive Officer of the Company, serves as Vice Chaiman of Granges Inc., a 27.5% subsidiary of the Company, and served until February 16, 1996 as a director of Dakota Mining Corporation. The Company, which acquired an approximate 9% interest in Dakota in March 1995, sold its holdings in Dakota on March 9, 1996.

Mr. Birkenshaw served as Chairman of Phoenix Financial Holdings Inc. ("Phoenix") from June 1991 through March 1995, during which period Phoenix arranged for Atlas to receive $8,375,000 in financing and took control of Atlas' Management and Board. Upon Atlas' acquisition of 51% of Phoenix on November 29, 1995, Mr. Birkenshaw was appointed Chairman of Phoenix (See Item 1. Business, Investments, Phoenix Financial Holdings Inc.). Prior to Atlas' acquisition of the 51% interest in Phoenix, Mr. Birkenshaw purchased 1,150,000 warrants to purchase Common Shares of the Company from Phoenix, which are exercisable at $3.625 per share and mature on September 20, 1996. Mr. Birkenshaw received a non-interest bearing unsecured loan from Phoenix in the amount of Cdn.$25,000 payable upon demand, the proceeds of which were used to purchase the Atlas warrants. Mr. Birkenshaw repaid the Phoenix loan subsequent to year end.

Mr. Birkenshaw serves as Chairman of Birkenshaw & Company, Ltd., a merchant bank. During the six months ended June 30, 1996, the Company paid Birkenshaw & Company $43,000 for reimbursement of expenses incurred on behalf of the Company.

Mr. Birkenshaw has received from Atlas a $60,000 unsecured housing loan, bearing an 8% interest rate, in connection with his relocation to Denver, Colorado. This loan plus accrued interest is due and payable on September 30, 1996

Mr. Davis, President of the Company, serves as a director and Chief Executive Officer of Phoenix.


                                    PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

 (a) (1)  Financial Statements:

          See Index to Financial Statements and Schedules on page 80.

     (2)  Financial Statement Schedules:

          See Index to Financial Statements and Schedules on page 80.

          (3)  Exhibits:

          Exhibit
          Number                             Exhibits
         -----------------------------------------------------------------------

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

          3.3 By-Laws of the Company, as amended on July 12, 1995. (filed as an Exhibit 3.3 to the Company's annual report on form 10-K for the year ended June 30, 1995 and incorporated herein by reference).

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

          4.4 Indenture dated as of November 10, 1995 between the Company and Chemical Bank as Trustee (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-3 (33-65165) as filed with the Commission on December 19, 1995 under the Securities Act of 1933 and incorporated herein by reference).

          4.5 Escrow and Pledge Agreement dated as of November 10, 1995 between the Company and Chemical Bank as Trustee and Chemical Bank as Escrow Agent (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-3 (33-65165) as filed with the Commission on December 19, 1995 and incorporated herein by reference).

          4.6 Special Warrant Indenture dated November 9, 1995 between the Company and The Montreal Trust Company of Canada containing terms and conditions governing the issue and exercise of special debenture warrants exercisable for 7% Exchangeable Debentures due October 25, 2000 of the Company (filed as
                    Exhibit 99.2 to the Company's Registration Statement on Form S-3 (33-65165) as filed with the Commission on December 19, 1995 and incorporated herein by reference).

          4.7 Loan Agreement dated as of November 27, 1995 between the Company and First Marathon Inc. (filed as Exhibit 99.5 to the Company's Registration Statement on Form S-3 (33-65165) as filed with the Commission on December 19, 1995 and incorporated herein by reference).

          4.8       Pledge Agreement dated as of November 27, 1995 between the

                    Company and First Marathon Inc. (filed as Exhibit 99.6 to the Company's Registration Statement on Form S-3 (33-65165) as filed with the Commission on December 19, 1995 and incorporated herein by reference).

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

          10.15 Amendment dated as of August 28, 1995 to the employment agreement made as of September 22, 1993, between the Company and David J. Birkenshaw (filed as exhibit 10.15 to the Company's annual report on Form 10-K for the year ended June 30, 1995 and incorprated herein by reference).

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

          10.25 Agreement dated February 24, 1995 between the Company and Granges Inc. to vote the common shares of Granges Inc., held by the Company, in favor of the proposed amalgamation of Granges Inc. and Hycroft Resources & Development Corporation. (filed as exhibit 10.25 to the Company's annual report on Form 10-K for the year ended June 30, 1995 and incorprated herein by reference).

          10.26 Atlas Subscription Agreement dated March 9, 1995 between the Company and Dakota Mining Corporation. (filed as exhibit
                    10.26 to the Company's annual report on Form 10-K for the year ended June 30, 1995 and incorprated herein by reference).

          10.27 Amendment dated September 15, 1995 to the employment agreement made as of February 17, 1995 between the Company and Richard E. Blubaugh. (filed as exhibit 10.27 to the Company's annual report on Form 10-K for the year ended June 30, 1995 and incorprated herein by reference).

          10.28 Employment Agreement dated June 1, 1995 between the Company and Gerald E. Davis (filed as exhibit 10.28 to the Company's annual report on Form 10-K for the year ended June 30, 1995 and incorprated herein by reference).

          10.29 Amendment dated September 20, 1995 to the employment agreement dated June 1, 1995 between the Company and Gerald
                    E. Davis (filed as exhibit 10.29 to the Company's annual report on Form 10-K for the year ended June 30, 1995 and incorprated herein by reference).

          10.30 Underwriting Agreement dated as of October 25, 1995 by and among the Company, Yorkton Securities Inc. and First Marathon Securities Ltd. regarding the distribution of special debenture warrants exercisable for 7% Exchangeable Debentures due October 25, 2000 of the Company (filed as
                    Exhibit 99.1 to the Company's Registration Statement on Form S-3 (33-65165) as filed with the Commission on December 19, 1995 and incorporated herein by reference).

          10.31 Granges Registration Agreement dated as of November 10, 1995 between the Company and Granges Inc. (filed as Exhibit 99.3 to the Company's Registration Statement on Form S-3 (33-65165) as filed with the Commission on December 19, 1995 and incorporated herein by reference).

          10.32 Indemnification Agreement dated as of November 15, 1995 between the Company and Granges Inc. (filed as Exhibit 99.4 to the Company's Registration Statement on Form S-3 (33-65165) as filed with the Commission on December 19, 1995 and incorporated herein by reference).

          10.33 Option Agreement between the Company and Harvest Gold Corporation signed September 13, 1995 (filed as Exhibit 99.7 to the Company's Registration Statement on Form S-3 (33-65165) as filed with the Commission on December 19, 1995 and incorporated herein by reference).

          10.34 Purchase and Sale Agreement dated October 25, 1995 between the Company and Independence Mining Company Inc. (filed as
                    Exhibit 99.8 to the Company's Registration Statement on Form S-3 (33-65165) as filed with the Commission on December 19, 1995 and incorporated herein by reference).

          10.35 Registration Rights Agreement dated October 25, 1995 between the Company and Independence Mining Company Inc. (filed as
                    Exhibit 99.9 to the Company's Registration Statement on Form S-3 (33-65165) as filed with the Commission on December 19, 1995 and incorporated herein by reference).

          10.36 Agreement between the Company and Brown & Root, Inc. dated October 23, 1995 (filed as Exhibit 99.10 to the Company's Registration Statement on Form S-3 (33-65165) as filed with the Commission on December 19, 1995 and incorporated herein by reference).

          10.37 Mining Venture Agreement with Granges (U.S.), Inc. dated September 29, 1995

          10.38 Business combination agreement with MSV Resources Inc. dated March 5, 1996

          21        Subsidiaries of the Company

          23        Consent of Independent Auditors                      Page 81


(b)       Reports on Form 8-K:


               Report on Form 8-K dated November 14, 1995 containing the Company's news release with respect to closing to escrow of $10 million exchangeable debentures and its financial results for the quarter ended September 30, 1995.

               Report on Form 8-K dated December 1, 1995 containing the Company's press release with respect to the acquisition of 51 percent of voting stock of Phoenix Financial Holdings Inc.

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

Date: 4/11/96


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ David J. Birkenshaw       Chief Executive Office
- -----------------------
David J. Birkenshaw           and Director                   4/11/96

/s/ Jerome C. Cain            Vice-President - Finance
- ------------------
Jerome C. Cain                (Principal Financial Officer)  4/11/96


/s/ James R. Jensen           Controller (Principal
- -------------------
James R. Jensen               Accounting Officer)            4/11/96

/s/ Douglas R. Cook           Director                       4/11/96
- -------------------
Douglas R. Cook

/s/ James H. Dunnett          Director                       4/11/96
- --------------------
James H. Dunnett

/s/ David P. Hall             Director                       4/11/96
- -----------------
David P. Hall

/s/ Philip R. Mengel          Director                       4/11/96
- ---------------------
Philip R. Mengel

/s/ C. Thomas Ogryzlo         Director                       4/11/96
- ----------------------
C. Thomas Ogryzlo

/s/ Michael B. Richings       Director                       4/11/96
- -----------------------
Michael B. Richings

ATLAS CORPORATION AND ITS SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
DECEMBER 31, 1995, JUNE 30, 1995, 1994 AND 1993

                                                                                    Page
                                                                                    ----
FINANCIAL STATEMENTS OF ATLAS CORPORATION

Consolidated Statements of Operations for the
Six Months Ended December 31, 1995 and for the
Fiscal Years Ended June 30, 1995, 1994 and 1993                                       33

Consolidated Balance Sheets as of December 31, 1995, June 30, 1995 and 1994           34

Consolidated Statements of Stockholder's Equity
(Deficit) for the Six Months Ended December 31, 1995
and for the Fiscal Years Ended June 30, 1995, 1994 and 1993                           35

Consolidated Statements of Cash Flows for the
Six Months Ended December 31, 1995 and for the
Fiscal Years Ended June 30, 1995, 1994 and 1993                                       36

Notes to Consolidated Financial Statements                                       37 - 57

Report of the Independent Auditors                                                    58

Consent of Independent Auditors                                                       80

SCHEDULES FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 AND FOR THE
FISCAL YEARS ENDED JUNE 30, 1995, 1994 AND 1993:

VIII Valuation and Qualifying Accounts and Reserves                                   82

Consolidated Financial Statements of Granges Inc.                                 83-103

CONSENT OF INDEPENDENT AUDITORS

We consent to the addition of the financial statement schedule, listed in the accompanying index to the financial statements covered by our report dated February 16, 1996, except for Note 19, as to which the date is March 9, 1996, included herein.

We also consent to the incorporation by reference in Post Effective Amendment Number 19 to Registration Statement Number 2-8439 on Form S-3 dated November 10, 1983, Post Effective Amendment Number 1 to Registration Statement Number 33-18316 on Form S-8 dated December 14, 1987, Registration Statement Number 33-87992 on Form S-3 dated January 13, 1995 and Post Effective Amendment Number 1 to Registration Statement Number 33-65165 on Form S-3 dated February 2, 1996 and the Related Prospectuses of our report on the financial statements and schedule included in this Annual Report on Form 10-K of Atlas Corporation for the six months ended December 31, 1995.

/s/ Ernst & Young LLP

Denver, Colorado
April 5, 1996

                      ATLAS CORPORATION AND SUBSIDIARIES
        SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                For the Six Months Ended December 31, 1995 and
               for the Years Ended June 30, 1995, 1994 and 1993
                                (In thousands)

Column A                            Column B            Column C               Column E      Column F
- --------                            --------            --------               --------      --------
                                                        Additions
                                               --------------------------
                                  Balance at    Charged to     Charge to                   Balance at
                                Beginning of     Costs and         Other            (2)        End of
Classification                        Period      Expenses      Accounts     Deductions        Period
- -----------------------------------------------------------------------------------------------------
SIX MONTHS ENDED DECEMBER 31, 1995
Provisions for loss from
disposal of discontinued
operations                           $ 7,050          $ --        $1,032(4)     $ 2,474    $ 5,608(3)

YEAR ENDED JUNE 30, 1995
Provisions for loss from
disposal of discontinued
operations                           $ 9,327          $225          $   --      $(2,502)   $ 7,050

YEAR ENDED JUNE 30, 1994
Provision for loss from
disposal of discontinued
operations                           $11,689          $ --          $102(1)     $(2,464)   $ 9,327

YEAR ENDED JUNE 30, 1993
Provision for loss from
disposal of discontinued
operations                           $11,958          $912          $170(1)     $(1,351)   $11,689

- -----------------------------------------------------------------------------------------------------

     (1) Represents net proceeds from the disposition of assets.

     (2) Represents costs incurred.

     (3) The balance at December 31, 1995 includes $800,000 in Accrued liabilities and $3,713,000 in Other liabilities, long-term, which represent the liability for reclamation and uranium shutdown costs.

     (4) Represents reimbursement of costs from the U.S. Department of Energy under Title X.

                       CONSOLIDATED FINANCIAL STATEMENTS
                                      OF
                                 GRANGES INC.

AUDITORS' REPORT

To the Shareholders of Granges Inc.

We have audited the consolidated balance sheets of Granges Inc. as at December 31, 1995 and 1994 and the consolidated statements of earnings, retained earnings (deficit) and changes in cash resources for each of the years in the three year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1995 and 1994 and the results of its operation and changes in its cash resources for each of the three years ended December 31, 1995 in accordance with generally accepted accounting principles. As required by the British Columbia Company Act, we report that, in our opinion, these principles have been applied on a consistent basis.



Vancouver, B.C.                                       (signed) COOPERS & LYBRAND
March 1, 1996 except as to                                 Chartered Accountants
Note 22 which is as of March 4, 1996

CONSOLIDATED STATEMENTS OF EARNINGS
(Canadian Dollars In Thousands, Except Per Share Data)

Year ended December 31                             1995         1994        1993
- --------------------------------------------------------------------------------
REVENUES                                        $56,374      $54,432     $55,297
                                                -------      -------     -------

EXPENSES

  Operating costs                                46,023       44,099      48,360
  Depreciation, depletion and provision for
   future reclamation and mine closure            5,535        3,539       5,904
  Amortization of deferred stripping                304        4,246          --
                                                -------      -------     -------
                                                 51,862       51,884      54,264
                                                -------      -------     -------

RESULTS OF MINING OPERATIONS                      4,512        2,548       1,033
                                                  -----        -----       -----

Mineral exploration                               5,650        5,423       4,878
Corporate administrative                          3,365        3,645       5,061
Interest income - net (Note 5)                  (1,898)      (2,132)     (1,333)
Other expense (income)                            1,772          789       (704)
Gain on sale of mineral properties
 and marketable securities (Note 6)             (8,293)     (12,570)     (2,265)
Dilution gain on issue of subsidiary
 shares (Note 7)                                     --           --     (7,398)
Equity in loss of Zamora Gold Corp.                 704           --         --
                                                -------      -------     -------
                                                  1,300      (4,845)     (1,761)
                                                -------      -------     -------

EARNINGS BEFORE INCOME TAXES                      3,212        7,393       2,794

CURRENT INCOME TAXES (Note 8)                       264          408          33
                                                -------      -------     -------
NET EARNINGS                                     $2,948       $6,985      $2,761
                                                 ======       ======      ======

EARNINGS PER SHARE                               $ 0.07       $ 0.20      $ 0.08
                                                 ======       ======      ======

WEIGHTED AVERAGE SHARES OUTSTANDING          42,074,356   34,164,260  34,095,575
                                             ==========   ==========  ==========


  The Accompanying Notes Are An Integral Part Of These Consolidated Financial
                                  Statements.

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (DEFICIT)
(Canadian Dollars In Thousands)

Year ended December 31                                      1995         1994        1993
- -----------------------------------------------------------------------------------------
Deficit, Beginning of Year as previously reported      $(75,462)    $(82,447)   $(85,208)
Prior period adjustment (Note 4)                           (256)        (256)       (256)
                                                       ---------    ---------   ---------
Deficit, Beginning of Year restated                     (75,718)     (82,703)    (85,464)
Amalgamation costs (Note 3)                              (1,669)           --          --
Capital reduction (Note 15)                               76,362           --          --
                                                       ---------    ---------   ---------
                                                         (1,025)     (82,703)    (85,464)
Net earnings                                               2,948        6,985       2,761
                                                       ---------    ---------   ---------
Retained earnings (deficit), End of Year               $   1,923    $(75,718)   $(82,703)
                                                       =========    =========   =========

  The Accompanying Notes Are An Integral Part Of These Consolidated Financial
                                  Statements.

CONSOLIDATED BALANCE SHEETS
(Canadian Dollars In Thousands)

December 31                                                                1995              1994
- -------------------------------------------------------------------------------------------------

                                                                                    (Restated, See
                                                                                           Note 4)
ASSETS
Current Assets                                                          Cash and cash equivalents
                                                                       $ 20,765           $45,113
   Marketable securities (Market value - $478,000)                          244               327
   Accounts Receivable                                                    1,955             2,772
   Inventories (Note 9)                                                  15,140            14,027
                                                                       --------          --------
                                                                         38,104            62,239
Investment in Zamora Gold Corp. (Note 10)                                 5,808                --
Property, Plant and Equipment (Note 6, 11)                               43,756            36,661
                                                                       --------          --------
                                                                       $ 87,668          $ 98,900
                                                                       ========          ========
LIABILITIES
Current Liabilities
   Accounts payable and accrued liabilities (Note 13)                   $ 8,518          $ 20,290
   Equipment notes payable  (Note 14)                                        --               366
                                                                        -------          --------
                                                                          8,518            20,656

Provisions for Future Reclamation and Closure Costs                       4,654             4,179
                                                                        -------          --------
                                                                         13,172            24,835
                                                                        -------          --------

SHAREHOLDERS' EQUITY
Common Shares, without par value
(Issued 1995 - 46,042,911; 1994 - 34,177,000 shares) (Note 15)           73,980           146,227
Contributed Surplus (Note 15)                                                --             3,803
Retained Earnings (Deficit)                                               1,923          (75,718)
Currency Translation Adjustment (Note 16)                               (1,407)             (247)
                                                                        -------          --------
                                                                         74,496            74,065
                                                                         ------            ------
                                                                        $87,668           $98,900
                                                                        =======           =======

Contingencies and Commitments (Note 21)



APPROVED BY THE BOARD



          (signed) ALAN G. THOMPSON                   (signed) PETER WALTON
                   Director                                   Director



  The Accompanying Notes Are An Integral Part Of These Consolidated Financial
                                  Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN CASH RESOURCES
(Canadian Dollars In Thousands)

Year ended December 31                             1995         1994         1993
=================================================================================
Operating Activities
   Net earnings                                  $2,948       $6,985       $2,761
   Items not involving cash
     Depreciation and depletion                   4,853        2,699        4,710
     Amortization of deferred stripping             304        4,246           --
     Provision for future reclamation
       and closure costs                            736          894        1,275
     Deferred revenue recognized                     --        (572)        (797)
     Gain on sale of equipment                       --         (88)        (320)
     Gain on sale of mineral properties
      and marketable securities (Note 6)        (8,293)     (12,570)      (2,121)
     Equity in loss of Zamora Gold Corp.            704           --           --
     Dilution gain on issue of
      subsidiary shares (Note 7)                     --           --      (7,398)
     Foreign exchange loss                           --           --         (35)
                                               --------     --------     --------

                                                  1,252        1,594      (1,925)
   Deferred revenue                                  --           --        1,136
   Currency translation adjustment                (602)          (2)          168
   Change in working capital, excluding
    cash and cash equivalents (Note 17)        (11,985)       11,198        2,002
                                               --------     --------     --------
                                               (11,335)       12,790        1,381
                                               --------     --------     --------

Investing Activities
   Property, plant and equipment               (13,209)     (21,131)     (11,155)
   Proceeds from sale of mineral properties
    and marketable securities (Note 6)           15,117       32,296        2,394
   Investments (Note 6, 10)                    (13,230)           --           --
   Investment in subsidiary (Note 7)                 --           --      (2,756)
                                               (11,322)       11,305     (10,862)
                                               --------     --------     --------
Financing Activities
   Equipment note proceeds (payments) net         (375)        (515)        (311)
   Issue of shares for options                      313           29          289
   Amalgamation costs                           (1,669)           --           --
   Option payments received                          40           --           --
   Bank loan advances (repayments)                   --      (5,195)      (9,782)
   Issue of shares for settlement of
    litigation (Note 15)                             --           --          276
   Issue of subsidiary shares (Note 7)               --           --       10,154
                                               --------     --------     --------
                                                (1,691)      (5,681)          626
                                               --------     --------     --------

Increase (decrease) in Cash and Cash
 Equivalents                                   (24,348)       18,414      (8,855)
Cash and Cash Equivalents, Beginning of Year     45,113       26,699       35,554
                                               --------     --------     --------
Cash and Cash Equivalents, End of Year         $ 20,765     $ 45,113     $ 26,699
                                               ========     ========     ========

  The Accompanying Notes Are An Integral Part Of These Consolidated Financial
                                  Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information In Thousands Of Canadian Dollars, Except Per Share Data)

1.  NATURE OF OPERATIONS

Granges Inc. is engaged in gold mining and related activities in the United States, Canada, and Latin America, including exploration, extraction, processing, refining and reclamation. Gold bullion is the company's principal product, which is a commodity produced primarily in South Africa, the United States, Canada, Australia, and Latin America.

The company's results are impacted by the price of gold. Gold prices fluctuate and are affected by numerous factors, including, but not limited to, expectations with respect to the rate of inflation, exchange rates (specifically, the U.S. dollar relative to other currencies), interest rates, global and regional political and economic crises and governmental policies with respect to gold holdings by central banks. The demand for and supply of gold affect gold prices, but not necessarily in the same manner as demand and supply affect the prices of other commodities. The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals. The demand for gold consists of jewellery and investment demand, as well as producer hedging activities. Gold can be readily sold on numerous markets throughout the world and its market value can be readily ascertained at any particular time. As a result, the company is not dependent upon any one customer for the sale of its product.

2.  SIGNIFICANT ACCOUNTING POLICIES

A)  Generally Accepted Accounting Principles

The consolidated financial statements of Granges Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in Canada. These principles differ in certain material respects from those accounting principles generally accepted in the United States. The differences are described in note 23.

B)  Principles of Consolidation

The consolidated financial statements include the accounts of Granges Inc., its subsidiaries and its proportionate share of the assets, liabilities, revenues and expenses of its unincorporated joint venture. The Company's subsidiaries and its percentage ownership in these entities as at December 31, 1995 are: (see Notes 3 and 6A)

                                                                       Ownership
- --------------------------------------------------------------------------------
Hycroft Resources & Development, Inc. and its
 wholly owned subsidiary Hycroft Lewis Mine, Inc.                           100%
Granges (U.S.) Inc. and its wholly owned subsidiary Granges
 (Arizona) Inc.                                                             100%
Granges (Canada) Inc. (previously called 493744 Ontario Limited)            100%

C)  Use of Estimates

The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those reported.

D)  Foreign Currency Translation

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

Integrated foreign operations are translated using the temporal method. Under this method, monetary assets and liabilities are translated at the rate of exchange in effect at the balance sheet date and non-monetary assets and liabilities are translated at historical exchange rates, unless such items are carried at market, in which case they are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the rate of exchange in effect on the dates that they occur and depreciation and amortization of assets translated at historical rate are translated at the same exchange rates as the assets to which they relate. Exchange gains and losses are included in the determination of net income for the current period, except for any exchange gains or losses related to foreign currency denominated monetary items that have a fixed or ascertainable life extending beyond the end of the current fiscal period. Such gains or losses are deferred and amortized over the life of the item.

Foreign currency denominated monetary items of the company, excluding its foreign operations, are translated at the year-end exchange rate. Exchange gains and losses on these items are recognized in earnings in the year they arise.

E)  Revenue Recognition

Sales are recorded as soon as the product is considered available for sale. Gains and losses on forward sales and option contracts are deferred until the related production is sold.

F)  Mineral Exploration

Acquisition and exploration expenditures on mineral properties are expensed when incurred until such time as the property indicates the potential of being developed into a mine, and thereafter the expenditures are capitalized. Previously capitalized expenditures are expensed if the project is determined to be uneconomic.

G)  Cash Equivalents

Cash equivalents consist of highly liquid debt instruments such as certificates of deposit, commercial paper, and money market accounts purchased with an original maturity date of less than three months. The company's policy is to invest cash in conservative, highly rated instruments and limit the amount of credit exposure to any one institution. Cash equivalents are stated at cost plus accrued interest, which approximates market value.

H)  Marketable Securities

Marketable securities are carried at the lower of cost or market value.

I)  Inventories

Product inventory is valued at the lower of average cost and net realizable value. The direct cash costs associated with ore on the leach pads are inventoried and charged to operations as the contained gold is recovered. Based upon actual metal recoveries, ore grades and operating plans, management continuously evaluates and refines estimates in determining the carrying values of costs associated with ore under leach. It is possible that in the near term, estimates of recoverable ore, grade, and gold price could change causing the company to revise the value of its heap leach inventory.

Supplies are valued at the lower of average cost and net realizable value.

J)  Property, Plant and Equipment

    (i)   Developed Mineral Properties

    Property acquisition and development costs are carried at cost less accumulated amortization and write downs. Amortization is provided on the unit-of-production method based on proven and probable reserves. Management reviews quarterly the carrying value of the company's interest in each property and, where necessary, these properties are written down to their estimated recoverable amount determined on a non-discounted basis. Management's estimate of gold price, recoverable proven and probable reserves, operating, capital and reclamation costs are subject to risks and uncertainties affecting the recoverability of the company's investment in property, plant and equipment. Although management has made its best estimate of these factors based on current conditions, it is possible that changes could occur in the near term that could adversely affect management's estimate of net cash flows expected to be generated from its operating properties and the need for possible asset impairment write downs.

    (ii)  Plant and Equipment

    Plant and equipment are recorded at cost and depreciated using the units-of-production method or the straight-line method over their estimated useful lives.

    (iii) Deferred Stripping

    During production, mining costs associated with waste rock removal are deferred and charged to operations on the basis of the average strip ratio for the life of the mine. The average strip ratio is calculated as a ratio of the tons of waste expected to be mined to the tons of ore estimated to be mined. Although management has made its best estimate of these factors based on current conditions, it is possible that changes could occur in the near term that could adversely affect management's estimate of ore and waste in proven and probable reserves and the need for a change in the amortization rate of deferred stripping cost.

K)  Provision for Future Reclamation and Closure Costs

All of the company's operations are subject to reclamation, site restoration and closure requirements. Costs related to ongoing site restoration programs are expensed when incurred. A provision for mine closure and site restoration costs is charged to earnings over the lives of the mines on a unit-of-production basis. The company calculates its estimates of the ultimate reclamation liability based on current laws and regulations and the expected future costs to be incurred in reclaiming, restoring and closing its operating mine sites. It is possible that the company's estimate of its ultimate reclamation liability could change in the near term due to possible changes in laws and regulation and changes in cost estimates.

L)  Estimates of Proven and Probable Reserves

Management's calculation of proven and probable reserves is based upon engineering and geological estimates and financial estimates including gold prices and operating costs. The company depreciates some of its assets and accrues for reclamation on a unit-of-production basis over proven and probable reserves. Changes in geological interpretations of the company's ore bodies and changes in gold prices and operating costs may change the company's estimate of proven and probable reserves. It is possible that the company's estimate of proven and probable reserves could change in the near term and could result in revised charges for depreciation and reclamation in future reporting periods.


3. AMALGAMATION OF GRANGES INC. AND HYCROFT RESOURCES & DEVELOPMENT CORPORATION.

On March 30, 1995, the shareholders of Granges Inc. (Granges) and its 50.5 percent owned subsidiary, Hycroft Resources & Development Corporation (Hycroft), approved the amalgamation of the two companies, effective May 1, 1995 under the name Granges Inc. (Amalco).

Under the terms of the amalgamation, the outstanding common shares of each of Granges and Hycroft were exchanged or cancelled on the following basis:

A) each issued and outstanding common share of Granges was exchanged for one common share of Amalco;

B) each issued and outstanding common share of Hycroft, except for those common shares registered in the name of Granges or its affiliates, was exchanged for 0.88 of a common share of Amalco;

C) each issued and outstanding common share of Hycroft that was registered in the name of Granges or its affiliates was cancelled; and

d) each authorized but unissued common share of Granges and each authorized but unissued common share of Hycroft was cancelled.

No fractional shares of Amalco were issued and the number of shares received by a Hycroft shareholder was rounded down to the nearest whole number of shares of Amalco, if such a shareholder were otherwise entitled to receive a fraction of a share of Amalco. Immediately after the amalgamation, shareholders of Granges beneficially owned 34,214,500 common shares of Amalco and shareholders of Hycroft beneficially owned 11,718,416 common shares of Amalco, representing 74.5 percent and 25.5 percent of the issued and outstanding common shares of Amalco, respectively.

As Granges already controlled Hycroft, the amalgamation was treated in a manner similar to a pooling of interest. Accordingly, the year-to-date results of Amalco represent the consolidated results of Granges for the four months ended April 30, 1995 and the consolidated results of Amalco for the eight months ended December 31, 1995, with all comparative figures being the consolidated results of Granges.

$1.7 million of costs to carry out the amalgamation have been treated as a capital transaction and charged directly to the deficit on the date of amalgamation.


4.  PRIOR PERIOD ADJUSTMENT

During 1995, the company received notification from the Manitoba Department of Finance of proposed assessments for the years 1983 to 1993 under the Mining Tax Act and for the period March 1, 1989 to December 31, 1994 under the Retail Sales Tax Act. The company, subsequent to the end of the year, arrived at a settlement with the Department under which the total taxes and interest payable under both Acts amounted to $330,000, with $120,000 previously paid. This settlement has been treated as a prior period adjustment and the effect has been to increase mineral properties by $74,000, increase accounts payable by $210,000 at December 31, 1995, and by $330,000 at December 31, 1994 and to reduce beginning retained earnings by $256,000.


5. INTEREST INCOME - NET

                                              1995       1994       1993
========================================================================
  Interest income                         $(2,101)   $(2,286)   $(1,849)
  Bank loan interest                            --         89        463
  Equipment notes interest                      13         65         53
  Financing fee                                190         --         --
                                          --------   --------   --------
                                          $(1,898)   $(2,132)   $(1,333)
                                          ========   ========   ========

6.  GAIN ON SALE OF MINERAL PROPERTIES AND MARKETABLE SECURITIES

A)  Mineral Properties

On September 27, 1995, the company sold its base metal exploration properties in Manitoba and Saskatchewan to Aur Resources Inc. (Aur) for 1,250,000 shares of Aur and a royalty equal to two percent of future net smelter returns from the properties, subject to Aur's right to purchase half of the royalty for $1.0 million. The company realized a gain on the sale of these properties of $6.7 million.

Effective March 31, 1994, the company sold its 29 percent interest in the Trout Lake joint venture, as well as a number of exploration properties, to its co-venturer Hudson Bay Mining and Smelting Co., Limited (HBMS) for total cash consideration of $33 million, realizing a gain of $12.6 million. As part of the terms of sale, HBMS assumed all environmental liabilities arising due to past or future activities of the Trout Lake Mine. Accordingly, the $810,000 reclamation and closure accrual related to the mine has been removed from the company's books and included in the calculation of the gain.

In May 1993, the company sold its 40 percent interest in the Jualin joint venture in Alaska, and its related 22.3 percent equity investment in International Curator Resources Ltd. for proceeds of $1.7 million. The costs associated with this project had been included in mineral exploration in prior years.

B)  Marketable Securities

In December 1995, the company sold its 1,250,000 shares of Aur, acquired in the sale of the base metal properties, for net proceeds of $7.25 million and realized a gain of $0.5 million.

In June 1995, the company sold its 200,000 shares of International Curator Resources Ltd. for net proceeds of $1.2 million and realized a gain of $1.1 million.

On October 7, 1993, the company sold its 200,000 shares of Pan Orvana Resources for net proceeds of $694,000 and realized a gain of $494,000.


7.  SUBSIDIARY SHARE ISSUE

In July 1993, the company's subsidiary, Hycroft, completed a sale of 10.5 million common shares. The company acquired 2.65 million of the 10.5 million shares, which resulted in a reduction of its interest in Hycroft from 67 percent to 50.5 percent. The net effect on the consolidated financial statements of the Company was to increase cash and cash equivalents by $7.4 million and to report a gain on the reduction of its interest in the subsidiary of the same amount.


8.  INCOME TAXES

A reconciliation of the combined Canadian federal and provincial income taxes at statutory rates and the company's effective income tax expenses is as follows:

                                                          1995         1994          1993
=========================================================================================
Income taxes at statutory rates                         $1,426        $3,371       $1,075
Increase (decrease) in taxes from:
    Resource and depletion allowance                        --            --        (304)
    Non-taxable portion of capital gain                  (182)         (203)
    Non-taxable portion of dilution gain                    --            --        (845)
    Financing costs on share issue                        (45)          (69)        (348)
    Application of prior years' loss carry forward          --       (1,379)      (1,113)
    Utilization of resource and asset pools            (2,633)       (5,772)            -
    Recovery of prior years' taxes                        (90)         (124)         (82)
    Deferred tax debit not recognized                    1,035         4,643        1,855
    U.S. Alternative Minimum Tax                           257            --           --
    Differences in foreign tax rates                       429         (178)        (254)
                                                       -------       -------      -------
                                                           197           289         (16)

Large Corporations tax                                      67           119           49
                                                       -------       -------      -------

Income taxes per statements of earnings                   $264          $408          $33
                                                       =======       =======      =======

The Company has incurred income tax losses in prior periods of $24.4 million, which may be carried forward and applied against future taxable income when earned. No benefit in respect of these losses has been recorded in these accounts. The losses expire as follows:

                                                        Canada    United States     Total
=========================================================================================
2000                                                    $1,911       $    --       $1,911
2001                                                     2,312         1,767        4,079
2002                                                       800         1,854        2,654
2003                                                        --         7,396        7,396
2004                                                        --         1,875        1,875
2008                                                        --           530          530
2009                                                        --            14           14
2010                                                        --         5,904        5,904
                                                        ------       -------      -------
                                                        $5,023       $19,340      $24,363
                                                        ======       =======      =======



9. INVENTORIES


                                                                        1995         1994
=========================================================================================
Product inventory                                                    $11,830      $11,273
Supplies                                                               3,310        2,754
                                                                     -------      -------
                                                                     $15,140      $14,027
                                                                     =======      =======

10. INVESTMENT IN ZAMORA GOLD CORP.

On October 6, 1995, Granges Inc. completed a private placement with Zamora Gold Corp. (Zamora) for the issuance of 8,000,000 units at US$0.60 per unit. Each unit consists of one common share of Zamora and one common share purchase warrant entitling Granges to purchase one common share for US$0.75 until October 4, 1997. Granges' 8,000,000 shares represent 41 percent of the issued and outstanding shares of Zamora and the investment is accounted for using the equity method.

          Total initial investment                $6,511
          Share of net book value                  6,375
                                                  ------
          Excess of cost over net book value      $  136
                                                  ======

The excess of cost over net book value has been allocated to the mineral exploration properties for purposes of calculating Granges' equity in Zamora's earnings. The excess will be amortized on a units-of-production basis if such properties are developed into operating mines or written off if the properties are abandoned.

     11.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment comprises of the following:

     Property                Metals Produced              Acquired/Commenced Production
     =====================================================================================
     Hycroft mine            gold, silver                 Lewis 1987, Crofoot 1988
     Tartan mine             gold                         1987 (suspended 1989)

     Trout Lake mine         copper, zinc, gold, silver   1982  (interest disposed of
                                                          March 31, 1994 - see note 6A)


                                                       1995                                        1994
                                                                                                                (Restated,
                                                                                                                See Note 4)
                           --------------------------------------------------   --------------------------------------------
                                                    Accumulated                                 Accumulated
                                                   Depreciation,                               Depreciation,
                                                    Depletion,                                  Depletion,
                                                 amortization and                              amortization
                                                    Write downs                                     and
                                   Cost                                 Net         Cost        Write downs          Net
- ----------------------------------------------------------------------------------------------------------------------------
Producing Mines  Hycroft
 mine                               $ 85,137            $53,089         $32,048     $81,193           $49,342        $31,851

Non-Producing Mine                     5,283              2,699           2,584       5,283             2,699          2,584

Tartan Lake mine
Corporate Assets                       1,016                357             659       1,123               565            558
                                      ------             ------          ------      ------            ------         ------
                                      91,436             56,145          35,291      87,599            52,606         34,993

Deferred stripping
 costs - Hycroft                      12,987              4,522           8,465       6,002             4,334          1,668
                                    --------            -------         -------     -------           -------        -------
                                    $104,423            $60,667         $43,756     $93,601           $56,940        $36,661
                                    ========            =======         =======     =======           =======        =======

     A)  Deferred stripping

     During 1993, the amounts of waste moved per ton of ore at the Hycroft mine exceeded the average ratio expected over the life of the mine. The mining plan indicates that this will continue to be the case from time to time, whereas previously there was little variation in the ratio of waste to ore. To accommodate these variations, mining costs associated with removal of waste in excess of the life-of-mine average will be deferred and charged to operations in future periods when ratios are below the average. Stripping costs deferred this year amounted to $7,182,000 (1994 - $1,958,000; 1993 -
     $3,725,000). Amortization of previously deferred costs was $304,000 in 1995 (1994 -$4,246,000; 1993 - Nil).

     B)  Royalties

     The Crofoot property is subject to 4 percent net profits royalties. No royalty payments were made in 1995, 1994 and 1993 because minimum royalty payments made prior to 1993 aggregating US$2.8 million were available for credit the royalty obligations. Effective 1996, the company has agreed to apply this credit to reduce the maximum cumulative royalties payable of US$10 million and to pay minimum royalty payments of US$240,000 per year.

The Lewis property is subject to a 5 percent net smelter royalty on gold produced from the Lewis property. During 1993, 1994 and 1995, only nominal minimum royalties were required in relation to this property.


12.  JOINT VENTURE

The Company proportionately consolidates its share of the assets, liabilities, revenues and expenses of its joint venture. Prior to March 31, 1994 the Company's principal joint venture was the Trout Lake mine, in which it owned 29 percent (see Note 6a). The 1994 results include the Company's share of production, revenues and expenses from the Trout Lake mine to the date of disposal. The proportionate amounts of the above joint venture included in the consolidated accounts are as follows:

                                               1995          1994          1993
- -------------------------------------------------------------------------------
Revenue                                   $      --       $ 3,257       $14,267
                                           ========        ======       =======

Expenses                                  $      --       $ 3,905       $14,568
                                           ========        ======       =======


13.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                             1995          1994
- -------------------------------------------------------------------------------

                                                                 (Restated, See
                                                                        Note 4)
Accounts payable                          $4,798         $ 17,893
Accrued liabilities                                         3,720         2,397
                                                           ------       -------
                                                         $  8,518       $20,290
                                                           ======       =======

Accounts payable at December 31, 1994 included $13.1 million (US$9.3 million) to purchase mining equipment for the development of the Brimstone deposit, all of which was paid during 1995.


14.  EQUIPMENT NOTES PAYABLE

                                                             1995          1994
- -------------------------------------------------------------------------------
Notes payable due 1994 and 1995, 7.75% to 9.85%
(1995 - US$ NIL; 1994 - US$261,000)                          $ --         $ 366
Less: amounts due within one year                              --           366
                                                             ----         -----
                                                             $ --         $  --
                                                             ====         =====


15.  SHARE CAPITAL

 A) Authorized share capital comprises 750,000,000 common shares without par value and 750,000,000 preferred shares without par value.
 B)  Common shares issued and outstanding:

                                                           Shares        Amount
- -------------------------------------------------------------------------------

At December 31, 1993                                     34,157,000    $146,198
  Issued in 1994                            20,000               29
                                          --------            -----

At December 31, 1994                                     34,177,000     146,227

  Issued upon exercise of stock options                     147,500         312
  Issued pursuant to amalgamation (Note 3)               11,718,411          --
  Capital reduction                                              --     (72,559)
                                                         ----------    --------

At December 31, 1995                                     46,042,911    $ 73,980
                                                         ==========    ========

C)   Capital Reduction

At the March 30, 1995 extraordinary meeting, the shareholders of Granges approved a special resolution to reduce the capital of the company. Under this resolution the share capital and contributed surplus were reduced by $72.6 million and $3.8 million, respectively, with a corresponding decrease to Granges' accumulated deficit of approximately $76.4 million. The effect of this capital reduction was to eliminate the consolidated accumulated deficit of Granges as of December 31, 1994 after giving effect to the estimated costs of the amalgamation. This deficit was caused primarily by prior write downs of mining assets.

D)  Litigation settlement

Settlement of the action commenced in 1989 by Oxford Acquisitions Inc. against Granges and Outokumpu Mines Ltd. occurred in February 1993 with mutual releases. The company's only other obligation in the settlement was the issuance of 150,000 Granges shares to the plaintiff.

E)  Common share options

At December 31, 1995, 1,320,000 common shares were reserved for issuance under options granted to directors, officers and management employees. These options expire as follows: 1996 - 65,000; 1997 - 100,000; 2001 - 30,000; 2003 - 20,000;
2004 - 25,000; 2005 - 1,080,000.

                                            Share Options          Option Price
- --------------------------------------------------------------------------------
At December 31, 1993                           230,000          $ 1.45 to $ 2.85
 Granted in 1994                               530,000          $ 2.28 to $ 3.30
 Exercised in 1994                             (20,000)                    $1.45
                                             ---------
At December 31, 1994                           740,000          $ 1.45 to $ 3.30
 Granted in 1995                               905,000          $ 2.25 to $ 2.78
 Exercised in 1995                            (147,500)         $ 1.45 to $ 2.28
 Expired in 1995                              (177,500)         $ 2.28 to $ 2.70
                                             ---------
At December 31, 1995                         1,320,000          $ 1.45 to $ 2.78
                                             =========

During the year, options to purchase 35,000 shares at $ 3.30 per share were repriced to $2.78 per share.


16.  CURRENCY TRANSLATION ADJUSTMENT

The currency translation adjustment represents the foreign currency translation loss on the Company's investment in its self-sustaining foreign operations.

                                                                             1995          1994
- -------------------------------------------------------------------------------------------------
Currency translation adjustment, beginning of year                        $  (247)      $(1,234)
Unrealized gain (loss) for the year                                        (1,160)          987
                                                                          -------       -------

Currency translation adjustment, end of year                              $(1,407)      $  (247)
                                                                          =======       =======


17.  CHANGES IN WORKING CAPITAL, EXCLUDING CASH AND CASH EQUIVALENTS

                                                              1995           1994          1993
- ------------------------------------------------------------------------------------------------
Accounts receivable                                       $    560        $ 2,828        $  520
Marketable Securities                                           83             30            --
Inventories                                                 (1,113)        (5,024)          290
Accounts payable and accrued liabilities                   (11,772)        13,364         1,192
                                                          --------        -------        ------
                                                          $(12,242)       $11,198        $2,002
                                                          ========        =======        ======


18.  RELATED PARTY TRANSACTIONS

In 1994, consulting fees of $72,000 (1993 - $72,000) were paid to a director of the Company, who resigned during 1994. In 1995 no such fees were paid.


19.  SEGMENTED INFORMATION

The Company operates in the mining industry in Canada and the United States. Its major product is gold, and prior to 1995, it also produced copper and zinc. Geographic segments are presented below.

                                                              1995           1994          1993
- -----------------------------------------------------------------------------------------------
Sales
   Canada                                                  $    --        $ 3,257       $14,267
   U.S.                                                     56,374         51,175        41,030
                                                           -------        -------       -------
                                                            56,374        $54,432       $55,297
                                                           =======        =======       =======

Results of Mining Operations
   Canada                                                  $    --        $  (476)      $   554
   U.S.                                                      4,512          3,024           479
                                                           -------        -------       -------
                                                             4,512        $ 2,548       $ 1,033
                                                           =======        =======       =======
                                                                             1995          1994
- -----------------------------------------------------------------------------------------------
Identifiable assets
   Canada                                                                 $39,450       $45,156
   U.S.                                                                    48,475        53,670
                                                                          -------       -------
                                                                          $87,925       $98,826
                                                                          =======       =======

20.  RETIREMENT PLANS

The company provides a voluntary money purchase retirement plan to permanent Canadian employees to which the company makes contributions, depending on length of employment, from 2 percent to 4 percent of salary. The company's contribution in 1995 was $35,500 (1994 - $33,300).

The company provides a voluntary retirement plan to permanent U.S. employees to which the company makes contributions, depending on length of employment, from 2 percent to 4 percent of salary. The company's contribution in 1995 was US$113,200 (1994 - US$12,400).


21.  CONTINGENCIES AND COMMITMENTS

A) The Company is committed to U.S. dollar payments under certain operating leases for mining equipment. Future payments under these leases in each of the next five years and in the aggregate are:

                                                                     Cdn. $000's
                                                     U.S. $000's      Equivalent
- --------------------------------------------------------------------------------
1996                                                       1,998           2,727
1997                                                       1,998           2,727
1998                                                       1,055           1,440
1999                                                          --              --
                                                          ------          ------
                                                          $5,051          $6,894
                                                          ======          ======

Letters of credit totalling US$2.8 million (1994-US$3.5 million) have been provided as security under these mine equipment operating leases.

The company is also committed to payments under a lease for office space ending May 31, 1997. Annual payments under the lease, net of subtenancy receipts, are $487,000.

B) As part of its gold hedging program, the company has entered into agreements with major financial institutions to deliver gold. Realization under these agreements is dependent upon the ability of those financial institutions to perform in accordance with the terms of the agreements. As at December 31, 1995, the company's consolidated hedging program consists of:

     (i) forward sales contracts totalling 12,000 ounces for deliveries up to December 27, 1996, at an average price of US$383.33 per ounce;

     (ii) matching option contracts for 19,000 ounces of gold under which the company can require the financial institution to buy gold at US$392 per ounce, while the financial institution can require the company to sell the same number of ounces at US$465 per ounce. These options have various expiry dates during 1996 and result in no net cost to the company.


22.  SUBSEQUENT EVENT

Subsequent to the end of the year, the company, through its subsidiary, has arranged a secured stand-by credit facility. The facility is available for drawdown until December 31, 1996, in dollars or as a gold loan, to a maximum of US$13.0 million or the gold ounce equivalent thereof (not to exceed 35,000 ounces). Drawdowns under the facility bear interest at LIBOR plus 1.60 percent for dollar loans and gold lease rates plus 1.60 percent for gold loans. The loan is repayable in seven semi-annual instalments commencing the earlier of 12 months after the first drawdown or June 30, 1997. In the event, the company generates cash surpluses after debt service, it is required to make annual prepayments equal to 25 percent of its Excess Cash flow, up to a maximum of US$2.5 million annually and US$5.0 million in aggregate.

In addition to the loan facility, the company has also arranged a hedging facility for up to 275,000 ounces of gold for deliveries up to the year 2001. Both the hedging and credit facilities are secured by the assets at the Hycroft mine and parent company guarantee.

On February 29, 1996, the company entered into a Letter of Intent to enter into an Option Agreement with L. B. Mining Company to acquire the Guariche gold project in Southeastern Venezuela. Subject to due diligence and the company satisfying itself that, during the four-month option period, the project contains 500,000 ounces of proven and probable reserves, the company will acquire the property for US$15 million of which US$5 million is payable in Granges shares and the balance in cash. Additional proven and probable reserves above the 500,000 ounces will cost US$30 per ounce up to one million ounces.
Any excess above one million proven and probable ounces attract a 7.5 percent Net Smelter Royalty. The expenditure commitment is US$600,000 during the option period, an additional US$1.0 million within the first 12-month period after the property is acquired, and a further US$1.0 million within the following 12-month period.


23. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

The significant differences between generally accepted accounting principles
(GAAP) in Canada and in the United States are as follows:

A) Under Canadian GAAP, interest costs relating specifically to assets under construction may be capitalized during the construction period. When construction is completed, further interest costs are expensed. Under U.S. GAAP, interest to be capitalized for qualifying assets is intended to be that portion of the interest cost incurred during the assets' acquisition periods that theoretically could have been avoided if expenditures for the assets had not been made.

B) Under Canadian GAAP, the amalgamation of Granges and Hycroft was treated in a manner similar to a pooling of interest. Under U.S. GAAP, the amalgamation does not meet the conditions for pooling of interest. Accordingly, the transaction would be treated as a purchase under U.S. GAAP with the excess of proceeds over the net book value of Hycroft's net assets allocated to mineral properties.

C) Under Canadian corporate law, the company underwent a capital reduction in connection with the amalgamation of Granges and Hycroft whereby share capital and contributed surplus were reduced to eliminate the consolidated accumulated deficit of Granges as of December 31, 1994, after giving effect to the estimated costs of the amalgamation. Under U.S. corporate law, no such transaction is available and accordingly is not allowed under U.S. GAAP.

D) Under Canadian GAAP, corporate income taxes are accounted for using the deferral method of income tax allocation. Under this method, deferred income taxes represent a deferral to future periods of a benefit obtained or expenditures incurred currently, and are accordingly computed at current tax rates without subsequent adjustment to the accumulated balance to reflect changes in tax rates. Deferred taxes are provided on differences between accounting and taxable income due to the difference in timing of recognition of items for accounting and tax purposes ("timing differences"). Under U.S. GAAP, corporate income taxes are accounted for using the liability method of income tax allocation. Under this method, deferred income taxes are considered to reflect the recognition in the current period of taxes expected to be payable or recoverable in a future period, and accordingly, the accumulated tax allocation balance is adjusted in future periods to reflect changes in tax rates. Deferred taxes are provided on "temporary differences", which is a broader concept than "timing differences." Under U.S. GAAP, deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As at December 31, 1994 any deferred tax assets to be recognized would have been offset by a valuation allowance. Under US GAAP, the excess of purchase price over net book value acquired would be tax affected giving rise to a credit to deferred income taxes and a debit to mineral properties. This would result in a corresponding reduction in the valuation allowance with the resulting credit being allocated against mineral properties. At December 31, 1995, the Company's deferred tax would be as follows:

                                                                 1995
                                                              -------
          Deferred taxes arising on:
               Operating losses                                $4,462
               Excess purchase price                          (13,469)
               Temporary tax and book basis difference         13,669
                                                               ------
                  Subtotal                                      4,662
                  Valuation allowance                          (4,662)
                                                               ------
                                                          $      nil
                                                          ==========


E) Under U.S. GAAP, the settlement of Mining taxes described in Note 4 is a current year's expense.

The significant differences in the consolidated statements of earnings and deficit relative to U.S. GAAP were as follows:

                                                                           Year ended December 31
                                                      ---------------------------------------------------

                                                             1995                 1994                1993
                                                             ----                 ----                ----
Net earnings following Canadian GAAP                       $2,948               $6,985              $2,761
Net interest capitalized (amortized) (Note A)                (29)                 (36)                  55
Depreciation of excess of proceeds over net book
   value of assets on amalgamation (Note B)               (3,629)                   --                  --
Other Item
   Settlement of Mining Taxes (Note E)                      (256)                   --                  --
                                                         --------             --------            --------

Net earnings (loss), following U.S. GAAP                    (966)                6,949               2,816

Deficit, beginning of year following U.S. GAAP           (73,699)             (80,648)            (83,464)
                                                        ---------            ---------           ---------

Deficit, end of year following U.S. GAAP                $(74,665)            $(73,699)           $(80,648)
                                                        =========            =========           =========

Primary earnings (loss) per share                       $  (0.02)             $   0.20            $   0.08
                                                        =========             ========            ========

The significant differences in the balance sheet as at December 31, 1995 relative to U.S. GAAP were:

                                                      Per Cdn.         Cdn./U.S.              Per U.S.
                                                          GAAP              Adj.                  GAAP
                                                          ----              ----                  ----
Current assets                                         $38,104                                  38,361
Investments                                              5,808                                   5,808
Property, plant and equipment                           43,756        31,535/(A),(B)/           75,291
                                                       -------                                --------
                                                       $87,668                                $119,460
                                                       =======                                ========

Current liabilities                                      8,518                                   8,518
Provision for reclamation and future closure costs       4,654                                   4,654
                                                       -------                                --------
                                                        13,172                                  13,172

Common shares 73,980                            104,785/(B),(C)/       178,765
Contributed surplus                                         --         3,803/(C)/                3,803
Retained earnings (deficit)                              1,923      (77,053)/(A),(B),(C)/     (74,873)
Currency translation adjustment                         (1,407)                                (1,407)
                                                       -------                                --------
                                                        87,668                                 119,460
                                                       =======                                ========

Cash flows for the company under Canadian GAAP are presented in the consolidated statement of changes in cash resources. Under Canadian GAAP all financing and investment activities are presented on the face of the statement. Under U.S. GAAP only cash transactions are presented, with non-cash transactions disclosed separately. The gain on the sale of the company's base metal properties was a non-cash transaction. Accordingly, under U.S. GAAP the proceeds from the sale of mineral properties and marketable securities and the purchase of investments would both be reduced by $6,718,750, the value of the non-cash transaction. The company is not aware of any differences between Canadian and U.S. GAAP in classifications among categories within the cash flow statement.

Supplemental Disclosures of Cash Flow Information

                                                      1995        1994      1993
- --------------------------------------------------------------------------------
Cash paid during the year for:

Interest                                             $ 203      $ 157     $ 516
Income taxes                                           264        416        33

                               SCHEDULE OF EXHIBITS
          Exhibit
          Number                                    Exhibits                        Page
    -------------------------------------------------------------------------------------
    3.1  Restated Certificate of Incorporation of the Company, dated January 3,
         1990 (filed as Exhibit 3.2 to the Company's quarterly report on
         Form 10-Q for the quarter ended December 31, 1989, and incorporated herein by reference).

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

    4.4 Indenture dated as of November 10, 1995 between the Company and Chemical Bank as Trustee (filed as Exhibit 4.1 to the Company's
         Registration Statement on Form S-3 (33-65165) as filed with the Commission on December 19, 1995 under the Securities Act of 1933 and incorporated herein by reference).

    4.5  Escrow and Pledge Agreement dated as of November 10, 1995 between the
         Company and Chemical Bank as Trustee and Chemical Bank as Escrow Agent
         (filed as Exhibit 4.2 to the Company's Registration Statement on Form
         S-3 (33-65165) as filed with the Commission on December 19, 1995 and incorporated herein by reference).

    4.6 Special Warrant Indenture dated November 9, 1995 between the Company and The Montreal Trust Company of Canada containing terms and conditions governing the issue and exercise of special debenture warrants exercisable for 7% Exchangeable Debentures due October 25, 2000 of the Company (filed as Exhibit 99.2 to the Company's Registration Statement on Form S-3 (33-65165) as filed with the Commission on December 19, 1995 and incorporated herein by reference).

    4.7 Loan Agreement dated as of November 27, 1995 between the Company and First Marathon Inc. (filed as Exhibit 99.5 to the Company's Registration Statement on Form S-3 (33-65165) as filed with the Commission on December 19, 1995 and incorporated herein by reference).

    4.8 Pledge Agreement dated as of November 27, 1995 between the Company and First Marathon Inc. (filed as Exhibit 99.6 to the Company's Registration Statement on Form S-3 (33-65165) as filed with the Commission on December 19, 1995 and incorporated herein by reference).

   10.1  Atlas Corporation Management Incentive Compensation Plan (filed as
         Exhibit 10.2 to the Company's annual report on Form 10-K (file no. 1-
         2714) for the fiscal year ended June 30, 1981 and incorporated herein by reference).

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

   10.15 Amendment dated as of August 28, 1995 to the employment agreement made as of September 22, 1993, between the Company and David J. Birkenshaw (filed as exhibit 10.15 to the Company's annual report on Form 10-K for the year ended June 30, 1995 and incorporated herein by reference).

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

   10.25 Agreement dated February 24, 1995 between the Company and Granges Inc. to vote the common shares of Granges Inc., held by the Company, in favor of the proposed amalgamation of Granges Inc. and Hycroft Resources & Development Corporation. (filed as exhibit 10.25 to the Company's annual report on Form 10-K for the year ended June 30, 1995 and incorporated herein by reference).

   10.26 Atlas Subscription Agreement dated March 9, 1995 between the Company and Dakota Mining Corporation. (filed as exhibit 10.26 to the Company's annual report on Form 10-K for the year ended June 30, 1995 and incorporated herein by reference).

   10.27 Amendment dated September 15, 1995 to the employment agreement made as of February 17, 1995 between the Company and Richard E. Blubaugh. (filed as exhibit 10.27 to the Company's annual report on Form 10-K for the year ended June 30, 1995 and incorporated herein by reference).

   10.28  Employment Agreement dated June 1, 1995 between the Company and Gerald
          E. Davis (filed as exhibit 10.28 to the Company's annual report on Form 10-K for the year ended June 30, 1995 and incorporated herein by reference).

   10.29 Amendment dated September 20, 1995 to the employment agreement dated June 1, 1995 between the Company and Gerald E. Davis (filed as exhibit
          10.29 to the Company's annual report on Form 10-K for the year ended June 30, 1995 and incorporated herein by reference).

   10.30 Underwriting Agreement dated as of October 25, 1995 by and among the Company, Yorkton Securities Inc. and First Marathon Securities

          Ltd. regarding the distribution of special debenture warrants exercisable for 7% Exchangeable Debentures due October 25, 2000 of the Company (filed as Exhibit 99.1 to the Company's Registration Statement on Form S-3 (33-65165) as filed with the Commission on December 19, 1995 and incorporated herein by reference).

   10.31 Granges Registration Agreement dated as of November 10, 1995 between the Company and Granges Inc. (filed as Exhibit 99.3 to the Company's Registration Statement on Form S-3 (33-65165) as filed with the Commission on December 19, 1995 and incorporated herein by reference).

   10.32 Indemnification Agreement dated as of November 15, 1995 between the Company and Granges Inc. (filed as Exhibit 99.4 to the Company's Registration Statement on Form S-3 (33-65165) as filed with the Commission on December 19, 1995 and incorporated herein by reference).

   10.33 Option Agreement between the Company and Harvest Gold Corporation signed September 13, 1995 (filed as Exhibit 99.7 to the Company's Registration Statement on Form S-3 (33-65165) as filed with the Commission on December 19, 1995 and incorporated herein by reference).

   10.34 Purchase and Sale Agreement dated October 25, 1995 between the Company and Independence Mining Company Inc. (filed as Exhibit 99.8 to the Company's Registration Statement on Form S-3 (33-65165) as filed with the Commission on December 19, 1995 and incorporated herein by reference).

   10.35 Registration Rights Agreement dated October 25, 1995 between the Company and Independence Mining Company Inc. (filed as Exhibit 99.9 to the Company's Registration Statement on Form S-3 (33-65165) as filed with the Commission on December 19, 1995 and incorporated herein by reference).

   10.36 Agreement between the Company and Brown & Root, Inc. dated October 23, 1995 (filed as Exhibit 99.10 to the Company's Registration Statement on Form S-3 (33-65165) as filed with the Commission on December 19, 1995 and incorporated herein by reference).

   10.37 Mining Venture Agreement with Granges (U.S.), Inc. dated September 29, 1995

   10.38 Business combination agreement with MSV Resources Inc. dated March 5, 1996

   21     Subsidiaries of the Company

   23     Consent of Independent Auditors