Form 10-Q
period 1996-03-31
ATLAS CORP
filed 1996-05-15
CIK 8302

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               FORM 10-Q

COMMISSION FILE NO. 1-2714

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1996
                                                --------------

                                      or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the transition period from
                                                ------------------
                                             to
                                                ------------------

                               ATLAS CORPORATION
               -----------------------------------------
                (Exact name of registrant as specified
                           in its charter)


           DELAWARE                                              13-5503312
- -------------------------------                              ------------------
(State of other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

             370 Seventeenth Street, Suite 3050, Denver, CO 80202
             ----------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 303-629-2440
                              ------------------
                        (Registrant's telephone number,
                             including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X  No
                                      --    --

As of May 8, 1996, 20,092,270 shares of Common Stock, par value $1 per share, were issued and outstanding.

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
        --------------------

                               Atlas Corporation
                          Consolidated Balance Sheets
                                (In Thousands)



                                                       March 31,          December 31,
                                                         1996                1995
- -------------------------------------------------------------------------------------
                                                      (Unaudited)

ASSETS
Current assets:
 Cash and short-term investments                   $      9,348          $        1,607
 Cash held in escrow                                         --                  10,000
 Receivables                                                301                     365
 Inventories                                                250                     250
 Investments in marketable equity securities                 --                   3,629
 Prepaid expenses and other current assets                  209                     199
                                                   ------------          --------------
  Total current assets                                   10,118                  16,050
Property, plant and equipment                            51,190                  50,765
Less, accumulated depreciation, depletion,
 amortization and impairment                            (44,418)                (44,406)
                                                   ------------          --------------
                                                          6,772                   6,359

Investment in unconsolidated subsidiary (Note 5)         23,027                  23,756
Restricted cash securities                                5,376                   5,367
Other assets                                              1,762                   1,508
                                                   ------------          --------------
                                                   $     47,055          $       53,040
                                                   ============          ==============
LIABILITIES
Current liabilities:
  Trade accounts payable                           $        173          $        1,597
  Accrued liabilities                                     2,646                   2,798
  Short-term notes payable                                   --                   2,000
                                                   ------------          --------------
   Total current liabilities                              2,819                   6,395

Long-term debt                                          13,500                  13,500
Other long-term liabilities                              9,365                  10,184

Minority Interest                                          729                     818

Commitments and contingencies (Note 4)

STOCKHOLDERS' EQUITY
Common Stock                                            20,092                  20,035
Capital in excess of par value                          69,277                  69,248
Retained deficit                                       (68,594)                (67,482)
Currency translation adjustment                           (133)                   (100)
Unrealized gain on marketable securities                    --                     442
                                                  ------------          --------------
  Total stockholders' equity                            20,642                  22,143
                                                  ------------          --------------
                                                  $     47,055          $       53,040
                                                  ============          ==============


See notes to consolidated financial statements.

                               Atlas Corporation
                     Consolidated Statements of Operations
               (In Thousands, Except Per Share Data, Unaudited)

                                                               Three Months Ended
                                                                     March 31,
                                                               -------------------
                                                                 1996        1995
- ----------------------------------------------------------------------------------
Mining revenue                                                  $    --    $    --
Costs and expenses:
  Production costs                                                   --         --
  Shutdown and standby costs                                        282         --
  General and administrative expenses                             1,211        566
  Exploration and prospecting costs                                  89        324
                                                                -------    -------
    Gross Operating Loss                                         (1,582)      (890)

Other (income) and expense:
  Interest expense                                                  423         94
  Interest income                                                  (161)      (155)
  Equity in loss of unconsolidated subsidiary (Note 5)              696        648
  Gain on sale of marketable securities                          (1,333)        --
  Other                                                              (6)        --
                                                                -------    -------
  Total other (income) and expense                                 (301)       507
                                                                -------    -------
    Loss from continuing operations before income taxes
    and minority interest                                        (1,201)    (1,477)

Provision for income taxes                                           --         --
                                                                -------    -------
    Loss from continuing operations before minority interest     (1,201)    (1,477)

    Minority interest in net loss of subsidiary                      89         --
                                                                -------    -------
    Net loss                                                    $(1,112)   $(1,477)
                                                                =======    =======

Per share of common stock:
  Net loss                                                      $ (0.06)   $ (0.08)
                                                                =======    =======

Average number of common shares outstanding                      20,050     18,574
                                                                =======    =======

See notes to consolidated financial statements.

                               Atlas Corporation
                     Consolidated Statement of Cash Flows
                           (In Thousands, Unaudited)

                                                                Three Months Ended
                                                                      March 31,
                                                               --------------------
                                                                 1996        1995
- -----------------------------------------------------------------------------------
Operating activities
  Net loss                                                     $ (1,112)  $ (1,477)
Add (deduct) non-cash items:
  Depreciation, depletion, amortization                               8          7
  Equity in loss of unconsolidated subsidiary                       696        648
  Forfeiture of deposit                                              --        525
  Gain on sale of marketable securities                          (1,333)        --
  Other                                                              (3)        22
  Shutdown and standby costs                                         --        (76)
  Net change in non-cash items related to operations (Note 3)    (1,535)    (1,796)
                                                               --------   --------
    Cash used in continuing operations                           (3,279)    (2,147)
                                                               --------   --------
From discontinued operations:
  Change in receivables                                              --        400
  Change in estimated uranium reclamation costs                    (785)      (364)
                                                               --------   --------
    Cash provided by (used in) discontinued operations             (785)        36
                                                               --------   --------
    Cash used in operating activities                            (4,064)    (2,111)
                                                               --------   --------

Investing activities:
  Additions to property, plant and equipment                       (422)      (168)
  Proceeds from issuance of debt released from escrow            10,000         --
  Investment in marketable securities                                --     (3,000)
  Proceeds from sale of marketable securities                     4,520         --
  Other                                                              --        (25)
                                                               --------   --------
    Cash provided by (used in) investing activities              14,098     (3,193)
                                                               --------   --------

Financing activities:
  Repayment of short-term note                                   (2,000)        --
  Costs associated with issuance of debt                           (283)        --
                                                               --------   --------
    Cash used in financing activities                            (2,283)        --
                                                               --------   --------
Increase (decrease) in cash and cash equivalents                  7,751     (5,304)
Cash and cash equivalents:
  Beginning of period                                             1,607     11,789
                                                               --------   --------
  End of period                                                $  9,358   $  6,485
                                                               ========   ========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. There has not been any change in the Company's significant accounting policies for the periods presented.

   In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results for these interim periods are not necessarily indicative of results for the entire year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report of Form 10-K for the fiscal year ended December 31, 1995.

2. There has been no dilution of earnings per share as a result of the exercise of Option Warrants to Purchase Common Stock or stock options during the periods presented.

3. The components of the net change in items other than cash related to operating activities as reflected in the Consolidated Statements of Cash Flows are as follows:



                                                  Three Months Ended
                                                       March 31,
                                              --------------------------
                                                 1996            1995
                                              ----------      ----------

Add (deduct) items other than cash:
  Trade accounts and other receivables        $       64      $     (30)
  Inventories                                         --            366
  Prepaid expenses and other current assets          (10)            14
  Other assets                                        20            (26)
  Trade accounts payable                          (1,423)          (345)
  Accrued liabilities                                268         (1,760)
  Other long-term liabilities                       (454)           (15)
                                              ----------      ---------
                                              $   (1,535)     $  (1,796)
                                              ==========      =========


4. The Company is obligated to decommission and reclaim its uranium mill site located near Moab, Utah. The Company discontinued its uranium operations and permanently shut down its uranium operations in 1987 and accrued estimated shut-down and reclamation costs of $17,406,000. The balance of this accrual at March 31, 1996 was $3,728,000, $800,000 of which is included in current liabilities. Title X of "The Comprehensive National Energy Policy Act" ("Title X"), enacted in October 1992, provides for the reimbursement of decommissioning and reclamation expenses related to uranium sites with tailings generated by Atomic Energy Commission (AEC) contracts. The Company's uranium reclamation costs will be reduced by this government cost sharing program as 56% of its tailings were generated under AEC contracts. The Company believes the accrual, when combined with anticipated reimbursements under the Title X program, is sufficient to cover future reclamation costs.

    The Company has submitted three claims to the Department of Energy ("DOE") under Title X for reclamation costs incurred from the fiscal year ended June 30, 1980 through March 31, 1996. The status of the three claims is as follows:


                                                                         Anticipated
                                                                          Reimburse           Actual Reim-
                               Gross Claim        Gross Amount             -ment               bursement          Anticipated
 Claim Date                      Amount             Approved             Receivable             Payments          Balance Due
- ------------------------------------------------------------------------------------------------------------------------------------

 July 7, 1994                   $4,999,000        $   4,510,000           $2,530,000             $1,396,000         $1,134,000
 June 16, 1995                   3,638,000            2,627,000/1/         1,474,000                482,000            992,000
 May 1, 1996                     3,998,000                   --/2/         2,243,000                     --          2,243,000
- -----------------------------------------------------------------------------------------------------------------------------------
 Totals                                                                   $6,247,000             $1,878,000         $4,369,000
====================================================================================================================================


  /1/  Preliminary approval.
  /2/  Approval pending.

   Timing of the remaining payments for approved reimbursements is a function of Congressional appropriation of Title X funding.

5. The Company reports the financial results of Granges Inc., a Canadian mining company in which Atlas holds a 27.5% ownership interest, under the equity method. A summarized Statement of Operations (Unaudited, US dollars, Canadian GAAP, in thousands) of Granges for the three month periods ending March 31, 1996 and March 31, 1995 are set forth below:


                                                  March 31,   March 31,
                                                     1996       1995
                                                  ----------  ---------
        Revenue                                     $ 6,669     $11,702
        Cost of sales                                 5,616       8,812
        Depreciation, depletion & amortization        1,114         893
                                                    -------     -------
             Gross margin                           $   (61)    $ 1,997

        Net income (loss)                           $(1,966)    $ 1,050
                                                    =======     =======

  Under the equity method, the Company reported losses of $696,000 and $648,000 for the three month periods ended March 31, 1996 and 1995, respectively. The loss recorded for the three months ended March 31, 1995 was recorded on a three month lag, and therefore was based on Granges' loss for the three months ended December 31, 1994. Cost in excess of Atlas' share of Granges' net assets were allocated based upon their relative market value. Excess costs related to producing properties is being amortized on a unit of production (gold ounces) basis and is included in the reported loss.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Capital Resources and Liquidity

  The Company currently controls a 27.5% interest in Granges Inc., a Canadian gold mining company; three gold mining properties -- Gold Bar located in central Nevada, Musgrove Creek located in Idaho and Doby George located in northeast Nevada; the Tucker Hill perlite property; and has an option to purchase another gold mining property, Commonwealth, which is located in Arizona. The Company is also responsible for the reclamation of a uranium processing site located near Moab, Utah, and an asbestos site located near Coalinga, California.

  Granges Inc. and Exchangeable Debentures

  For the three months ended March 31, 1996, Granges reported revenue of $6.7 million and gold production of 16,200 ounces compared to revenue of $11.7 million and gold production of 27,500 ounces for the same period the previous fiscal year. The decrease in revenue was attributed to lower production from its Hycroft mine which was a result of lower than normal recovery from a clay-rich ore section combined with delayed recovery from a significant volume of run-of-mine ore where solution application was held up until haulage roads could be re-routed off of the fresh ore. Granges reported that direct operating costs increased form $218 per ounce for the three months ended March 31, 1995 to $562 per ounces for the same quarter of 1996. This increase was attributed to lower gold production and an increase in the carrying value of product inventory. Granges reported a net loss of $1,966,000, or $(.04) per share, for the three months ended March 31, 1996 compared to net income of $1,050,000, or $.03 per share, for the three months ended March 31, 1995.

  On November 10, 1995, the Company issued in escrow $10.0 million 7% Exchangeable Debentures ("Debentures") due October 25, 2000. Upon satisfaction by Atlas of certain registration and qualification requirements on February 8, 1996, the transaction closed, which released the Debentures and payment therefor. The holders of the Debentures have the right to exchange their Debentures, at any time prior to the repayment of the Debentures by the Company, for common shares of Granges currently held by the Company at a rate of 42.5 shares of Granges for each $100 of principal amount of Debentures surrendered for exchange. Atlas' current ownership in Granges of 27.5% would decrease to 18.3% following a complete exchange of the debentures.


  Gold Properties

  The Company intends to utilize a substantial portion of the proceeds from the exchangeable debentures to partially fund the resumption of mining operations at Atlas' Gold Bar Project, located in Eureka, Nevada. The project has a gold reserve of 2.7 million tons at an average grade of .070 ounces per ton, or 187,000 contained ounces. The Company signed an agreement in principal with a contract mining company that provides the terms for contract mining services as well as the terms under which the mining firm will guarantee $5 million in project financing. Resumption of mining will depend on finalization of the contract mining agreement, the obtaining of the requisite project financing and the establishment of an acceptable hedging program. Pending satisfactory resolution of these conditions, mining could resume in summer 1996. Should mining recommence, a six month period of overburden removal and stockpiling would be required prior to the resumption of milling activities. The current mine plan estimates total gold production of 187,000 contained ounces over a nominal three year period.

  On October 25, 1995, the Company acquired the Doby George property, located in Elko County, Nevada, from Independence Mining Company for 1.4 million shares of Common Stock and $400,000. The property has an indicated resource, as determined by an independent engineering report, of 3.7 million tons at an average grade of .06 ounces per ton. The Company anticipates the completion of a delineation and confirmation drilling program by the early summer 1996 on a portion of this resource. As part of the program designed to accelerate possible development of the property, the Company intends to submit a Plan of Operations to the appropriate federal and state agencies for permitting within the next six months. Significant environmental baseline data for the property has already been collected.

  In March 1996, Atlas was reassigned the Musgrove Creek property located in Idaho which had been leased, along with the Grassy Mountain property located in Oregon, during 1992 to another mining company. The Company is evaluating all available project information and is considering several options for advancing the property including exploration, joint ventures and sale.

  Perlite

  The Company is continuing to pursue development of the Tucker Hill Perlite Project. A final EIS was issued in April 1996 which resulted in the approval of the Company's plan of operations for the Tucker Hill perlite quarrying operation. Upon completion of required archeological testing and final approval of the associated mitigation plan, construction will be completed with production targeted for late summer.

  On January 16, 1996, Atlas announced that it had entered into a letter of intent providing for the purchase by Phoenix Financial Holdings Inc., a Canadian company in which Atlas has a 51% ownership interest, of the Tucker Hill Project in return for $1 million cash, the equivalent of $1 million in Phoenix common shares and a 2% royalty (as a result of which Atlas will hold a 67% interest in Phoenix). The purchase has been approved by a committee of independent Phoenix board members but is awaiting regulatory approval and approval by a majority of the minority shareholders of Phoenix at its annual general meeting scheduled for June 1996.

  Reclamation Activities

  On January 30, 1996, the Nuclear Regulatory Commission ("NRC"), the federal agency responsible for overseeing decommissioning and reclamation of Atlas' uranium site located outside of Moab, Utah, released for public comment a draft Environmental Impact Statement

  ("EIS") and draft Technical Evaluation Report ("TER") on reclamation of the site. The documents assess Atlas' final reclamation plan for the tailings pile generated by Atlas' uranium mill from 1956 to 1984. The NRC will use the EIS, which was prepared by an independent third party contractor, to evaluate environmental impacts of Atlas' proposal for reclamation of the tailings in place. The final EIS and associated TER (Record of Decision) should be available mid-to-late 1996, following the NRC's incorporation of its responses to public comments. The NRC staff's preliminary conclusion is that the Atlas' proposal for reclaiming the tailings at the existing location is an acceptable alternative and meets all technical and economic criteria.

  Remedial activities at the Company's asbestos mine and millsite located near Coalinga, California, which began in October of 1994, were substantially completed in the fall of 1995. The project is currently awaiting final inspection and approval. The Company believes that its existing accrual is adequate to cover future remediation costs.

  Liquidity

  Working capital was $7,299,000 at March 31, 1996 and $4,329,000 at March 31, 1995. The Company's current ratio at March 31, 1996 was 3.59 to 1, compared to 2.54 to 1 at March 31, 1995. The increase in working capital reflects the proceeds from the March 9, 1996 sale of 2.4 million Dakota Mining Corporation common shares and the remaining proceeds from the exchangeable debenture.

  During the last quarter the Company funded its operating losses, working capital requirements, and other capital needs from the net proceeds of the $10.0 million exchangeable debenture and from the sale of its investment in Dakota Mining Corp. Future capital requirements will be satisfied through existing cash reserves, project financing, as well as the sale of other assets and/or existing working capital. Longer term capital requirements will be funded from future operating cash flows and, as required, from the issuance of additional debt or equity and/or the sale of other assets.

Results of Operations

  Due to the suspension of Gold Bar milling operations in September 1994, the Company had no mining revenue or gold production for the three months ended March 31, 1996 or 1995.

  Estimated shutdown and standby costs of $282,000 were charged to operations for the three month period ended March 31, 1996. No charges were recorded in the corresponding period of the prior year because estimated shutdown costs for the period from September 1994 through the end of the fiscal year (June 30, 1995) were accrued when milling operations were suspended. Due to the anticipated resumption of operations at the Gold Bar facility, standby costs for future periods have not been accrued.

  Exploration costs decreased from $324,000 to $89,000, or by 73%, from the three months ended March 31, 1995 to the three months ended March 31, 1996. This decrease reflects a four person reduction in the exploration staff and the current focus of the exploration staff on projects with near term development potential, the associated costs of which are being capitalized.

  General and administrative expenses increased from $566,000 to $1,211,000, or by 114%, for the three months ended March 31, 1996 from the three months ended March 31, 1995. This increase was a result of employee bonuses, the additional general and administrative costs resulting from the consolidation of Phoenix, which was acquired in November 1995, an intensified property acquisition program, and the costs associated with the relocation of the corporate office.

  The Company's capital expenditures in the quarter ended March 31, 1996, of $422,000, were for development of the Tucker Hill, Doby George, and Commonwealth properties. Capital expenditures for the quarter ended March 31, 1995, of $168,000, were for the Company's Gold Bar Project and the development of its Tucker Hill Perlite Project.

Business Combination with MSV Resources Inc.

  The Company announced on March 6, 1996 that it had agreed to merge with MSV Resources Inc. ("MSV"), a Canadian mining company, through a share exchange tender offer. Atlas was notified by MSV on April 11, 1996 that there had been a change in both the management and Board composition of the company and was subsequently notified on April 12, 1996 that MSV was terminating all further discussions regarding a possible business combination. Atlas considers certain actions by MSV to constitute a breach of the publicly announced merger agreement, and intends to explore available avenues of legal redress.

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

        None

Item 5. Other Information
        -----------------

        None


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        a.   Exhibits
             None

        b.   Reports on Form 8-K

             Report on Form 8-K dated January 22, 1996 containing the Company's news release with respect to its sale to Phoenix Financial Holdings of the Tucker Hill Project.

             Report on Form 8-K dated January 31, 1996 containing the Company's news release with respect to the release of the draft EIS and TER for the Moab, Utah uranium processing site.

             Report on Form 8-K dated March 8, 1996 containing the Company's news release with respect to the signing of a merger agreement with MSV Resources Inc.

             Report on Form 8-K dated March 25, 1996 containing the Company's news release with respect to the revision of the March 8, 1996 merger agreement with MSV Resources Inc.

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


                                 ATLAS CORPORATION
                                 -----------------
                                 (Registrant)

                                   /s/ Gerald E. Davis
                                  -------------------------------
                                 Gerald E. Davis
                                 President

Date: May 15, 1995
      ------------