Form 10-K/A
period 1996-04-15
ATLAS CORP
filed 1996-07-12
CIK 8302

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-K/A

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


The undersigned registrant hereby amends the following items of its Transition Annual Report on Form 10-K for the fiscal year ended December 31, 1995 as set forth in the pages attached hereto:

     (List of such items, financial statements, exhibits or other portion amended)

1. ITEM 14. Exhibits, Financial statement schedules and reports on form 8-K is hereby amended by the deletion of such item in its entirety and the inclusion of the text attached hereto as Attachment A in replacement thereof.

Although Item 14 is, in accordance with Rule 12b-15, set forth in its entirety herein, it is noted that only the exhibits have been amended to include Exhibit 27, Article 5 Financial Data Schedule.

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

          27        Article 5 Financial Data Schedule

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


                               ATLAS CORPORATION


By:  /s/ Jerome C. Cain
     -------------------
     Jerome C. Cain
     Vice President--Finance
     Principal Financial Officer

Date: 7/12/96

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

   27     Article 5 Financial Data Schedule