Form 10-Q
period 1996-06-30
ATLAS CORP
filed 1996-08-14
CIK 8302

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


COMMISSION FILE NO. 1-2714

(Mark One)

(X)   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities

      Exchange Act of 1934 For the quarterly period ended  June 30, 1996
                                                           -------------

                                      or

(_) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from ________________________

                                             to  ________________________

                               ATLAS CORPORATION
                     --------------------------------------
                     (Exact name of registrant as specified
                                in its charter)

                 DELAWARE                                13-5503312
     -------------------------------                 ------------------
     (State or other jurisdiction of                 (I. R. S. Employer
     incorporation or organization)                   Identification No.)


             370 Seventeenth Street, Suite 3050, Denver, CO  80202
             -----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  303-629-2440
                             ----------------------
                        (Registrant's telephone number,
                              including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X  No__
                                      ---

     As of August 12, 1996, 20,092,270 shares of Common Stock, par value $1 per share, were issued and outstanding.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
        --------------------

                               ATLAS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                        June 30,           December 31,
                                                          1996                1995
- ---------------------------------------------------------------------------------------
                                                       (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalants                            $      6,738        $      1,607
  Cash held in escrow                                            --              10,000
  Receivables                                                   273                 365
  Inventories                                                   250                 250
  Investments in marketable equity securities                    --               3,629
  Prepaid expenses and other current assets                     217                 199
                                                      ---------------     ---------------
   Total current assets                                       7,478              16,050
                                                      ---------------     ---------------
Property, plant and equipment                                51,601              50,765
Less, accumulated depreciation, depletion,
 amortization and impairment                                (44,437)            (44,406)
                                                      ---------------     ---------------
                                                              7,164               6,359

Investment in unconsolidated subsidiary(Note 5)              22,001              23,756
Restricted cash and securities                                5,376               5,367
Other assets                                                  1,666               1,508
                                                      ---------------     ---------------
                                                       $     43,685        $     53,040
                                                      ===============     ===============

LIABILITIES
Current liabilities:
 Trade accounts payable                                $        266        $      1,597
 Accrued liabilities                                          2,748               2,798
 Short-term notes payable                                        --               2,000
                                                      ---------------     ---------------
  Total current liabilities                                   3,014               6,395

Long-term debt                                               13,500              13,500
Other long-term liabilities                                   8,884              10,184

Minority Interest                                               634                 818

Commitments and contingencies (Note 4)

STOCKHOLDERS' EQUITY
Common stock                                                 20,092              20,035
Capital in excess of par value                               69,277              69,248
Retained deficit                                            (71,583)            (67,482)
Currency translation adjustment                                (133)               (100)
Unrealized gain on marketable securities                         --                 442
                                                      ---------------     ---------------
 Total stockholders' equity                                  17,653              22,143
                                                      ---------------     ---------------
                                                       $     43,685        $     53,040
                                                      ===============     ===============

See notes to consolidated financial statements.

                               ATLAS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (In Thousands, Except Per Share Data, Unaudited)

                                                         Three Months Ended                 Six Months Ended
                                                              June 30,                           June 30,
                                                    -------------------------------    ----------------------------
                                                       1996              1995             1996            1995
- -------------------------------------------------------------------------------------------------------------------
Mining revenue                                      $        --       $        --      $        --     $        --
Costs and expenses:
  Production costs                                           --                --               --              --
  Shutdown and standby costs                                279               210              561             210
  General and administrative expenses                     1,635               803            2,846           1,370
  Exploration and prospecting costs                          79               482              168             806
                                                    ------------      ------------     ------------    ------------

    Gross Operating Loss                                 (1,993)           (1,495)          (3,575)         (2,386)

Other (income) and expense:
  Interest expense                                          214                 4              637              98
  Interest income                                          (168)             (152)            (329)           (307)
  Equity in loss of unconsolidated
    subsidiary (Note 5)                                   1,026               349            1,722             997
  Impairment of investment in unconsolidated
    subsidiary (Note 5)                                      --            11,419               --          11,419
  Gain on sale of marketable securities                      --                --           (1,333)             --
  Other                                                      19                 1               13              --
                                                    ------------      ------------     ------------    ------------
    Loss from continuing operations before income
    taxes and minority interest                          (3,084)          (13,116)          (4,285)        (14,593)

Provision for income taxes                                   --                --               --              --
                                                    ------------      ------------     ------------    ------------
    Loss from continuing operations before minority
    interest                                             (3,084)          (13,116)          (4,285)        (14,593)

Loss from discontinued operations                            --              (225)              --            (225)
                                                    ------------      ------------     ------------    ------------

    Loss before minority interest                        (3,084)          (13,341)          (4,285)        (14,818)

Minority interest in net loss of subsidiary                  95                --              184              --
                                                    ------------      ------------     ------------    ------------
     Net loss                                       $    (2,989)      $   (13,341)     $    (4,101)    $   (14,818
                                                    ============      ============     ============    ============
Per share of common stock:
  Loss from continuing operations                   $     (0.15)      $     (0.71)     $     (0.20)    $     (0.79)
  Loss from discountinued operations                         --             (0.01)              --           (0.O1)
                                                    ------------      ------------     ------------    ------------
  Net loss                                          $     (0.15)      $     (0.72)     $     (0.20)    $     (O.80)
                                                    ============      ============     ============    ============
Average number of common
 shares outstanding                                      20,092            18,578           20,071          18,576
                                                    ============      ============     ============    ============

See notes to consolidated financial statements.
                                                                    PAGE 3 OF 13

                               ATLAS CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                           (In Thousands, Unaudited)

                                                                           Six Months Ended
                                                                               June 30,
                                                                  ------------------------------------
                                                                        1996                1995
- ------------------------------------------------------------------------------------------------------
Operating activities
  Net loss                                                          $     (4,101)        $    (14,818)
  Loss from discontinued operations                                           --                  225
Add (deduct) non-cash items:
  Depreciation, depletion, amortization                                       28                   16
  Equity in loss of unconsolidated subsidiary                              1,722                  997
  Writedown of investment in unconsolidated subsidiary                        --               11,419
  Forfeiture of deposit                                                       --                  525
  Gain on sale of marketable securities                                   (1,333)                  --
  Other                                                                      (99)                 340
  Shutdown and standby costs                                                  --                 (584)
  Net change in non-cash items
   related to operations (Note 3)                                         (1,559)                (906)
                                                                  ---------------      ---------------
     Cash used in continuing operations                                   (5,342)              (2,786)
                                                                  ---------------      ---------------
From discontinued operations:
  Operating loss                                                              --                 (225)
  Change in receivables                                                       --                  400
  Change in accrued liabilities                                               --                  123
  Change in other liabilities, long-term                                      --                  102
  Change in estimated uranium reclamation costs                           (1,215)                (751)
                                                                  ---------------      ---------------
     Cash used in discontinued operations                                 (1,215)                (351)
                                                                  ---------------      ---------------
     Cash used in operating activities                                    (6,557)              (3,137)
                                                                  ---------------      ---------------

Investing activities:
  Fees paid in acquisition of unconsolidated subsidiary                       --                 (852)
  Additions to property, plant and equipment                                (832)                (297)
  Proceeds from issuance of debt released from escrow                     10,000                   --
  Investment in marketable securities                                         --               (3,007)
  Proceeds from sale of marketable securities                              4,520                   --
  Other                                                                       --                  (25)
                                                                  ---------------      ---------------
     Cash provided by (used in) investing activities                      13,688               (4,181)
                                                                  ---------------      ---------------

Financing activities:
  Repayment of short-term note                                            (2,000)                  --
  Other financing activities                                                  --                  (18)
                                                                  ---------------      ---------------
     Cash used in financing activities                                    (2,000)                 (18)
                                                                  ---------------      ---------------

Increase (decrease) in cash and cash equivalents                           5,131               (7,336)

Cash and cash equivalents:
    Beginning of period                                                    1,607               11,789
                                                                  ---------------      ---------------

    End of period                                                   $      6,738         $      4,453
                                                                  ===============      ===============

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

3. The components of the net change in items other than cash related to operating activities as reflected in the Consolidated Statements of Cash Flows are as follows:

                                                                      Six Months Ended
                                                                           June 30,
                                                                -------------------------------
                                                                     1996             1995
                                                                --------------    -------------
     Add (deduct) items other than cash:
        Trade accounts and other receivables                    $         92      $      (24)
        Iventories                                                        --             455
        Prepaid expenses and other current assets                        (18)             69
        Other assets                                                    (167)            502
        Trade accounts payable                                        (1,331)            (26)
        Accrued liabilities                                              (50)         (1,617)
        Other long-term liabilities                                      (85)           (265)
                                                                --------------    ------------
                                                                $    (1,559)      $     (906)
                                                                ==============    ============

4. The Company is obligated to decommission and reclaim its uranium mill site located near Moab, Utah. The Company discontinued its uranium operations and permanently shut down its uranium operations in 1987 and accrued estimated shut-down and reclamation costs of $17,406,000. The balance of this accrual at June 30, 1996 was $3,298,000, $800,000 of which is included in current liabilities. Title X of "The Comprehensive National Energy Policy Act" ("Title X"), enacted in October 1992, provides for the reimbursement of decommissioning and reclamation expenses related to uranium sites with tailings generated by Atomic Energy Commission (AEC) contracts. The Company's uranium reclamation costs will be reduced by this government cost sharing program as 56% of its tailings were generated under AEC contracts. The Company believes the accrual, when combined with anticipated reimbursements under the Title X program, is sufficient to cover future reclamation costs.

     The Company has submitted three claims to the Department of Energy ("DOE") under Title X for reclamation costs incurred from the fiscal year ended June 30, 1980 through March 31, 1996. The status of the three claims is as follows:

                                Gross         Anticipated         Actual
               Gross Claim     Amount        Reimbursement     Reimbursement    Anticipated
 Claim Date       Amount      Approved        Receivable         Payments      Balance Due
- -------------------------------------------------------------------------------------------
 July 7, 1994     $4,999,000  $4,510,000          $2,530,000       $1,396,000    $1,134,000
 June 16, 1995     3,638,000   2,627,000/1/        1,474,000          482,000       992,000
 May 1, 1996       3,998,000          --/2/        2,243,000               --     2,243,000
- -------------------------------------------------------------------------------------------
 Totals                                           $6,247,000       $1,878,000    $4,369,000
===========================================================================================

     /1/  Preliminary approval.
     /2/  Approval pending.

     Timing of the remaining payments for approved reimbursements is a function of Congressional appropriation of Title X funding.

5. The Company reports the financial results of Granges Inc., a Canadian mining company in which Atlas held a 27.5% ownership interest as of June 30, 1996, under the equity method. A summarized Statement of Operations (Unaudited, US dollars, Canadian GAAP, in thousands) of Granges for the six month periods ending June 30, 1996 and June 30, 1995 are set forth below:


                                                       June 30,   June 30,
                                                         1996       1995
                                                       --------   --------
             Revenue                                    $16,408    $21,728
             Cost of sales                               13,805     17,265
             Depreciation, depletion & amortization       4,394      1,866
                                                        -------    -------
                  Gross margin                          $(1,791)   $ 2,597

             Net income (loss)                          $(4,897)   $ 1,210
                                                        =======    =======

     Under the equity method, the Company reported losses of $1,722,000 and $997,000 for the six month periods ended June 30, 1996 and 1995, respectively. The loss recorded for the six months ended June 30,1995 also includes a loss for the three months ended December 31, 1994 as, prior to June 30, 1995, the Company recorded Granges' income on a three month lag. Cost in excess of Atlas' share of Granges' net assets were allocated based upon their relative market value. Excess costs related to producing properties is being amortized on a unit of production (gold ounces) basis and is included in the reported loss.

     In connection with the May 1, 1995 amalgamation of Granges Inc. and Hycroft Resources and Development Corporation, the Company re-evaluated its investment in Granges relative to the fair valued implied in the amalgamation and to known reserves in the Crofoot/Lewis mine. As a result, the Company recorded an $11,419,000 impairment of its investment in unconsolidated subsidiary as of June 30, 1995.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

CAPITAL RESOURCES AND LIQUIDITY

     The Company currently controls a 27.5% interest in Granges Inc., a Canadian gold mining company; three gold mining properties -- Gold Bar located in central Nevada, Musgrove Creek located in Idaho and Doby George located in northeast Nevada; the Tucker Hill perlite property; and has an option to purchase another gold mining property, Commonwealth, which is located in Arizona. The Company has signed a letter of intent with respect to the acquisition of certain mining properties in Bolivia (see below "Letter Agreement to Acquire Bolivian Mining Operations"). Due to the limited financial resources of the Company, it may not be able to finance the simultaneous development of all its properties. As a result, the Company will focus on those projects which will provide an immediate cash flow. The Company is also responsible for the reclamation of a uranium processing site located near Moab, Utah.

     GRANGES INC.

     For the six months ended June 30, 1996, Granges reported revenue of $16.4 million and gold production of 39,635 ounces compared to revenue of $21.7 million and gold production of 51,367 ounces for the same period the previous fiscal year. The decrease in revenue was reported by Granges to be attributed to lower production from its Hycroft mine which was a result of lower than normal recovery from a clay-rich ore section combined with delayed recovery from a significant volume of run-of-mine ore where solution application was held up until haulage roads could be re-routed off of the fresh ore. Granges reported a net loss of $4,897,000, or $.11 per share, for the six months ended June 30, 1996 compared to net income of $1,210,000, or $.03 per share, for the six months ended June 30, 1995.

     GOLD PROPERTIES

        The Gold Bar property, located in Eureka County, Nevada, has a gold reserve of 2.7 million tons at an average grade of .070 ounces per ton.
     The Company continues negotiations with Brown & Root pursuant to an October 1995 agreement in principle which set forth contract mining terms and provided for terms under which Brown & Root would guarantee up to $5.0 million in project financing subject to, among other items, the execution of an acceptable hedging agreement. To date, the Company has been unable to secure the full financing guarantee due to the current price of gold, but could, assuming a higher gold price and the completion of definitive agreements resume operations within four to six weeks following the signing of such agreement. Should mining recommence, a six month period of overburden removal and stockpiling would be required prior to the resumption of milling activities. The current mine plan estimates total gold production of 187,000 contained ounces over a nominal three year period.

     On October 25, 1995, the Company acquired the Doby George property, located in Elko County, Nevada, from Independence Mining Company for 1.4 million shares of Common Stock and $400,000. The property has an indicated resource, as determined by an independent engineering report, of 3.7 million tons at an average grade of .06 ounces per ton. The Company has completed an initial drilling program on the property and is conducting an internal feasibility study on the property. Initial results of the internal review have confirmed the mineralization and identified a new exploration target on the property. In order to make feasible the possible development of the property, the Company intends to submit a Plan of Operations to the appropriate federal and state agencies for permitting within the next three months. Significant environmental baseline data for the property has already been collected.

     In March 1996, Atlas was reassigned the Musgrove Creek property located in Idaho which had been leased, along with the Grassy Mountain property located in Oregon, in 1992 to another mining company. The Company is evaluating all available project information and is considering several options for development of the property including exploration, joint ventures and sale.

     PERLITE

          On January 16, 1996, Atlas announced that it had entered into a letter of intent providing for the purchase by Phoenix Financial Holdings Inc., a Canadian company in which Atlas has a 51% ownership interest, of Atlas Perlite Inc., a wholly owned subsidiary of the Company whose primary asset is the Tucker Hill Project, in return for $1 million cash, the equivalent of $1 million in Phoenix common shares and a 2% royalty (as a result of which Atlas will hold a 65% interest in Phoenix). The purchase has been approved by a committee of independent Phoenix board members but is awaiting approval by a majority of the minority shareholders of Phoenix at its annual general meeting scheduled for September 1996.

     The Company is continuing to pursue development of the Tucker Hill Perlite Project. A final EIS was issued in April 1996 which resulted in the approval of the Company's plan of operations for the Tucker Hill perlite quarrying operation. Construction of a 100,000 ton per year processing facility commenced in July and is scheduled to be completed in September, 1996. Commercial production is expected to commence in September 1996, after completion of required archeological testing and final approval of the associated mitigation plan. The Company is funding the approximately $1.3 million of construction and development costs from current working capital. Pursuant to the terms of the letter of intent, Phoenix would reimburse the Company for the cost of construction and development.

     On July 2, 1996, the Company signed a letter agreement with Armstrong World Industries, Inc. under which, subject to completion of a definitive agreement, Armstrong would purchase an estimated 40,000 tons of perlite annually for a five year period. The Company is currently in negotiations with other end users and anticipates that additional purchase agreements will be signed within the next three months.

     RECLAMATION ACTIVITIES

          On January 30, 1996, the Nuclear Regulatory Commission ("NRC"), the federal agency responsible for overseeing decommissioning and reclamation of Atlas' uranium site located outside of Moab, Utah, released for public comment a draft Environmental Impact Statement ("EIS") and draft Technical Evaluation Report ("TER") on reclamation of the site. The documents assess Atlas' final reclamation plan for the tailings pile generated by Atlas' uranium mill from 1956 to 1984. The NRC will use the EIS, which was prepared by an independent third party contractor, to evaluate environmental impacts of Atlas' proposal for reclamation of the tailings in place. The NRC staff's preliminary conclusion, as published in the EIS, is that the Atlas' proposal for reclaiming the tailings at the existing location is an acceptable alternative. Based upon review of the public comments and the results of additional studies funded by Atlas, the Company believes that the NRC staff's preliminary conclusion will be confirmed in the final Environmental Impact Statement and Technical Evaluation Report. The final Record of Decision should be available in late 1996, following the NRC's incorporation of its responses to public comments.


     LIQUIDITY

     Working capital was $4,464,000 at June 30, 1996 and $5,611,000 at June 30, 1995. The Company's current ratio at June 30, 1996 was 2.40 to 1, compared to 2.60 to 1 at June 30, 1995. The working capital position of the Company reflects the remaining proceeds from the sale of the Company's shareholdings in Dakota Mining Corporation and issuance of $10 million exchangeable 7% debentures. Working capital decreased by $2,835,000 during the quarter ended June 30, 1996 as a result of funding operating losses, capital expenditures and reclamation obligations.

     Future capital requirements will be satisfied through existing cash reserves, project financing, as well as the sale of other assets and/or existing working capital. Longer term capital requirements will be funded from any future operating cash flows and, as required, from the issuance of additional debt or equity and/or the sale of other assets.

RESULTS OF OPERATIONS

     Due to the suspension of Gold Bar milling operations in September 1994, the Company had no mining revenue or gold production for the six months ended June 30, 1996 or 1995.

     Estimated shutdown and standby costs of $279,000 and $561,000 were charged to operations for the three month period and six month period ended June 30, 1996, respectively, compared to $210,000 for the comparable periods in 1995. In September 1994, the Company recorded a charge of $1,275,000 for the estimated shutdown and standby costs to be incurred during the remainder of the fiscal year ended June 30, 1995. An additional charge of $210,000 was recorded during the final quarter of the fiscal year ended June 30, 1995 to reflect actual costs incurred.

     Exploration costs for the three and six month periods ending June 30, 1996 were $79,000 and $168,000, respectively, compared to $482,000 and $806,000 for the comparable periods in 1995. This decrease reflects a four person reduction in the exploration staff and the current focus of the exploration staff on projects with near term development potential, the associated costs of which are being capitalized.

     General and administrative expenses increased from $803,000 for the three months ended June 30, 1995 to $1,635,000 for the three months ended June 30, 1996, representing an increase of $832,000, or 104%. The increase is due to severance charges of $530,000 associated with the June 21, 1996 resignation of David J. Birkenshaw as Chairman and CEO of the Company and charges of approximately $300,000 reflecting costs associated with the proposed merger with MSV Resources Inc., the discussions for which were terminated on April 12, 1996. General and administrative expenses for the six months ended June 30, 1996 were $2,846,000 versus $1,370,000 for the six months ended June 30, 1995. The increase is attributable to the severance costs paid to David J. Birkenshaw, costs associated with the proposed merger with MSV Resources Inc., employee bonuses paid in the first quarter of 1996 and the addition of general and administrative costs incurred by the Company's 51%-owned subsidiary, Phoenix Financial Holdings Inc., which was acquired on November 29, 1995.

     Interest expense incurred during the three and six month periods ended June 30, 1996 were $214,000 and $637,000, respectively, compared to $4,000 and $98,000 for the three and six month periods ended June 30, 1995, respectively. The increase reflects the interest on the $10 million Exchangeable Debenture issued in October 1995 and interest on the $2.0 million short-term note payable to First Marathon Securities issued on November 29, 1995 and repaid on February 28, 1996.

     The Company's capital expenditures in the quarter ended June 30, 1996, of $410,000, were for development of the Tucker Hill, Doby George, and Commonwealth properties. Capital expenditures for the quarter ended June 30, 1995, of $129,000, were for the Company's Gold Bar Project and the development of Tucker Hill.

LETTER AGREEMENT TO ACQUIRE BOLIVIAN MINING OPERATIONS

     On August 5, 1996, the Company announced that it had entered into a Letter of Intent with Arimetco International Inc. and Suramco Metals, Inc. with respect to the purchase of 100% of Arisur, Inc., which is owned 50% by Arimetco and 50% by Suramco. Arisur owns the Andacaba and Don Francisco mines in Bolivia and has an option to acquire an 80% interest in the San Matias and Capillani mines, all of which are located in southern Bolivia. Atlas has 90 days to complete its due diligence investigation, which is currently underway. Consummation of the transaction is subject to the satisfactory completion of such due diligence, execution of a definitive agreement and any required regulatory or shareholder approvals.

     In connection with the proposed transaction, Atlas advanced $1.8 million to Arimetco, to be applied against the purchase price payable to Arimetco. If the proposed transaction is not consummated, the loan, which bears interest at 10% per annum, is repayable within 180 days and is secured by Arimetco's Sullivan gold/copper property in Nevada, Arimetco's 50% interest in Arisur and a corporate guarantee from Suramco.

     Andacaba is an operating silver, zinc and lead mine which is producing 220 tonnes per day for processing at its Don Roy mill. Andacaba is currently undergoing a mine and mill expansion which will increase its mining capacity to 400 tonnes per day and it's milling capacity to 460 tonnes per day. The mill expansion is scheduled to be completed by the end of the year. Ore from the Don Francisco zinc mine, which commenced mining operations on August 1, 1996 at a rate of 80 tons per day, is being hauled to the Don Roy mill for processing. The San Matias and Capillani silver, zinc, lead mines are scheduled to commence production in 1997 at a rate of 500 tonnes per day. Included in the option to purchase San Matias is a 900 tonne per day mill which will be used as a regional mill for the San Matias, Capillani and Don Francisco mines and for the tolling of other local ores. Arisur has offices in La Paz and Potosi and employs approximately 200 people.

     Atlas would fund the necessary capital requirements to develop and expand the Bolivian mining operations from Atlas' current working capital, cash flow from operations, current financing arrangements entered into by Arisur and additional project financing.


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

          None

Item 5.   Other Information
          -----------------

          None


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          a.   Exhibits
               None

          b.   Reports on Form 8-K

               Report on Form 8-K dated April 12, 1996 containing the Company's news release with respect to the termination of merger discussions with MSV Resources Inc.

               Report on Form 8-K dated June 25, 1996 containing the Company's news release with respect to the resignation of David J.Birkenshaw as the Company's Chairman and CEO.

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


                                        ATLAS CORPORATION
                                        -----------------
                                        (Registrant)

                                         /s/ Jerome C. Cain
                                        --------------------------
                                        Jerome C. Cain
                                        Vice President of Finance

Date:   August 14, 1996
      ----------------------------