Form 10-Q
period 1996-09-30
ATLAS CORP
filed 1996-11-14
CIK 8302

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

COMMISSION FILE NO. 1-2714

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the quarterly period ended  September 30, 1996
                                              -------------------

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


                                 303-629-2440
                        -------------------------------
                        (Registrant's telephone number,
                             including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X  No___
                                    ---

As of November 8, 1996, 24,115,333 shares of Common Stock, par value $1 per share, were issued and outstanding.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
        --------------------

                              ATLAS  CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                            September 30,         December 31,
                                                                1996                  1995
---------------------------------------------------------------------------------------------------
                                                             (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                 $      2,129       $      1,607
  Cash held in escrow                                                 --             10,000
  Accounts receivables                                               114                365
  Inventories                                                        250                250
  Investments in marketable equity securities                         --              3,629
  Prepaid expenses and other current assets                          288                199
                                                            ------------       ------------
    Total current assets                                           2,781             16,050
                                                            ------------       ------------
Property, plant and equipment                                     53,068             50,765
Less, accumulated depreciation, depletion,
 amortization and impairment                                     (44,447)           (44,406)
                                                            ------------       ------------
                                                                   8,621              6,359

Investment in unconsolidated subsidiary (Note 5)                  21,231             23,756
Restricted cash and securities                                     5,376              5,367
Other assets                                                       3,905              1,508
                                                            ------------       ------------
                                                            $     41,914       $     53,040
                                                            ============       ============

LIABILITIES
Current liabilities:
  Trade accounts payable                                    $        864       $      1,597
  Accrued liabilities                                              2,925              2,798
  Short-term notes payable                                            --              2,000
                                                           -------------       ------------
    Total current liabilities                                      3,789              6,395

Long-term debt                                                    13,500             13,500
Other liabilities, long term                                       9,186             10,184

Minority Interest                                                    562                818

Commitments and contingencies (Note 4)

STOCKHOLDERS' EQUITY
Common stock                                                      20,157             20,035
Capital in excess of par value                                    69,270             69,248
Retained deficit                                                 (74,417)           (67,482)
Currency translation adjustment                                     (133)              (100)
Unrealized gain on investments in equity securities                   --                442
                                                           -------------       ------------
     Total stockholders' equity                                   14,877             22,143
                                                           -------------       ------------
                                                           $      41,914       $     53,040
                                                           =============       ============

See notes to consolidated financial statements.

                               ATLAS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               (In Thousands, Except Per Share Data, Unaudited)

                                                                 Three Months Ended             Nine Months Ended
                                                                   September 30,                  September 30,
                                                           ----------------------------    ----------------------------
                                                             1996              1995          1996               1995
-----------------------------------------------------------------------------------------------------------------------
Mining revenue                                             $     --       $    --          $    --         $     --
Costs and expenses;
 Production costs                                                --            --               --               --
 Shutdown and standby costs                                     268           328              829              538
 General and administrative expenses                            746           766            3,592            2,136
 Exploration and prospecting costs                              968           159            1,136              965
                                                           --------       -------          -------         --------
   Gross Operating Loss                                      (1,982)       (1,253)          (5,557)          (3,639)

Other (income) and expense:
 Interest expense                                               317            94              954              192
 Interest income                                               (113)         (111)            (442)            (418)
 Equity in loss of unconsolidated
   subsidiary (Note 5)                                          770           507            2,492            1,504
 Impairment of investment in unconsolidated
   subsidiary (Note 5)                                           --            --               --           11,419
 Gain on sale of marketable securities                           --            --           (1,333)              --
 Other                                                          (50)           --              (37)              --
                                                           --------       -------          -------         --------
   Loss from continuing operations before income
   taxes and minority interest                               (2,906)       (1,743)          (7,191)         (16,336)

Provision for income taxes                                       --            --               --               --
                                                           --------       -------          -------         --------

   Loss from continuing operations before minority
   interest                                                  (2,906)       (1,743)          (7,191)         (16,336)

Minority interest in net loss subsidiary                         72            --              256               --
                                                           --------       -------          -------         --------

   Loss before discontinued operations                     $ (2,834)       (1,743)          (6,935)         (16,336)

Loss from discontinued operations                                --            --               --             (225)
                                                           --------       -------          -------         --------
   Net Loss                                                $ (2,834)       (1,743)          (6,935)         (16,336)
                                                           ========       =======          =======         ========
Per share of common stock:
 Loss from continuing operations                           $  (0.14)      $ (0.09)         $ (0.35)        $  (0.88)
 Loss from discontinued operations                               --            --               --            (0.01)
 Net loss                                                  $  (0.14)      $ (0.09)         $ (0.35)        $  (0.89)
                                                           ========       =======          =======         ========

Average number of common
 shares outstanding                                          20,115        18,622           20,086           18,576
                                                           ========       =======          =======         ========

See notes to consolidated financial statements.

                               ALTAS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands, Unaudited)

                                                                      Nine Months Ended
                                                                          September 30,
                                                           -------------------------------------
                                                              1996                   1995
------------------------------------------------------------------------------------------------
Operating activities
  Net loss                                                 $      (6,935)         $     (16,561)
  Loss from discontinued operations                                   --                    225
  Add (deduct) non-cash items:
    Depreciation, depletion, amortization                             38                     29
    Equity in loss of unconsolidated subsidiary                    2,492                  1,504
    Impairment of investment in unconsolidated subsidiar              --                 11,419
    Forfeiture of deposit                                             --                    525
    Gain on sale of marketable securities                         (1,333)                    --
    Other                                                            241                    442
    Shutdown and standby costs                                        --                   (584)
  Net change in non-cash items
  related to opetations (Note 3)                                  (2,797)                (1,509)
                                                           --------------         --------------
    Cash used in operations                                       (8,294)                (4,150)
                                                           --------------         --------------
From discontinued operations:
  Operating loss                                                      --                   (225)
  Change in receivables                                               --                    400
  Change in accrued liabilities                                       --                    123
  Change in other liabilities, long-term                              --                    102
  Change in estimated uranium reclamation costs                   (1,051)                  (502)
                                                           --------------         --------------
    Cash used in discontinued operations                          (1,051)                  (102)
                                                           --------------         --------------
    Cash uese in operating activities                             (9,345)                (4,612)
                                                           --------------         --------------

Investing activities:
  Fees paid in acquisition of unconsolidated subsidiary               --                   (852)
  Additions to property, plant and equipment                      (2,653)                  (694)
  Proceeds from issuance of debt released from escrow             10,000                     --
  Investment in marketable securities                                 --                 (3,007)
  Proceeds from sales of marketable securities                     4,520                     --
  Other                                                               --                    (25)
                                                           --------------         --------------
    Cash provided by (used in) investing activities               11,867                 (4,578)
                                                           --------------         --------------

Financing activities:
  Repayment of short-term note                                    (2,000)                    --
  Other financing activities                                          --                    (18)
                                                           --------------         --------------
    Cash used in financing activities                             (2,000)                   (18)
                                                           --------------         --------------

Increase (decrease) in cash and cahs equivalents                     522                 (9,208)

Cash and cash equivalents:
  Beginning of period                                              1,607                 11,789
                                                           --------------         --------------
  End of period                                            $       2,129          $       2,581
                                                           ==============         ==============

                See noted to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. There has not been any change in the significant accounting policies of the Atlas Corporation ("the Company") for the periods presented.

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

3. The components of the net change in items other than cash related to operating activities as reflected in the Consolidated Statements of Cash Flows are as follows:

                                                    Nine months Ended
                                                      September 30,
                                                --------------------------
                                                 1996              1995
                                                --------         ---------
     Add (deduct) item other than cash:
        Accounts receivables                    $    251         $     (62)
        Inventories                                   --               455
        Prepaid expenses and other current assets    (89)               15
        Other assets                              (2,406)              541
        Trade accounts payable                      (733)             (268)
        Accrued liabilities                          127            (1,863)
        Other liabilities, long term                  53              (327)
                                              -----------      ------------
                                              $   (2,797)        $  (1,509)
                                              ===========      ============

4. The Company is obligated to decommission and reclaim its uranium mill site located near Moab, Utah. The Company discontinued its uranium operations and permanently shut down its uranium operations in 1987 and accrued estimated shut-down and reclamation costs of $17,406,000. The balance of this accrual at September 30, 1996 was $3,462,000, $800,000 of which is included in current liabilities. Title X of "The Comprehensive National Energy Policy Act" ("Title X"), enacted in October 1992, provides for the reimbursement of decommissioning and reclamation expenses related to uranium sites with tailings generated by Atomic Energy Commission (AEC) contracts. The Company's uranium reclamation costs will be reduced by this government cost sharing program as 56% of its tailings were generated under AEC contracts. The Company believes the accrual, when combined with anticipated reimbursements under the Title X program, is sufficient to cover future reclamation costs.

     The Company has submitted three claims to the Department of Energy ("DOE") under Title X for reclamation costs incurred from the fiscal year ended June 30, 1980 through March 31, 1996. As of September 30, 1996 the status of the three claims is as follows:

                                                           Anticipated              Actual
                 Gross Claim        Gross Amount         Reimburse-ment         Reim-bursement         Anticipated
Claim Date         Amount             Approved             Receivable              Payments            Balance Due
---------------------------------------------------------------------------------------------------------------------
July 7, 1994         $4,999,000        $   4,510,000             $2,530,000             $1,827,000         $  703,000
June 16, 1995         3,638,000            2,627,000/1/           1,474,000                867,000            607,000
May 1, 1996           3,998,000                  --/2/            2,243,000                     --          2,243,000
---------------------------------------------------------------------------------------------------------------------
Totals                                                           $6,247,000             $2,694,000         $3,553,000
=====================================================================================================================

     /1/  Preliminary approval as of 9/30/96.
     /2/  Pending.

     Timing of the actual payments for approved reimbursements is a function of Congressional appropriation of Title X funding.

5. The Company reports the financial results of Granges Inc., a Canadian mining company in which it held a 21.6% ownership interest as of September 30, 1996, under the equity method. A summarized Statement of Operations (Unaudited, US dollars, Canadian GAAP, in thousands) of Granges, as reported by Granges, for the nine month periods ending September 30, 1996 and September 30, 1995 are set forth below:


                                                       Sept. 30,   Sept. 30,
                                                          1996       1995
                                                       ----------  ---------
             Revenue                                     $26,062     $31,894
             Cost of sales                                21,851      25,227
             Depreciation, depletion & amortization        8,247       3,137
                                                         -------     -------
                  Gross margin                           $(4,036)    $ 3,530

             Net income (loss)                           $(8,482)    $ 5,474
                                                         =======     =======

     Under the equity method, the Company reported losses of $2,492,000 and $1,504,000 for the nine month periods ended September 30, 1996 and 1995, respectively. The loss recorded for the nine months ended September 30, 1995 also includes a loss for the three months ended December 31, 1994 as, prior to June 30, 1995, the Company recorded Granges' income on a three month lag. Cost in excess of Atlas' share of Granges' net assets were allocated based upon their relative market value. Excess costs related to producing properties is being amortized on a unit of production (gold ounces) basis and is included in the reported loss.

     On October 16, 1996, the Company sold 4,240,324 Granges Common Shares at $1.32 per share. The Company continues to hold 8,474,576 Granges Common Shares, which have been pledged as security for the Company's $10.0 million Exchangeable Debentures due October

     25, 2000. As a consequence of the sale of the Granges shares, the Company will change its method of accounting for the Granges investment from an equity basis to a lower of cost or market basis.

     On October 31, 1996, Granges Inc. amalgamated with Da Capo Resources Ltd. to form Vista Gold Corp., reducing the Company's ownership interest to 9.6%.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

RECENT EVENTS

     On October 8, 1996, the Company acquired Arisur, Inc.("Arisur"), which owns and operates the Andacaba and the Don Francisco silver, zinc and lead mines located in southern Bolivia. The Company acquired a 50% interest in Arisur from Arimetco International Inc. for $3.0 million in cash and purchased the remaining 50% interest from a group of investors for 4.0 million Atlas Common Shares.

     The Andacaba mine, which has been in operation since the early 1900's, is currently undergoing an expansion which, when completed in early 1997, is expected to result in an increased production from 220 metric tons per day ("tpd") to 400 tpd. The milling facilities at Andacaba will also be used to process the silver/zinc ore mined from Don Francisco, which commenced operation in June, 1996 and is anticipated to achieve its design capacity of 200 tpd during 1997. Following the completion of the expansion programs, annual production from the Andacaba and Don Francisco mines are expected to total 1.2 million ounces of silver, 17,400 metric tons of zinc and 2,700 metric tons of lead. Arisur has signed smelting contracts for its production through the end of 1997.

     The Company's near term focus will be on expansion of its Bolivian operations and the evaluation of additional mining opportunities within Bolivia.

     On October 16, 1996, the Company sold 4,240,324 Granges Common Shares at $1.32 per share. The Company continues to hold 8,474,576 Granges Common Shares, which have been pledged as security for the Company's $10.0 million Exchangeable Debentures due October 25, 2000. As a consequence of the sale of the Granges shares, the Company will change its method of accounting for the Granges investment from an equity basis to a lower of cost or market basis.

     On October 31, 1996, Granges Inc. amalgamated with Da Capo Resources Ltd. to form Vista gold Corp., reducing the Company's ownership interest to 9.6%.

LIQUIDITY

     Since the suspension of milling operations at the Gold Bar property in September 1994, the Company has had no mining revenue and has funded its operating losses, capital and working capital requirements through a combination of the issuance of debt and equity instruments and the sale of assets.

     As of September 30, 1996, the working capital deficit was $1,008,000, which compares to working capital of $3,867,000 as of September 30, 1995. The Company's current ratio at September 30, 1996 was .73 to 1, compared to
     2.28 to 1 at September 30, 1995.

     In order to fund near term capital resource requirements, the Company sold, on October 17, 1996, 4,240,324 Granges Common Shares at $1.32 per share for total proceeds of $5.6 million. Longer term capital requirements will be satisfied from existing cash reserves, project financing, future operating cash flows, placement of additional equity or debt and/or from the sale of other assets.

CAPITAL RESOURCE REQUIREMENTS

     Bolivian operations

     Expansion programs for the Company's recently acquired Andacaba and Don Francisco mines, located in southern Bolivia, are currently underway. Operations at Andacaba will be expanded from 220 tpd to 400 tpd at a cost of approximately $2.5 million. Arisur has obtained debt financing of $1.2 million and anticipates funding the remainder from a combination of project financing, current cash reserves and cash flow from operations. The Andacaba expansion is anticipated to be completed during the first half of 1997.

     The expansion program at Don Francisco is expected to increase production from 80 tpd to approximately 200 tpd. The cost of the expansion program, which is projected to be completed in the last half of 1997, is estimated to be $800,000. In addition, the final two Don Francisco property payments of $75,000, due October 15, 1996, and $225,000, due November 5, 1996, have been paid out of existing cash reserves. The Company anticipates funding the expansion through a combination of project financing, existing cash reserves and cash flow from operations.

     The Company anticipates funding the acquisition of additional Bolivian operations through project financing, existing working capital, cash flow from operations, placement of additional equity or debt and/or the sale of assets.

     Perlite

     The Tucker Hill perlite project is currently in the construction phase. The construction of the perlite processing facility, located in Lakeview, Oregon, commenced in August 1996 and is scheduled to be completed by the end of November 1996. The Company has received all of the necessary operating permits and anticipates commencement of production in late November. An estimated $1.2 million will be required to complete construction and startup. The Company anticipates that it will fund the construction and startup costs from existing cash reserves.

     The sale of Atlas Perlite, Inc., which owns the Tucker Hill perlite property, to Cornerstone Industrial Minerals Corporation ("Cornerstone")(formerly known as Phoenix Financial Holdings Inc.) for $1.0 million in cash and $1.0 million in Cornerstone Common Shares, or 9.65 million shares, was approved by the minority shareholders of Cornerstone and expected to close before the end of the year. With the issuance of the additional 9.65 million Cornerstone shares, the Company's equity interest in Cornerstone will increase from 51% to 65% Common Shares.

     Gold Properties

     On September 18, 1996, the Company reacquired the Grassy Mountain gold property, located in Malheur County, Oregon, from a wholly owned subsidiary of Newmont Gold Company ("Newmont") for $206,000 in cash, a $500,000 non-interest bearing note due September 18, 1997 and the assumption of exploration and reclamation obligations totaling $201,000. In 1992, the Company leased the Grassy Mountain property to Newmont in exchange for $30.0 million. In 1992, prior to leasing the property to Newmont, the Company reported gold reserves of 995,000 ounces on the Grassy Mountain property, utilizing open pit mining and conventional cyanide milling processes. The Company is currently reviewing the geological information gathered since 1992 and assessing the potential application of underground mining methods. In addition, the Company is reviewing the permitting regulations and requirements.

     The Company also owns the Gold Bar property, located on the Battle Mountain-Eureka Trend in central Nevada, which produced approximately 500,000 ounces from 1987 through September 1994. Efforts to resume operations at the Gold Bar property, which has a gold reserves of 187,000 ounces, were unsuccessful as the Company was unable to reach agreement for definitive project financing due to the inability of the project to cover corporate expenditures and provide an adequate return given the prevailing gold price. As the Company has committed its limited capital resources to the expansion of its Bolivian operations, it has decided not to pursue the resumption of operations at Gold Bar at this time and is reviewing all available strategies to maximize the value of the property. In addition, the company is currently assessing the development strategies and alternatives for the Doby George and Musgrove Creek gold properties. While the Company has made the expansion of the Bolivian operations its immediate focus, its long term strategy is to utilize Bolivia operations, among other things, to develop and expand the Company's interests in gold properties.

     Reclamation Activities

     The Company is obligated to decommission and reclaim its uranium mill site near Moab, Utah. Final reclamation will commence following the issuance of a final Environmental Impact Statement on Atlas' reclamation plan. See below, "Results of Operations -- Reclamation Activities". The total estimated cost of Atlas' proposed reclamation plan is $12-$17 million. As the Department of Energy will reimburse 56% of all reclamation costs under Title X of "The Comprehensive National Energy Policy Act" ("Title X"), Atlas will be reimbursed for approximately $7-$9.5 million in reclamation costs, leaving Atlas to fund

      $5-$7.5 million. The Company has filed claims for $6.2 million for reimbursement of Title X reclamation costs incurred through March 1996 and has received payments of $2.7 million, leaving $3.5 million in Title X reimbursements due Atlas. Atlas also has $3.5 million in restricted cash securing a NRC reclamation performance bond. Based upon the amounts due the Company under Title X and the restricted cash supporting the performance bond, the Company is confident that it will be able to fund and/or finance the anticipated costs for reclamation of the Moab uranium tailings pile.


RESULTS OF OPERATIONS

     Due to the suspension of Gold Bar milling operations in September 1994, the Company had no mining revenue or gold production for the nine months ended September 30, 1996 or 1995.

     Estimated shutdown and standby costs of $268,000 and $829,000 were charged to operations for the three month period and nine month period ended September 30, 1996, respectively, compared to $328,000 and $538,000 for the comparable periods in 1995. In September 1994, the Company recorded a charge of $1,275,000 for the estimated shutdown and standby costs to be incurred during the remainder of the fiscal year ended June 30, 1995. An additional charge of $210,000 was recorded during the final quarter of the fiscal year ended June 30, 1995 to reflect actual costs incurred.

     Exploration costs for the three and nine month periods ending September 30, 1996 were $968,000 and $1,136,000, respectively, compared to $159,000 and $965,000 for the comparable periods in 1995. During the three month period ended September 30, 1996, the Company expensed previously capitalized exploration costs of $922,000 related to the Commonwealth property as a result of its decision not to exercise its purchase option.

     General and administrative expenses for the three and nine months ended September 30, 1996 were $746,000 and $3,592,000, respectively, compared to $766,000 and $2,136,000 for the comparable periods in 1995. The $1,456,000, or 68% increase during the nine months ended September 30, 1996 as compared to the same period of 1995 is related to severance charges of $530,000 associated with the June 21, 1996 resignation of David J. Birkenshaw as Chairman and CEO of the Company, charges of approximately $300,000 reflecting costs associated with the unsuccessful merger discussions with MSV Resources Inc., employee bonuses paid during the first quarter of 1996 and the addition of $540,000 in general and administrative costs incurred by the Company's 51%-owned subsidiary, Cornerstone Industrial Minerals Corporation, which was acquired on November 29, 1995.

     Interest expense incurred during the three and nine month periods ended September 30, 1996 were $317,000 and $954,000, respectively, compared to $94,000 and $192,000 for the three and nine month periods ended September 30, 1995, respectively. The increase reflects the interest on the $10 million Exchangeable Debenture issued in October 1995 and interest on the $2.0 million short-term note payable to First Marathon Securities issued on November 29, 1995 and repaid on February 28, 1996.

     The Company recorded capital expenditures of $1,820,000 in the quarter ended September 30, 1996, $916,000 of which related to the acquisition of the Grassy Mountain property and $834,000 related the development of the Tucker Hill project. The Company recorded capital expenditures of $397,000 for the quarter ended September 30, 1995 related to the development of the Company's Gold Bar and the Tucker Hill projects.


     Reclamation Activities

     On January 30, 1996, the Nuclear Regulatory Commission ("NRC"), the federal agency responsible for overseeing decommissioning and reclamation of Atlas' uranium site located outside of Moab, Utah, released for public comment a draft Environmental Impact Statement ("DEIS") and draft Technical Evaluation Report ("DTER") on Atlas' proposal for reclamation in place of the uranium tailings generated by Atlas' uranium mill from 1956 to 1984. This assessment included a list of open issues which would need to be addressed before a final determination could be made. The DEIS was prepared by an independent third party contractor to evaluate environmental impacts of Atlas' proposal for reclamation of the tailings in place.

     Since the issuance of the DTER and DEIS, the Company has been working with the NRC to study and address all remaining technical issues. Upon reviewing the Company's responses to these open issues, the NRC, in a letter dated October 2, 1996, concluded that the Atlas site is acceptable for permanent reclamation of the tailings. Of the 20 open issues identified in the DTER, the NRC concluded that 11 of the 20 issues have been adequately resolved. The letter further clarifies the status of the remaining open 9 issues by stating that all 9 are either engineering details or specifications and as such, the NRC sees no reason why they could not be resolved promptly. Based upon the statements of the NRC, review of the public comments and results of additional studies funded by Atlas, the Company believes that the NRC staff's preliminary conclusion will be confirmed in the final Environmental Impact Statement and Technical Evaluation Report. Pursuant discussions with the NRC, the Company anticipates that the final Technical Evaluation Report will be released in December 1996 and the final Environmental Impact Statement will be released in the first quarter of 1997.



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

         None

Item 3.  Defaults upon Senior Securities
         -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Annual Meeting of Stockholders of the Company was held on August 2, 1996. At the meeting:

         a. James H. Dunnett and C. Thomas Ogryzlo were nominated and elected to hold office as Class II Directors for a term of three years. Holders of 15,468,375 and 15,468,355 shares voting in favor of Messrs. Dunnett and Ogryzlo, respectively, while holders of 239,804 and 239,824 shares had authority withheld for Messrs. Dunnett and Ogryzlo, respectively.

         b. A proposal to ratify the selection by the Board of Directors of Ernst & Young LLP as auditors for the fiscal year ending December 31, 1996 was adopted. Holders of 15,566,220 shares voted in favor of the proposal, holders of 70,750 shares voted against and holders of 71,207 shares abstained.

Item 5.  Other Information
         -----------------

         None


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a.   Exhibits
              None

         b.   Reports on Form 8-K

              Report on Form 8-K dated August 5, 1996 containing the Company's news release with respect to the signing of a letter of intent to acquire mines in Bolivia.

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


                                       ATLAS CORPORATION
                                       -----------------
                                       (Registrant)

                                        /s/ Jerome C. Cain
                                       ------------------------------
                                       Jerome C. Cain
                                       Vice President of Finance

Date:   November 12, 1996
        ------------------------------