Form 10-K405
period 1996-12-31
ATLAS CORP
filed 1997-04-15
CIK 8302

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                  1934 for the Year Ended December 31, 1996.

                          COMMISSION FILE NO. 1-2714

                               ATLAS CORPORATION
                      -------------------------------------
            (Exact name of Registrant as specified in its charter)
DELAWARE                                                           13-5503312
--------------------                                      ----------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
or organization)                                            Identification No.)


370 Seventeenth Street, Suite 3050, Denver, CO 80202               303-629-2440
----------------------------------------------------      ----------------------
(Address of principal executive offices) (Zip Code)      (Registrant's telephone
                                                                         number)
                                                           (including area code)

Securities registered pursuant to Section 12(b) of the Act:

--------------------------------------------------------------------------------
                                           NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                        ON WHICH REGISTERED
--------------------------------------------------------------------------------
Common Stock, par value $1 per share       New York Stock Exchange
Option Warrants to Purchase Common Stock   American Stock Exchange
Preferred Stock Purchase Rights            New York Stock Exchange
--------------------------------------------------------------------------------

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

                              Yes  [ X ]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the 19,287,431 shares of Common Stock held by non-affiliates of the Registrant as of April 9, 1997 was $12,054,644.

As of April 9, 1997 Registrant had outstanding 24,219,963 shares of Common Stock, $1.00 Par Value, its only class of voting stock.






                      DOCUMENTS INCORPORATED BY REFERENCE




                                     None

                                    PART I

Item 1. BUSINESS
        --------


GENERAL
-------

Atlas Corporation ("Atlas" or "the Company") is a New York Stock Exchange listed mining company (AZ:NYSE) which is principally engaged in the exploration, development and exploitation of mineral resource properties. Atlas was incorporated under the laws of the State of Delaware on October 31, 1936. The principal office of Atlas is located at Republic Plaza, 370 Seventeenth Street, Suite 3050, Denver, Colorado, 80202 USA. Atlas has five subsidiaries: (i) Atlas Precious Metals Inc. ("APMI"), incorporated under the laws of the State of Nevada, which holds the Grassy Mountain property and the exploration portion of the Gold Bar claim block, (ii) Atlas Gold Mining Inc. ("AGMI"), incorporated under the laws of the State of Nevada, which holds the mineral reserves and other assets and infrastructure at the Gold Bar mine, (iii) 50% ownership in Arisur Inc., ("Arisur"), a Grand Cayman corporation, which owns and operates mines in Bolivia, South America through a Bolivian branch (iv) Suramco Metals, Inc. ("Suramco"), a Nevada Corporation which holds the remaining 50% interest in Arisur amd (v) Cornerstone Industrial Minerals Corporation ("Cornerstone") (formerly known as Phoenix Financial Holdings,Inc.). Atlas intends to wind up the businesses of APMI, AGMI, and Suramco, as soon as practicable, as a means to cut its General and Administrative costs. In December 1996 Atlas completed the sale of its wholly-owned subsidiary, Atlas Perlite, Inc., to Cornerstone. See "Item 1 Business - Tucker Hill". As a result of the sale, Atlas will ultimately hold a 65% interest in Cornerstone. In addition the Company holds a 9.6% interest in Vista Gold Corp. (successor of Granges Inc. and Da Capo Resources Ltd. amalgamation in October 1996 "Vista") See "Item. 1 Business - Investments".
                                                        ----------------------

ARISUR INC.
-----------

On October 8, 1996 the Company acquired Arisur which owns and operates the Andacaba and Don Francisco underground lead, zinc and silver mines located in southern Bolivia. The Company acquired a 50% interest in Arisur from Arimetco International Inc., a Canadian corporation, for $3 million in cash and purchased 100% of Suramco, which owns the remaining 50% interest in Arisur, for four million shares of the Company's common stock. In addition, in November 1996 Arisur acquired the Koyamayu mine and the Comali mill.

EMPLOYEES AND OFFICES

Arisur's corporate offices are located in La Paz and staffed by seven persons. Operations are conducted out of Arisur's office in Potosi which is staffed by eleven persons. Additionally, there are 160 miners and 38 mill workers who are directly involved in operations at Andacaba, Don Francisco and Koyamayu.

ANDACABA  MINE
--------------

LOCATION

The property is located in the south central altiplano region of Bolivia near the city of Potosi, a historic mining community, at an altitude of approximately 4,500 meters (14,800 feet). The Andacaba property is accessible by traveling south/southeast 37 kilometers (23 miles) via an all weather gravel road from the city of Potosi.

PROPERTY

The Andacaba mine and facilities are situated on 19 concessions controlled 100% by Arisur comprising 3,000 hectares (7,400 acres).

OPERATIONS

The Andacaba lead, zinc and silver mine has been in operation since the early 1900s. The mining operations take place year round on the basis of 28 days per month for a total of 330 work days per year. The two operating mills on site are the Don Roy mill which processes Andacaba ore and the Don Max mill which processes other ores and performs custom milling. The concentrates are shipped by truck to Potosi and then by rail to warehouses the Chilean seaports (Antofagasta for the zinc-silver concentrates and Arica for the lead-silver concentrates), prior to shipment to smelters in various markets.

CONDITION

Service facilities at the mine site are basic and require upgrading as part of the mine and mill expansion underway. Don Roy mill capacity is being upgraded and expanded to 600 tonnes per day (662 short tons). Surplus equipment from the Don Roy mill will be used to upgrade the Don Max mill to a rate of 200 tonnes (221 short tons) per day. Power is currently supplied by a 1,500 kilowatt substation. An electrification program is underway to upgrade power for the mine and mill expansion. Water for the mills is supplied by mine drainage. Ample water and power for the current mill size are available at the site. The city of Potosi provides a source of supplies and labor.

GEOLOGY/MINERALOGY

The mineralized veins at Andacaba are enclosed in tertiary porphyritic quartz latite or rhyodacite volcanic rocks. The volcanics are part of an igneous complex that includes an elliptical-shaped pluton of biotite granodiorite that crops out south of the mine area. The pluton is believed to be 40 kilometers (25 miles) long and 14 kilometers (9 miles) wide. Volcanic breccias can be observed in the mine area. Clasts in the breccias consist of sediments and volcanics that range from one to 15 centimeters (0.4 to 6 inches) across. The matrix is fine, pulverized material cemented by quartz. Paleozoic sediments outcrop west of the mine and lead, zinc and silver veins are known to occur in the sediments beyond the property boundary. The thickness of the volcanic package is not known and at deeper levels in the mine the host volcanics may change to either Paleozoic sediments or possibly granodiorite. On the surface the veins are oxidized to a depth of about 20 meters (66 feet). Minerals in the oxidized zone include limonite, hematite, goethite, quartz and clay. In the sulfide zone the primary minerals are marmatite, galena, jamesonite, boulangerite, sphalerite, tetrahedrite, stephanite, quartz, pyrite, pyrrhotite, chalcopyrite, arsenopyrite, siderite, and others. Wall rocks show very little alteration. There is possibly some silicification of the rhyodacite.

RESERVES

The following table delineates reserves as prepared by MINTEC, Mineria Tecnica Consultores Asociados:

                         PROVEN AND PROBABLE RESERVES
                                SEPTEMBER 1996

--------------------------------------------------------------------------------
     TONNES          %ZINC          %LEAD          SILVER GRAMS/TONNE
--------------------------------------------------------------------------------
    547,000          8.26           2.36                 284
--------------------------------------------------------------------------------
  SHORT TONS                                        SILVER OUNCES/
                                                      SHORT TON
--------------------------------------------------------------------------------
    603,000          8.26           2.36                 8.3
--------------------------------------------------------------------------------

  Prospective resources of 7 million tonnes (7.7 million short tons) are inferred based on geological projections.


DON FRANCISCO MINE
------------------

LOCATION

The property is accessible via an all weather road 77 kilometers (48 miles) in a southerly direction from Potosi or 64 kilometers (40 miles) from the Andacaba mine. The Don Francisco mine is at an altitude of 3,000 meters (9,800 feet).

PROPERTY

Arisur owns four concessions covering 350 hectares (approximately 865 acres).

OPERATIONS

The Don Francisco mine, which is presently undergoing an underground development program, is producing approximately 80 tonnes (88 short tons) per day. Production is scheduled to increase to 100 tonnes (110 short tons) per day in 1997 and 200 tonnes (221 short tons) per day in 1998. There is no mill onsite and ore is trucked to Andacaba for processing at the Don Max mill. Alternatively, the ore may be trucked to the recently acquired Comali mill, as described below, located near the town of Toropalca to the south. The Company intends to use the Comali mill as a regional mill and may utilize it to toll ore for third parties.

CONDITIONS

Sufficient water is available to conduct the mining operations. Electrical power is presently supplied by generator but the construction of a power line to the project is planned for late 1997 or early 1998. A camp is situated on the property for the mine workers and a radio communication system is in place between the Don Francisco and the Andacaba mines.

GEOLOGY

The structural setting is similar to Andacaba in that there is one main structure - the Veta Principal south of the river which flows across the property, and the Veta Cumbre north of the river with secondary splits off the footwall of the main vein. Host rocks are Ordovician calcareous shales, siltstones and sandstones. The sequence has been folded into a series of synclines and anticlines. The Veta Principal occupies both flanks and the axial portion (for a short distance) of a major anticline. Igneous dikes are also present in the stratigraphic section.

RESERVES

The following table delineates reserves as prepared by MINTEC, Mineria Tecnica Consultores Asociados:

                         PROVEN AND PROBABLE RESERVES
                                SEPTEMBER 1996

--------------------------------------------------------------------------------
    TONNES          %ZINC           %LEAD            SILVER GRAMS/TONNE
--------------------------------------------------------------------------------
   33,000*          14.11           0.68                   44
--------------------------------------------------------------------------------
  SHORT TONS                                       SILVER OUNCES/SHORT TON
--------------------------------------------------------------------------------
   36,400           14.11           0.68                  1.3
--------------------------------------------------------------------------------

  *Geologic projection along the principal vein structure infers a prospective resource of 240,000 tonnes (265,000 short tons).

KOYAMAYU MINE

In January 1997 the Company acquired the Koyamayu lead, zinc and silver property, located in southern Bolivia, for $100,000. The Company is currently developing a mine plan to confirm mineralization and expects to place the property into production during the second half of 1997. The ore mined at Koyamayu will be processed at the Andacaba mine or alternatively at the Comali mill.

COMALI MILL

The Comali mill was acquired in late 1996 by Arisur for $140,000. Its current operational capacity is 120 tonnes (130 short tons) per day. Its circuits recover lead, zinc and silver. The Comali mill is situated near the community of Toropalca, 30 kilometers (19 miles) south of Don Francisco.

                     ____________________________________

In Bolivia, the Company's near-term focus will be on expansion of existing operations, the evaluation of additional lead, zinc and silver mining opportunities and evaluation of precious metal opportunities.

CORNERSTONE INDUSTRIAL MINERALS CORPORATION
-------------------------------------------

On November 30, 1995, the Company purchased from a group of individual investors
12.2 million shares of Phoenix Financial Holdings Inc., representing approximately 51% of total shares outstanding for an aggregate purchase price of C$1,781,200. On September 3, 1996 the shareholders approved a name change from Phoenix Financial Holdings Inc. to Cornerstone Industrial Minerals Corporation ("Cornerstone"). On December 13, 1996 Cornerstone executed a Stock Purchase Agreement providing for the purchase by Cornerstone of all of the issued and outstanding shares of Atlas Perlite, Inc., owner of the Tucker Hill perlite Project (Tucker Hill) and a wholly-owned subsidiary of Atlas. Subsequently, Cornerstone changed the name of Atlas Perlite, Inc. to Cornerstone Industrial Minerals Corporation, USA. The Stock Purchase Agreement calls for payment to Atlas of $1 million in cash, the issuance of 9,647,986 shares of common stock of Cornerstone, valued at $1 million, the reimbursement of Atlas's Tucker Hill development costs of $2,945,282, and the retention by Atlas of a 2% gross proceeds royalty generated from the sale of perlite from Tucker Hill. The purchase price is payable in three stages as follows: $125,000 and 1,205,998 shares due at closing, $500,000 and 4,823,993 shares of common stock upon obtaining all operating permits and $375,000 and 3,077,994 shares of common stock related to Atlas assisting the Company in meeting three other milestones which include obtaining base load perlite contracts for a specified amount of revenues per year, obtaining permanent project financing and achieving commercial production. The additional shares will result in Atlas's equity position in Cornerstone increasing from approximately 51% to 65%. The transaction was approved by a committtee of independent board members of Cornerstone and also was approved by a majority of the minority shareholders of Cornerstone at its annual general meeting held on September 3, 1996.

TUCKER HILL OPERATIONS
----------------------

Cornerstone will produce and process perlite for sale to end users. Operations are directed through Cornerstone's Lakeview, Oregon office which will be staffed by fifteen persons. Cornerstone's Corporate offices are located in Denver, Colorado.

Perlite is a naturally-occurring volcanic glass which is environmentally friendly and chemically inert. Expanded, perlite's heat resistance, extraordinary insulating characteristics and low bulk density suit it ideally for wide application in construction, horticulture and industry. Other uses for expanded perlite include filter media for pharmaceuticals, food products and chemicals. Natural perlite, when subjected to heat, physically expands to up to twenty times its original volume. This expansion is due to the change in the state of water (2% to 5%) entrapped within the glass structure. As this interstitial water turns to vapor, the internal pressures increase and the perlite expands into larger, less dense particles. Cornerstone mines, crushes, sizes, and delivers finished perlite meeting various quality specifications to end users (expansion plants).

In 1997 demand for finished perlite in the United States is expected to exceed 700,000 tons. Demand growth averaged 6% per year from 1985 to 1994 and was 9% in 1995. Cornerstone expects to take advantage of its regional location for sales, including sales to customers in Canada and Pacific rim countries.

Location

The Tucker Hill project is comprised of a quarry, a processing facility and a transloading facility, all located in south-central Oregon. The quarry is accessed by traveling 35 miles northwest of the community of Lakeview, in Lake County, Oregon on US Highway 395 and State Highway 31, and then three and a half miles south on an improved haulroad. The processing facility is located in an industrial park in Lakeview. The transloading facility, comprised of silos for product storage and load-out access to a rail spur, is located 90 miles west of Lakeview in Henley, Oregon.

Property

The Tucker Hill property encompasses approximately 900 acres and is comprised of 45 unpatented lode mining claims. The millsite property, comprised of 25 acres of fee land, was purchased by Cornerstone from Lake County. Finally, the transloading facility located in Henley is situated upon property held under a long term lease from the Burlington Northern Santa Fe Railway, owner and operator of the rail spur adjacent to this facility.

Geology

Tucker Hill is a low hill with about 500 feet of relief within the Chewaucan Valley. The perlite deposit occurs in the northeastern portion of the Devils Garden lava field. The lava field is five to ten million years old and is thus classified as late Miocene to early Pliocene and is composed largely of olivine basalt flows, minor andesite flows, and related rhyolitic domes and pyroclastic rocks. Tucker Hill is one of the late miocene composite rhyolitic lava domes within the field. The Tucker Hill rhyolitic dome complex is a package of cooling units that originated from a single eruptive center along a linear vent system. Two major cooling units are recognized: the outer chill margin and inner rhyolitic core. The chill margin consists of an outer glass envelope and contains various sub-units of perlite. Erosion of the Tucker Hill lava dome has removed a significant portion of the outer glass envelope, exposing the rhyolitic core. Extensive areas of perlite remain.

History

A small portion of the Tucker Hill perlite deposit was discovered by local Oregon prospectors in 1949. Bulk samples taken by these prospectors were collected and crudely expanded by the US Bureau of Mines in Tucson, Arizona. Expansion results were favorable and the property underwent a brief period of surface mining.

In 1980, Houston International Minerals Corporation, later acquired by Tenneco Inc. acquired the property through location of mining claims and confirmed the presence of a significant resource of commercial grade perlite. In July 1987 Atlas acquired an option to purchase this property from Tenneco Inc., which was exercised in 1988.

Extensive evaluation work was carried out by Tenneco Inc. consisting of geological mapping, rock chip sampling and analysis, diamond core drilling and bulk sampling. Atlas continued this effort and, to date, 42 holes have been drilled and numerous surface bulk samples collected. Testing of the perlite included expansion tests, measurements of expanded and compacted density, sinkers (percentage of non-expandables) and brightness. Full scale testing of bulk samples was performed at the facilities of two end users. The results of this test work indicated that Tucker Hill perlite exceeded established standards for expansion and yield.

In 1995, Atlas made the decision to develop Tucker Hill and has subsequently acquired the necessary operating permits. Construction of the processing facility will be completed in 1997, making the facility operational on a commercial basis. A significant contract for over 40,000 tons per year has been executed with Armstrong World Industries, Inc. ("Armstrong") and Cornerstone continues its efforts to contract with other purchasers for finished perlite.

Reserves

Proven and probable reserves at Tucker Hill of 4.9 million tons of perlite were, reported by Micon International Limited in its "Review of The Tucker Hill Perlite Deposit" completed on April 26, 1996. The report was prepared at the direction of a special independent committee of the Cornerstone Board of Directors, in support of Cornerstone's purchase of Atlas Perlite, Inc.

The 4.9 million tons is based on 42 core and reverse circulation drill holes and 13 bulk samples. Samples were analyzed for chemical, physical, an optical characteristics as well as expandability performance. Test results demonstrate that the perlite is a universal variety suitable for a wide array of expanded products.

The reserves are restricted to an area delimited by the ten year mining plan as permitted with the Bureau of Land Management. Geologic resources have been estimated in excess of 50 million tons.

Operations

Mining
------

Cornerstone conducts mining utilizing conventional quarrying methods. Topsoil and organic matter are stripped from the surface with a dozer to expose the perlite. This material is stockpiled for later use as growth media during reclamation. The perlite is then ripped and cross-ripped with the dozer to a depth of about two feet. This procedure provides the quality control necessary for production of perlite containing minimal contaminants such as obsidian or clay.

The perlite loosened by ripping is gathered into a pile with the dozer and loaded into trucks with a loader. A contract trucking company then hauls the perlite to the processing facility in Lakeview where it is dumped onto the run-of-mine stockpile. Internal waste, which is minimal (approximately five percent), will be hauled to a gravel pit at the base of Tucker Hill for disposal.

Processing
----------

Finished perlite is produced from the processing facility, a crushing, drying and sizing operation, in four product streams. Run of mine perlite is reclaimed from the mill stockpile with a loader and is then dumped into a pocket feeding a primary jaw crusher. This jaw crusher reduces the size of the perlite to about two inches. This crushed perlite reports to a crushed ore stockpile for delivery to a secondary impact crusher where it is further reduced in size to 1/2 inch and is then dried in a rotary drier. The purpose of drying is to deliver a product to end users which has less than 0.5 percent free moisture, a requirement for most end users.

After drying, the product reports to a primary screen where horticultural grade perlite is separated. Undersize perlite which passes the primary screen reports to the secondary screens, with oversize being crushed by a tertiary impact crusher, in closed circuit with the secondary screens. Filler/insulation grade perlite is obtained from the secondary screen undersize. An extensive dust collection system recovers fines from all transfer points downstream from the dryer. These fines are classified by cyclones thereby creating two additional finished fine perlite grades.

Finally, the sized perlite is stored at this facility in silos with the finished product being delivered to customers via rail or by truck. The Lakeview plant site is situated on a rail line which is serviced by the Union Pacific Railroad.

Transloading Facility
---------------------

In order to ensure rail access and to gain a competitive advantage for rail transportation rates, Cornerstone has constructed a transloading facility at Henley which is serviced by the Burlington Northern Santa Fe Railway. Finished perlite from the Lakeview plant will be hauled by a trucking contractor to Henley and off-loaded into silos for transloading into rail cars.

Environmental Permitting

Cornerstone acquired the key regulatory permits for its quarry operations through the Bureau of Land Management and Oregon Department of Geology and Mineral Industries. Operation of the Lakeview plant is permitted under a conditional use permit granted by Lake County and a permit granted from the Oregon Department of Environmental Quality.

Project Status

Initial mining operations commenced at the quarry in December 1996. As detailed above, Cornerstone mines the quarry and a contractor is used for hauling perlite to the Lakeview plant. The same contractor will haul finished perlite from the Lakeview plant to the transloading facility at Henley. Testing of the processing facility began in February 1997 at the Lakeview plant which is operated by Cornerstone. Initial shipments of finished perlite have been made to Armstrong which has reported that the perlite is satisfactory for its operations. The facility is currently undergoing modifications identified in the testing phase. Contract deliveries to Armstrong are expected to begin in the summer of 1997.

Cornerstone has a contract with Armstrong to supply Armstrong's St. Helens, Oregon facility with all of its perlite requirements, currently estimated to be approximately 55,000 tons per year. The initial term of the contract is for three years and provides for a two year extension if rates are agreed. Cornerstone is seeking to put in place additional contracts for the sale of finished perlite. It is expected that sales in 1997 will achieve a rate of 5,000 tons per month. The Lakeview plant has a permitted capacity of 100,000 tons per year. Prices are negotiated with end users and are partially a function of transportation costs.

GRASSY MOUNTAIN PROPERTY
------------------------

LOCATION

The Grassy Mountain project is located in northern Malheur County, Oregon, approximately 22 miles southwest of Vale, Oregon. The property is accessed by traveling four miles west from Vale on US Highway 20, then south on the Twin Springs County Road for 23 miles, or by driving south from Nyssa on US Highway 95 to Owyhee and then west to Rock Springs Canyon and by gravel road for 14 miles. The project elevation ranges from 3,300 to 4,300 feet.

PROPERTY

The Grassy Mountain property encompasses approximately 23 square miles. Atlas owns 611 unpatented lode claims. An additional 119 unpatented lode and placer claims are controlled under five separate mineral lease or lease/option to purchase agreements. Approximately 1,000 acres of fee surface, 240 acres of fee surface and minerals, and 80 acres of fee minerals are held by two lease/option agreements. Atlas holds one state prospecting permit covering 1,280 acres.

Geology

The rocks exposed at Grassy Mountain are part of a late to middle-Miocene Grassy Mountain Formation, a sequence of volcanic and volcanisclastic rocks made up of primarily olivine-rich basalt and intercalated tufaceous siltstones, sandstones, and conglomerates. The rocks have been dated through mammalian fossils and Potassium Argon chronology to be approximately 10 million years old. The sediments are primarily flat-lying with a slight regional dip to the east. The structural trend of the area is N10W to N30E. These features were probably cut by later post-mineralization east-west faulting.

Mineralization is associated with a low grade gold siliceous hot springs system with enrichment along multi-stage quartz-adularia veins and favorable lithologies. Explosive brecciation and overpressuring of the rock, common in these systems, was minimized due to the un-lithified nature of the sediments. The mineralized rock is highly silicified and locally brecciated in the vicinity of the feeder structures. As silicification decreases so does grade. Away from the feeder zones lithology also plays an important role in gold deposition. The finer grained siltstones contain the bulk of the lower grade material. The higher grades are found in the coarser arkosic sandstones. The feeder or vein zones contain grades as high as 20 ounces of gold/ton ("oz. Au/t").

HISTORY

There was no significant mining or major mineral occurrence known in the area prior to the Company's acquisition of the Grassy Mountain deposit in 1986.

Detailed mapping and sampling were completed in 1986 and several drill targets were defined. Hole 26-9 is considered the discovery hole with 145 feet of mineralization averaging 0.075 oz. Au/t. The claim block was expanded at this time and exploration work continued through 1991. The Company completed 388 drill holes for a total of approximately 221,500 feet on the property.

Newmont Grassy Mountain Corporation, a wholly owned subsidiary of Newmont Exploration Company ("Newmont"), acquired the property from the Company in September, 1992 and continued property evaluation through August, 1994 completing an additional 13 core and reverse circulation holes.

In September 1996 the Company executed an agreement with Newmont, (the "Agreement"), which provided for the reconveyance of the Grassy Mountain property to the Company. Pursuant to the Agreement, Atlas paid an amount of $206,000 to Newmont, issued a $500,000 unsecured, non-interest bearing promissory note due September 18, 1997 and assumed bonding requirements for exploration reclamation of $146,000.

RESERVES

As part of a detailed feasibility study conducted by Kilborn SNC-Lavin, Inc. ("Kilborn") in 1990, an open pit mine model was developed by Pincock, Allen & Holt, Inc. The feasibility study resulted in the definition of a mineable reserve of 996,000 ounces at a $350 gold price from

16 million tons at grades 0.062 oz. Au/t of mill and heap leach ores. Neither the recovered silver nor low grade leach ores were considered. The contained silver is approximately 2,467,000 ounces.

A feasibility study was completed in 1990 by Pincock, Allen & Holt, Inc. The database utilized for this study consisted of 180 drill holes in the main deposit area. The drilling is predominantly vertical and angle reverse circulation rotary drill holes with some core holes. Using a 0.02 oz. Au/t cutoff, Pincock, Allen & Holt, Inc. calculated a geologic resource of 17,217,000 tons at a grade of 0.061 oz. Au/t for a total of 1,051,500 ounces and 2,610,000 ounces of contained silver.

UNDERGROUND STUDY

Two underground feasibility studies were commissioned to evaluate 200 tons per day ("tpd") and 1,000 tpd production options by Kilborn and Dynatec Mining Corporation, respectively. The 200 tpd study indicated diluted mineable reserves of 131,000 tons at a grade of 1.132 oz. Au/t for 149,000 contained ounces. The second, larger scale underground study at 1,000 tpd used an 0.08 oz. Au/t cutoff and identifies diluted mineable reserves as 1.9 million tons at a grade of 0.262 oz. Au/t for 497,000 contained ounces.

EXPLORATION

An additional resource was drilled out approximately 1 mile west of the main deposit. The Crabgrass target contains a near surface geologic resource at a
0.02 oz. Au/t cutoff of 24,000 ounces contained in 600,000 tons grading 0.038 oz. Au/t. Several drilled and undrilled areas within the Grassy Mountain claim block have potential for additional resources.

PROJECT STATUS

Based on pre-feasibility studies completed for underground development, the Company believes that Grassy Mountain has the potential to be a low cost producer. Atlas plans to evaluate permitting and development of Grassy Mountain with a joint venture partner.

GOLD BAR MINE
-------------

LOCATION

The Gold Bar Resource Area is located in and adjacent to the Roberts Mountains in Eureka County, Nevada, at elevations ranging from 6,400 to 8,800 feet above sea level. The area is reached by traveling 22 miles west of Eureka, Nevada, on US Highway No. 50 and 17 miles northeast along the Three Bars Road.

PROPERTY

The Gold Bar Project area encompasses approximately 100 square miles. There are 3,204 unpatented lode mining claims of which 3,025 are owned by Atlas and 179 are held through lease and option to purchase agreements. Atlas also owns 182 unpatented millsite claims, 6 patented lode claims and 8 patented millsite claims. Additionally, Atlas holds under lease another 2,000 fee acres of surface with varying percentages of the underlying minerals.

GEOLOGY

All of the mineralization found occurs as sediment-hosted, "Carlin-type" deposits. These deposits are hosted by carbonate-rich sedimentary rocks and are characterized by micron size gold and a distinct hydrothermal alteration suite. Gold mineralization and alteration are characteristically enriched in the trace elements silver, antimony, arsenic, mercury, and thallium.

HISTORY

Regional reconnaissance exploration led the Company to the Battle Mountain Trend area in the summer of 1983. Focused reconnaissance along the southern Roberts Mountains identified widespread hydrothermal alteration with anomalous gold geochemistry along the western range front. Detailed exploration in the area subsequently led to acquisition of land, target development, and drilling.
Since then, the Company has discovered five gold deposits: Gold Bar, Goldstone, Gold Ridge, Gold Pick, and Gold Canyon. From inception through cessation of operations in 1994, 485,200 ounces of gold were recovered from 7,514,600 tons of ore grading .074 oz. Au/t milled.

Mill construction occurred during 1986 with the first gold poured in January, 1987. The mill was originally designed and constructed for 1,500 throughput. An expansion in 1989 increased throughput to the current 3,200 tpd rate.

RESERVES

Following suspension of mining operations at Gold Canyon, which occurred in February of 1994, Atlas delayed plans for further mining of the Gold Pick and Gold Ridge deposits pending additional drilling and further study of cost cutting measures. This confirmatory program included the drilling of 303 surface and 55 underground holes.

The mine plan for the Gold Pick and Gold Ridge deposits established proven and probable mineable reserves which were independently audited by Mine Reserve Associates of Denver, Colorado in December 1994. Pincock, Allen & Holt, Inc. of Denver, Colorado as part of its independent review of the Gold Bar Resource Area, dated December 13, 1995, confirmed the following at a gold price of $400:

                         PROVEN AND PROBABLE RESERVES
                                 DECEMBER 1996

--------------------------------------------------------------------------------
                                       GRADE (OUNCES         CONTAINED
                         ORE TONS     OF GOLD PER TON)        OUNCES*
--------------------------------------------------------------------------------
Gold Pick East           1,278,000        0.073               93,939
--------------------------------------------------------------------------------
Gold Pick West           1,009,000        0.069               69,909
--------------------------------------------------------------------------------
Gold Ridge                 391,000        0.059               23,077
--------------------------------------------------------------------------------
Total                    2,678,000        0.070              186,925
--------------------------------------------------------------------------------
* Estimated recoverable ounces of 157,000 based upon an overall 84% recovery rate.


                             MEASURED & INDICATED
                            MINERALIZED MATERIAL *

--------------------------------------------------------------------------------
                                          GRADE              CONTAINED
                         TONS          (OUNCES OF             OUNCES
                         (000)         GOLD PER TON)          (000)
--------------------------------------------------------------------------------
Advanced Prospects**     3,369            0.031                104
--------------------------------------------------------------------------------
* "Mineralized Material" is precious metal bearing rock that has been physically delineated by one or more of a number of methods including drilling, underground sampling and surface trenching and sampling. This material has been found to contain a sufficient amount of mineralization of an average grade of metals to have economic potential that warrants further exploration and evaluation. Estimates of tonnage and grade are made on the continuity, size and shape of the mineralization and have taken into account effects of waste mining and dilution.
**   Advanced Prospects include Cabin Creek, Hunter, Gold Canyon and Pot Canyon.

JOINT VENTURES

As a result of the strategic decision to accelerate development of the entire Gold Bar claim block, Atlas entered into joint venture arrangements with four separate gold producing companies, Rayrock Yellowknife Resources, Inc., Homestake Mining Company, Hemlo Gold Mines (USA.), Inc. and Vista between July of 1994 and September of 1995. Active exploration programs conducted by these companies on their respective areas of interest during 1994, 1995 and 1996 were comprised of mapping, sampling and geophysical work as well as exploration drilling. Much information was gained concerning the exploration potential of the Gold Bar Resource Area. The four joint venture agreements were terminated in 1996 and 1997. As a result Atlas regained a 100% interest in the entirety of the Gold Bar claim block, which contains the Company's Gold Bar mill.

In addition to existing reserves, Atlas has identified and partially defined eleven high quality exploration targets, some with ore grade drill intercepts. The Gold Pick and Gold Ridge deposits are unencumbered by royalties and are controlled by unpatented mining claims for which first-half final certificates have been issued by the Bureau of Land Management. These are believed to exempt the claims from federal royalties on production. Atlas currently holds the requisite environmental permits, licenses and waivers required by state and federal authorities to operate the Gold Bar mine and mill. There are no requirements associated with the current permits that would prohibit the restarting of mining operations.

Currently, the Company has decided not to pursue alternatives for self development of the property. However, various scenarios are being considered for continued development including a joint venture for outright sale.

DOBY GEORGE PROPERTY
--------------------

On October 25, 1995 Atlas purchased the Doby George property from Independence Mining Company, Inc. ("Independence") for $400,000 in cash plus 1.4 million common shares of Atlas.

LOCATION

Doby George is situated in northern Elko County, Nevada, approximately 60 air miles north of the community of Elko. The property is accessed by traveling north of Elko on US Highway 225 for approximately 70 miles, then southwest on Maggie Creek Summit Road another 12 miles.

PROPERTY

The Doby Project area encompasses approximately nine square miles in Elko County, Nevada. Atlas owns 601 acres of fee land plus 240 unpatented lode mining claims. An additional 104 lode claims are held under three separate lease agreements.

GEOLOGY

Rock types at Doby George are dominated by Mississipian Schoonover Formation siliceous and limy siltstones, sandstones, cherts and quartzites, which host all significant mineralization on the property. Mineralization is generally controlled by structure and stratigraphy. High angle structures appear to be related to the more significant mineralization with mineralization increasing in both grade and thickness toward major structures. Gold is fine grained and commonly occurs within quartz veins and silicified zones.

HISTORY

The property was first identified by Felmont Oil Company, an affiliate of Homestake Mining Company, in 1983. Homestake conducted exploration drilling on the property through 1991 when the property was sold to Independence. A total of 727 holes have been drilled at Doby on five separate deposits, and metallurgical testwork has confirmed that the mineralization is generally not refractory and is amenable to heap leach processing. The drilling and mapping to date have confirmed that a significant portion of the mineralization is shallow, varying in thickness from 15 feet to 225 feet, and may be mined by open pit methods. The identified mineralized zones have been estimated by Behre Dolbear & Company of Denver, Colorado, in an independent evaluation concluded in July 1994, to contain 3.6 million tons of mineralized material at a grade of
0.06 oz. Au/t.

PROJECT STATUS

Atlas completed a $600,000 work program of additional drilling, metallurgical, engineering and environmental studies on the previously identified West Ridge and Red Tail deposits in order to confirm reserves. The Company is currently evaluating either joint venture exploration and development or a sale of the property.

MUSGROVE CREEK PROPERTY
-----------------------

The Musgrove Creek property is located in Lemhi County, Idaho, 25 miles southwest of the town of Salmon. In November 22, 1996 the Company signed an option with Meridian Gold Company ("Meridian") for the purchase of the Musgrove Creek property and on February 28, 1997 Meridian exercised its option. The closing occurred on March 21, 1997. For the property, Atlas received total remuneration of $125,000 plus $27,000 as reimbursement of land holding costs. Additionally, Meridian has agreed to assume a reclamation obligation of $55,000, to convey to Atlas a 1% NSR on claims owned by Atlas and in the event Meridian places minerals at Musgrove Creek into production, Atlas will receive an additional $100,000.

INVESTMENTS
-----------

VISTA GOLD CORP.
----------------

On August 15, 1994, the Company completed the purchase of 12,694,200 common shares of Vista which represented 37.2% of the issued and outstanding shares of Vista. The purchase price was C$4.00 per share (US $2.80), or an aggregate purchase price of C$50.8 million (US $35.8 million). Vista is a Canadian-based precious metals mining company with shares traded on The Toronto Stock Exchange and the American Stock Exchange. Effective May 1, 1995, Vista amalgamated with its subsidiary, Hycroft Resources and Development Corporation, reducing Atlas's
interest in the amalgamated entity to 27.5%.   On May 25, 1995, the Company
purchased 20,700 common shares of Vista which increased the Company's interest to a total of 12,714,900.

On October 16, 1996 the Company sold 4,240,324 common shares of Vista for $1.32 per share. The Company continues to hold 8,474,576 Vista common shares, which have been pledged as security for the Company's $9.81 million Exchangeable Debentures due October 25, 2000. On October 22, 1996 an amalgamation between Granges Inc. and Da Capo Resources Ltd. was approved by their respective shareholders to form Vista, further reducing the Company's interest in the combined company to 9.6%

Operations at Vista's Hycroft mine, located near Winnemucca, Nevada have consistently produced between 80,000 to 100,000 ounces of gold annually since 1989. Given its identified reserves and current level of production, Vista has stated that production is scheduled to continue through the year 2001.

The Company reported the results of Vista's operations using the equity method, from August 15, 1994, when its share position in Vista's predecessor was acquired, until the fourth quarter of 1996, during which quarter the Company's equity was reduced to 9.6% as a consequence of the sale of the shares. As a result, beginning with the 4th quarter and in accordance with Generally Accepted Accounting Principles, the Company changed its method of accounting whereby it records marketable securities at fair market value. For the fiscal periods ended December 31, 1996 and 1995 and June 30, 1995, Atlas recorded equity losses of $2.72 million, $1.7 million and $1.36 million, respectively, attributable to the operations of Vista. These amounts include Atlas's proportional share of Vista operating results, and an additional charge of approximately $34 per ounce of Vista production as an amortization of Atlas's excess carrying cost above Vista book value.

DISCONTINUED OPERATIONS
-----------------------

Uranium Mill Site, Moab, Utah
-----------------------------

Atlas's Moab mill site (the "Site") is located in Grand County, Utah. The Site is located on the northwest shore of the Colorado River, 3 miles northwest of the center of Moab and can be accessed from US Highway 191 north of Moab. The Site encompasses 437 acres on the outside bend of the Colorado River, at the southern terminus of the Moab Canyon, approximately 4,000 feet above mean sea level.

Of the 437 acres owned by Atlas, the plant site and tailings pond combined cover approximately 200 acres. Before decommissioning, the plant site was composed of a main processing plant, a 130-acre tailings pond, storage yards, ore receiving facilities, various process-related structures, and an office complex.

The Uranium Reduction Company ("URC") built and began operations at the Moab Mill (the "Mill") in October 1956. Atlas acquired URC in 1962 and operated the Mill until 1984 when it was placed on stand-by status. Atlas holds US Nuclear Regulatory Commission ("NRC") Source Material License SUA-917 for the Mill, which was changed to a possession only status on December 18, 1992.

The Mill was authorized to extract uranium oxide by both the acid and alkaline leach processes and was licensed for production at 850 metric tons (1,870,000 pounds) of yellowcake annually. During the life of the Mill, only one tailings pond was used.

The majority of the ore for the Mill came from the Big Indian Uranium District approximately 80 miles to the southeast. The ore was primarily a sandstone with minor amounts of carbonate. Ore was trucked to the Mill and ground to a sufficiently fine consistency to allow maximum efficient chemical reactions to occur. It was then processed through either the acid-leach circuit or the alkaline-leach circuit, both of which were used in the Mill. After milling, the combined waste slurry from both circuits was pumped to the tailings impoundment.

The approximate wet weight of the tailings contained within the tailings pile was determined to be 10.5 million tons, with a volume of 7.5 million cubic yards. The tailings pile is composed of fine tailings (slimes), coarse tailings
(sand), and ore which was placed there at the end of the operation of the Mill as part of an interim cover.

A decommissioning plan for the Mill was approved on November 28, 1988. Decommissioning of the Mill began in 1988, and interim cover placement over the tailings disposal area began in 1989 and was completed in 1995.

A reclamation plan for the tailings pile was prepared by Atlas in 1981 and approved by the NRC in 1982. The plan was based on the projected life of facility tailings capacity requirements; the disposal pile was designed for an ultimate crest elevation of 4,076 feet. The maximum crest elevation constructed before the Mill ceased operation was 4,058 feet, resulting in the necessity to revise the reclamation plan. Atlas, by letter dated August 2, 1988, submitted a revised reclamation plan for NRC review and approval. In 1990, the NRC changed its technical criteria which resulted in requests for additional information, reevaluation, and redesign. As a result, Atlas submitted a revised reclamation plan in 1992. On July 20, 1993, NRC gave notice in the Federal Register of its intent to approve the reclamation plan and made available for public comment an environmental assessment of the effects of the proposed action, which addressed only the environmental effects of changes to the plan approved in 1982. The comments received prompted NRC to withdraw, by Federal Register notice dated October 8, 1993, its previously noticed intent to approve the revised reclamation plan. On March 30, 1994, NRC announced its intent to prepare an Environmental Impact Statement ("EIS") to evaluate potential impact to the environment of the proposed plan and certain alternative proposals.

Atlas's proposed reclamation plan (the "Plan") would allow the Company to (1) reclaim the tailings pile for permanent disposal and long-term custodial care by a government agency in its current location on the Site, (2) prepare the Site for closure, and (3) relinquish responsibility of the Site after having its NRC license terminated. Closing the pile consists of recontouring the tailings pile to allow for the natural drainage of precipitation and covering with earthen material and rock to control radon emanations and prevent erosion.

The Company has nearly completed the regulatory process for approval of the Plan. On March 7, 1997 the NRC issued its Technical Evaluation Report ("TER") which acknowledges that the Plan is in compliance with the technical requirements for capping the tailings facility onsite. The TER is used to evaluate compliance with regulatory and safety criteria. While NRC's issuance of the TER is a favorable development, the regulatory approval process is not complete until the NRC issues the final EIS which is anticipated in mid to late 1997. In the draft EIS issued in January, 1996 the NRC staff concluded that Atlas's proposal to reclaim the pile in place is acceptable and less costly than the alternative. The TER concludes that the proposed reclamation plan satisfies the regulatory requirements. Construction is planned to commence in early 1998. For further information on the Moab site reclamation, see "Management's Discussion and Analysis of Financial Position and Operating Results - Environmental Matters".

When reclaimed, approximately 250 acres, which encompass the capped tailings and reconfigured Moab Wash, will be deeded to the federal or state government. The remaining acreage, approximately 187 acres, would be released to Atlas for unrestricted use. A substantial portion of the remaining land would be available for commercial use with an estimated value at current market prices in excess of $1.5 million.

Asbestos Mine Site, Coalinga, California
----------------------------------------

Remedial construction activities at the Company's former asbestos mine and mill site located near Coalinga, California, which began in October 1994, are complete. Atlas, which operated the mine for a five year period in the 1960s was notified by the Environmental Protection Agency in fiscal 1988 that the Bureau of Land Management, and several other subsequent owners were potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act for cleanup costs at the mine site. The Environmental Protection Agency issued its "Approval of Construction Completion" November 14, 1996 two years after the remedial action plan was approved. For further information on the Coalinga reclamation, see "Management's Discussion and Analysis of Financial Position and Operating Results - Environmental Matters".

RISK FACTORS
------------

The Company's profitability has been significantly affected by metal prices. These prices may fluctuate widely and are affected by numerous factors beyond the Company's control, including global and regional demand, production costs, transportation and smelting charges, political and economic conditions, strength of the United States dollar and exchange rates.

Gold, lead, zinc and silver are products which can be easily sold on numerous markets throughout the world. It is not difficult to ascertain the market price for these metals at any particular time, and these metals can be sold to a large number of refiners or metals dealers on a competitive basis. The Company normally sells its metals production through major dealers, in some cases may use hedging programs, and is free to sell uncommitted metals to others.

Sales of finished perlite are individually negotiated with end users. There are no guarantees that the Company will be able to obtain sales commitments in quantities or at prices sufficient to make a profit.

The Company is required to comply with various federal, state and local regulations and requirements relating to environmental matters at its mining properties. The Company is required to obtain permits from various governmental agencies in order to mine and mill. The Company has obtained all of the necessary permits relating to its on-going operations. The Company cannot anticipate whether increasing costs of environmental compliance for its mining operations will have a material adverse impact on planned operations or competitive position.

The Company competes with substantially larger companies in the production and sale of industrial minerals. The Company does not believe that it or any other competitor is a material factor in these markets, and the price it receives for its production depends almost entirely upon market conditions over which it has no control. The Company believes that it can promptly sell at current market prices all of the metals that it can produce.

With respect to the acquisition of mineral interests and exploration activities, the Company competes with numerous persons and companies, many of which are substantially larger and have considerably greater resources than the Company.

Item 2. PROPERTIES
        ----------

The Company's materially important properties consist of the Andacaba, Don Francisco and Koyamayu mines which produce lead, zinc and silver in Bolivia, Tucker Hill which produces perlite, Gold Bar which contains gold resources, and to the Doby George and Grassy Mountain gold properties, described under "Item 1 Business".
--------

Item 3. LEGAL PROCEEDINGS
        -----------------

The information called for by this Item is set forth in Note 14 to the Financial Statements and is incorporated herein by reference.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

No matters were submitted to a vote of the security holders during the quarter ended December 31, 1996.

Executive Officers of the Company
---------------------------------

Set forth below is the age and certain other information regarding each person currently serving as an executive officer of the Company.


Richard E. Blubaugh, age 49, has served as Vice President of Environmental and Governmental Affairs since October 1, 1990, and has been with Atlas for over 15 years. He has been involved in the environmental, health and safety field for over 23 years, has managed environmental and regulatory functions for mining firms in seven western states, and also has experience as a regulator and a consultant.

Gregg B. Shafter, age 41, has served as Vice President of Project Development since August 1, 1995. Since joining the Company in August 1991, Mr. Shafter has also served in the capacities of Manager Business Development and Land Manager. Prior thereto Mr. Shafter was the Land Manager for Western Gold Exploration and Mining Company, Limited Partnership.

James R. Jensen, age 37, has served as Treasurer and Secretary since February 1997. Mr. Jensen joined the Company in August of 1989, as Accounting Manager and was promoted to Controller in September 1993. Prior to his employment with the Company, Mr. Jensen was a manager with the accounting firm of KPMG Peat Marwick.

                                    PART II

Item 5.    Market for the Company's Common Stock
           --------------------------------------
           and Related Stockholder Matters
           -------------------------------

Atlas's Common Stock is listed on the New York Stock Exchange under the symbol AZ. The High and Low sales prices for the Common Stock for each quarterly period as reported by the New York Stock Exchange are as follows:

                                         Year Ended            Year Ended            Year Ended
                                        December 31,          December 31,            June 30,
                                            1996                  1995                  1995
                                   ------------------------------------------------------------------
Quarter Ended                         High        Low       High         Low       High       Low
-----------------------------------------------------------------------------------------------------
March 31                            $  1 7/8   $  1 3/8        N/A         N/A   $  2 1/2   $  1 1/4
June 30                                1 1/2         1         N/A         N/A      2 1/8      1 3/8
September 30                           1 1/8      11/16   $     2     $  1 5/8      6 1/4      4 1/2
December 31                            1 1/8        5/8      1 3/4       1 1/8         5          2

No dividends were declared in the year ended December 31, 1996, in the six months ended December 31, 1995, or in the year ended June 30, 1995. At April 9, 1997, there were approximately 16,331 holders of record of the Company's Common Stock.

Item 6.    Selected Financial Data
           -----------------------

The following table is derived in part from the audited consolidated financial statements of the Company. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In all material respects, they conform with principles generally accepted in Canada (except as described in note 19 to the Company's consolidated financial statements). This information should be read in conjunction with the audited consolidated financial statements and the notes thereto.

(Amounts in thousands, except per share data)

                                                                  Six Months
                                                     Year Ended      Ended                  Year Ended June 30,
                                                      Dec. 31,      Dec. 31,    -------------------------------------------
                                                        1996          1995         1995       1994       1993       1992
                                                    -----------------------------------------------------------------------
INCOME STATEMENT DATA:
  Mining revenue                                    $        578   $       -     $  2,328   $ 19,478   $ 19,280   $ 29,624
  Loss from continuing operations                        (10,385)       (4,266)   (20,397)   (12,040)   (28,066)    (7,177)
  Income (loss) from discontinued operations                 -             -          621      2,175       (875)       (76)
  Net loss                                               (10,385)       (4,266)   (19,776)    (9,865)   (29,909)    (7,253)

PER SHARE OF COMMON STOCK:
  Loss from continuing operations                          (0.49)        (0.22)     (1.23)     (1.45)     (4.43)     (1.17)
  Income (loss) from discontinued operations                 -             -         0.04       0.26      (0.14)     (0.01)
  Net loss                                                 (0.49)        (0.22)     (1.19)     (1.19)     (4.72)     (1.18)
  Cash dividends per share                                   -             -          -          -          -          -

BALANCE SHEET DATE:
  Cash and cash equivalents                                1,099         1,607      4,453      3,767      1,734        552
  Total assets                                            41,681        53,040     43,497     19,847     19,549     59,212
  Long-term obligations                                   22,815        23,684     15,160     15,767     14,807     13,726
  Working capital (deficit)                               (2,528)        9,655      5,611       (239)    (2,816)   (14,344)
  Total stockholders' equity (deficit)                    12,372        22,143     24,833     (2,475)    (4,407)    25,502
  Book value per share                                      0.51          1.16       1.34      (0.26)     (0.70)      4.02

Item 7.    Condition and Results of Operations
           -----------------------------------

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and accompanying notes.

During 1995, the Board of Directors authorized a change in Atlas's fiscal year-end to December 31. This change was implemented during 1995, and resulted in financial information being reported for the six month period ended December 31, 1995.

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES
------------------------------------------------

Between the summer of 1994 (briefly before the suspension of milling operations at the Company's Gold Bar mine in September 1994) and early 1996, the Company completed several financings, the proceeds of which were used to complete acquisitions and to raise working capital. During the summer of 1994, the Company raised $50 million through private placement of 9,090,909 Units for a purchase price of $5.50 per Unit, each Unit consisting of one share of Atlas Common Stock and one-half of one warrant (exercisable for five years) to purchase one share of Atlas Common Stock at an exercise price of $7.00 per share. The financing closed in escrow in August 1994. Of $50 million raised, $35.5 million was released from escrow on August 15, 1994, allowing Atlas to complete the acquisition of 12,694,200 common shares (37.2% of the outstanding shares) of Vista (see Item 1. "Investments - Vista Gold Corp."). The remaining $14.5 million was released on December 15, 1994, following shareholder approval of a proposal to increase the number of Atlas Common Shares authorized for issuance. Of this amount, $3.2 million was ultimately used in March 1995 to acquire 2.4 million shares (or 9% of the outstanding shares) of Dakota Mining Corporation ("Dakota"). In November 1995, the Company completed a private placement of $10 million 7% Exchangeable Debentures ("Debentures") due October 25, 2000. The debentures were secured by the pledge of 8,474,576 of the Vista shares. The debentures are exchangeable at the option of the holder into shares of Vista at the rate of 42.5 shares per $100 of debentures held. See Item 8. "Financial Statements and Supplementary Data."

In March 1996, the Company sold its 2,419,000 common shares of Dakota for $4.5 million and in October 1996, it sold the 4,240,324 shares of Vista not pledged for net proceeds of $5.5 million.

The above transactions, in addition to financing the acquisitions noted above, have allowed the Company to acquire its interest in Arisur (see Item 1. "ARISUR INC.") and to develop its Tucker Hill perlite project (see Item 1. "TUCKER HILL"). These expenditures, combined with a lack of operating revenues during this time period, have resulted in large swings in the Company's working capital position.

Working capital decreased by $12.2 million during 1996. This was a result of acquisition costs of Arisur of approximately $3.7 million, construction and development costs at Tucker Hill and Andacaba of $4.1 million, ongoing exploration, standby and administrative costs totaling $7.1 million and net uranium reclamation costs of $1.8 million, partially offset by the sale of Vista shares noted above.

During the year ended December 31, 1995, working capital increased by $1.4 million to $9.7 million at December 31, 1995. The increase reflects the $10 million proceeds from the issuance of Exchangeable Debentures, less $2.4 million net asbestos and uranium reclamation costs, $1.7 million in project development expenditures, and $4.4 million in general and administrative costs and other working capital changes.

Working capital was $5.6 million at June 30, 1995, which compares to a working capital deficit of $200,000 at June 30, 1994. The positive change in working capital reflects the funds received from the issuance of units of common stock warrants described above, which were partially applied to the purchase of Vista shares. The remaining proceeds were in part used to repay a short term loan, to pay fees related to the private placement of the units, to acquire 2.4 million shares of Dakota Mining Corporation for $3 million and for continuing exploration and administration expenses.

During 1997, the Company will focus its efforts on the continuing development of its Bolivian operations, both through expansion of its current mine and mill operations as well as through the identification and acquisition of other promising properties in the area. In addition, Cornerstone will complete construction at Tucker Hill, which will transition from the development stage to commercial during 1997. The Company will also evaluate development options for Grassy Mountain that, in the near term, will be dependent upon the Company's ability to obtain sufficient financing.

In February 1997, Arisur signed a financing agreement with the Corporacion Andina de Fomento ("CAF") for US$3 million dollars. CAF is a multilateral financial institution that supports sustainable development and integration efforts within the Andean region of South America. The proceeds of the loan will pay for certain equipment and expansion programs of the Bolivian operations and will reimburse Atlas in excess of $500,000 of funds previously advanced for said purposes. The proceeds of the loan are expected to be released when certain guarantees and property liens have been completed.

Pending the commencement of significant cash flows from Cornerstone and the Company's Bolivian properties, the Company is actively considering a number of sources for short-term working capital. In particular, the Company is actively evaluating several possible transactions involving the joint venture, option or sale of its gold properties at Gold Bar, Doby George and Grassy Mountain. The Company also continues aggressively to pursue other sources of funding, including potential mergers with companies holding sufficient cash reserves.

The Company is also evaluating the leveraging of its unencumbered properties and of its restricted cash and Title X receivable (See Item 7. "ENVIRONMENTAL MATTERS") in order to secure short or long-term funding as appropriate. Management believes that the above actions, along with the continued cooperation of the Company's creditors and stringent management of cash resources, will enable the Company to meet its short term cash requirements.

The Company believes that its mining operations will generate positive cash flows beginning in 1998, and will allow the Company to be less dependent on the debt and equity markets for its working capital needs in the future.

In order to meet its estimated long term reclamation obligations the Company will utilize its restricted cash and securities, which supports the bonding of such obligations, and reimbursements due under the Title X reimbursement program. See Item 7. "ENVIRONMENTAL MATTERS."

During the year ended December 31, 1996, the Company's capital expenditures were $4.4 million, compared with $1.7 for the comparable 12 month period in 1995. In 1996, development and construction costs incurred at Tucker Hill were approximately $3 million, mine and mill expansion costs at Andacaba were $1.1 million, and acquisition costs of Grassy Mountain were $.2 million. For the year ended December 31, 1995, $500,000 was spent on the development of Tucker Hill, and a total of $1 million was incurred on the Commonwealth and Doby George properties. The remainder of expenditures were primarily related to the Gold Bar property.

The Company's capital expenditures in the six months ended December 31, 1995 were $1.4 million, compared to $.3 million for the comparable period in 1994. During the six months ended December 31, 1995, development costs of $365,000, $353,000 and $643,000 were incurred on the Tucker Hill, Commonwealth, and Doby George properties, respectively. Substantially all of the capital expenditures incurred during the six month period ended December 31, 1994 related to Tucker Hill development costs.

The Company's capital expenditures incurred during the fiscal year ended June 30, 1995 were $.6 million, compared to $5.2 million during the fiscal year ended June 30, 1994. In fiscal 1995, the majority of the funds were spent on the development of Tucker Hill with the remainder being spent on the Gold Bar property. In fiscal 1994, substantially all of the capital expenditures were for the development of the Gold Bar property.

See also "ENVIRONMENTAL MATTERS" below.

RESULTS OF OPERATIONS
---------------------

Year Ended December 31, 1996 Compared to the Year Ended December 31, 1995:
-------------------------------------------------------------------------

Revenues

As a result of the acquisition of Arisur in October, the Company had mining revenues of $578,000 in 1996 relating to sales of lead, zinc and silver concentrates from the Andacaba mine. This compares with no mining revenues for the year ended December 31, 1995 due to the suspension of milling operations at Gold Bar in 1994.

Operating/Production Costs

Operating costs in 1996 reflect production costs of $441,000 and depreciation, depletion and amortization costs of $324,000 incurred in Bolivia as a result of the Arisur acquisition and shutdown and standby costs of $1,232,000. During the same period in 1995, the Company incurred shutdown and standby costs of $882,000. The standby and shutdown costs were lower in 1995 due to a $1,275,000 accrual for future costs at September 30, 1994, resulting in a reduction of costs charged in 1995.

Exploration

The Company had exploration costs of $1,264,000 for the year ended December 31, 1996 as compared to $1,113,000 for the year ended December 31, 1995. Costs incurred in 1996 primarily reflect work performed on the Commonwealth property whereas 1995 costs reflect exploration and holding costs on the Gold Bar claim block.

General and Administrative

General and administrative expenses incurred in 1996 were $4,658,000, an increase of $1,490,000 from 1995 costs of $3,168,000. This increase is largely attributable to the addition of Cornerstone general and administrative costs of $547,000, severance costs of $830,000 related to the resignations of David J. Birkenshaw as Chairman and CEO of the Company and Gerald E. Davis as President of the Company, and approximately $300,000 reflecting costs associated with unsuccessful merger discussions with MSV Resources Inc.

Other

In March 1996, the Company sold its interest in Dakota Mining Corporation for approximately $4.5 million, resulting in a gain of $1.3 million. In October 1996, the Company sold 4.2 million shares of Vista for total proceeds of $5.6 million that resulted in a loss of $1.5 million.

Six Months Ended December 31, 1995 Compared to Six Months Ended December 31,
----------------------------------------------------------------------------
1994:
----

Revenues

Due to the suspension of milling operations at the Gold Bar Project in September 1994, the Company had no mining revenues for the six months ended December 31, 1995. This compares to mining revenue of $2,328,000 and gold production of 6,021 ounces generated from Gold Bar during the six months ended December 31, 1994.

Operating/Production Costs

The Company had no operating costs in the six months ended December 31, 1995. Operating costs for the six month period ended December 31, 1994, which was marked by the suspension of milling activities at Gold Bar on September 19, 1994, included production costs of $2,683,000, depreciation, depletion and amortization of $348,000 and the accrual of shutdown and standby costs of $1,275,000. Production costs at the Gold Bar property increased to $446 per ounce, or

115% of revenue, due to the processing of low grade ore from depleting stockpiles. The $1,275,000 accrual for shutdown and standby costs recorded in September 1994 reflected the projected shutdown and standby costs to be incurred through the remainder of fiscal 1995.

Exploration

The Company incurred exploration costs of $307,000 during the six months ended December 31, 1995 for continued exploration efforts on the Gold Bar property, as compared to $1,105,000 for the six months ended December 31, 1994. This decrease reflects the cost savings associated with entering into the joint venture agreements covering approximately 80% of the Gold Bar claim block as compared to the underground exploration conducted at Gold Bar during the six months ended December 31, 1994.

General and Administrative

General and administrative expenses for the six months ended December 31, 1995 were $1,798,000 compared to $1,372,000 for the six months ended December 31, 1994. This increase was primarily a result of an intensified property acquisition program and relocation expenses.

Year Ended June 30, 1995 Compared to Year Ended June 30, 1994:
-------------------------------------------------------------

In January 1994, production from the Gold Bar property was halted after a confirmatory drill program indicated that mining to the originally designed Gold Canyon pit bottom would have been uneconomical due to the occurrence of more refractory material than had been previously forecast. Management initiated the processing of low grade stockpiled ores in an effort to avoid the suspension of milling operations. Engineering and metallurgical studies focusing on the development of short-term reserves were accelerated. On September 16, 1994, stockpiled ores were depleted and the Company was forced to suspend milling operations and to temporarily place the Gold Bar property on standby. As a result, the fiscal year ended June 30, 1995 reflects only three months of operations.

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

Operating/Production Costs

Production costs for fiscal 1995 and 1994 were $2,683,000 and $16,526,000, respectively. Production costs per ounce in fiscal 1995 and 1994 were $446 and $319, respectively. The decreases in production costs are a result of the suspension of operations at the Gold Bar property after three months of production in fiscal 1995. The higher production costs per ounce reflect the lower grades of ore run subsequent to the suspension of mining operations.

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

Exploration Costs

Exploration costs of $1,911,000 were incurred in fiscal 1995, a decrease of approximately $400,000 from fiscal 1994. The decrease is attributable to the reduction of land holding costs, as joint venture partners (see below) were responsible for land royalties and lease payments, and to a reduction of personnel. Exploration costs in fiscal 1994 increased $430,000 from fiscal 1993 as a result of an underground drilling program commenced in the fourth quarter of fiscal 1994 and ended during the first quarter of fiscal 1995.

General and Administrative

General and administrative expenses decreased by $326,000 from $3,068,000 in fiscal 1994 to $2,742,000 in fiscal 1995, or 11%. The primary reason for the decrease was a $400,000 reduction in salaries and severance costs.

Other

During the first quarter of the fiscal year ended June 30, 1995, the Company acquired a 37.2% interest in Vista, and recorded an equity loss of $1,361,000 during the remainder of the year. Following the merger of Vista with its 50.5% subsidiary, Hycroft Resources and Development Corporation, Atlas re-evaluated its investment in Vista relative to the fair values implied in the amalgamation and to the known reserves at the Crofoot/Lewis mine. As a result, the Company recorded an $11,419,000 impairment of its investment in Vista as of June 30, 1995.

During October 1994, Atlas recorded a $1,144,000 loss related to the forfeiture of a non-refundable deposit on the purchase of securities in Dakota. Atlas's decision to forfeit the deposit was based on its review of the relative market and purchase prices. In March 1995, Atlas entered into an agreement to purchase approximately 2.4 million common shares of Dakota for $3,000,000, whereby each company released the other from any liability arising out of the previous agreement.

Notes 13 and 14 to the Financial Statements provide details and a discussion of discontinued operations for the past three fiscal years.

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

The Company is obligated to decommission and reclaim its uranium mill site located near Moab, Utah. When the Company discontinued its uranium operations in 1987, estimated shut-down and reclamation expenses of $17,406,000 were accrued. Reclamation and decommissioning costs (net of reimbursements, see below) of $1,808,000, $1,189,000, $1,497,000 and $1,159,000 have been charged against this accrual for the year ended December 31, 1996, six months ended December 31, 1995, and the fiscal years ended June 30, 1995 and 1994. The balance of this accrual at December 31, 1996 was $2,705,000 and the reclamation plan as proposed by the Company extends over the next three to six years. Title X of "The Comprehensive National Energy Policy Act" ("Title X"), which was enacted in October 1992, provides for reimbursement by the federal government of past and future reclamation expenses in proportion to the extent that the site's tailings were generated by Atomic Energy Commission (AEC) contracts. With respect to the Company's discontinued uranium operations, 56% of the tailings were generated by AEC contracts. Requests for reimbursement under Title X must be submitted annually to the Department of Energy ("DOE") and are subject to review and audit. The timing on the repayment of costs approved for reimbursement is a function of Congressional appropriation.

In July 1994, the Company submitted the first of three claims under Title X of the 1992 Energy Act for reimbursement of compliance and reclamation costs. The claims cover costs incurred from fiscal 1980 through March 1996. The amount reimbursable under the three claims is $6,817,000. As of March 30, 1997, the Company had received $3,345,000 in reimbursements under Title X. The $3,472,000 not yet reimbursed has been charged against the Company's reclamation accrual. In addition to this amount, $500,000 has not yet been approved pending further review.

On January 30, 1996, the Nuclear Regulatory Commission ("NRC") released a draft Environmental Impact Statement ("EIS") and a draft Technical Evaluation Report ("TER") regarding the Company's reclamation proposal. Atlas's proposed reclamation plan consists of contouring the tailings pile to allow for the natural drainage of precipitation and the addition of an earth and rock cover to prevent erosion and minimize radon emanation. The current EIS process is being used by the NRC to evaluate the environmental impact of the Company's proposed plan and an alternative proposal. In the draft EIS, the NRC staff preliminarily concluded that Atlas's proposal to reclaim the pile in place was acceptable and less costly than the proposed alternative. The final TER, dated March 7, 1997, concluded that the Atlas reclamation plan was in compliance with the technical requirements for capping the tailings facility on-site.

The Company is confident that the ultimate result of the EIS review process, in conjunction with the supportive conclusion of the TER will be the approval of its reclamation plan, and that its remaining accrual, when combined with anticipated reimbursements of reclamation costs under the Title X program and restricted cash used for surety collateral, is sufficient to cover future reclamation costs.

Estimated reclamation costs relating to the Gold Bar Resource Area are recorded based on the units of production method. Total reclamation costs expensed in the twelve month periods ended December 31, 1996, the six month period ended December 31, 1995 and the fiscal years ended June 30, 1995 and 1994 were $0, $0, $0 and $732,000, respectively. As part of the impairment recorded during the fourth quarter of fiscal year 1994 (see results of operations, above), the Company increased its accrued expense by an additional $1,244,000. No charges were recorded in 1996 since analysis indicated the $3,118,000 accrued for reclamation costs at the Gold Bar Resource Area is adequate.

The Company believes it can meet the estimated closing and reclamation costs of its uranium and gold mining operations from internally generated funds, from the $6,266,000 in restricted cash which serves as collateral for letters of credit and reclamation bonds relating to these costs, and from reimbursements under Title X, without a significant impact on its working capital position. It is presently anticipated that these obligations will be satisfied over the next three to six years.

During fiscal 1988, the United States Environmental Protection Agency notified the Company that it was one of several potentially responsible parties ("PRPs") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") for cleanup costs at the Company's former asbestos mine and mill site near Coalinga, California and in the City of Coalinga. In fiscal 1993 and 1991, the Company established a reserve of, and recorded as an expense, $600,000 and $3,000,000, respectively, to cover the Company's share of costs to be incurred in connection with this matter. This accrual reflects participation by the BLM, which was also named as a PRP. The Company instituted legal action against 13 insurance carriers which had issued insurance policies over a period of more than 25 years with respect to these sites. During fiscal 1994, the Company reached settlement with a number of these carriers and recorded a gain from discontinued operations of $2,175,000.

In October 1994, the Environmental Protection Agency approved a remedial action plan for the sites. Due to unusually heavy rains experienced at the site during the spring and early summer of 1995, the Company experienced delays and cost overruns. As a result, the Company recorded an additional loss from discontinued operations of $225,000 in the fourth quarter of fiscal 1995. The Environmental Protection Agency issued its "Approval of Construction Completion" on November 14, 1996.

The Company is required to obtain permits from various governmental agencies in order to mine and mill ores. The Company has obtained all of the necessary permits relating to its planned operations. The Company cannot anticipate whether the increasing costs of environmental compliance for its operations will have a material adverse impact on its future operations or competitive position.

Item 8.    Financial Statements and Supplementary Data
           -------------------------------------------

Index to Financial Statements                                                           Page
     Consolidated Statements of Operations for the Year Ended December 31, 1996,
       the Six Months Ended December 31, 1995 and for the Years Ended
       June 30, 1995 and 1994                                                             33

     Consolidated Balance Sheets as of December 31, 1996 and 1995,
       and June 30, 1995                                                                  34

     Consolidated Statement of Stockholders' Equity (Deficit) for the Year Ended
       December 31, 1996, the Six Months Ended December 31, 1995
       and for the Years Ended June 30, 1995 and 1994                                     35

     Consolidated Statements of Cash Flows for the Year Ended December 31, 1996,
       the Six Months Ended December 31, 1995, and for the Years Ended
       June 30, 1995 and 1994                                                             36

     Notes to Consolidated Financial Statements                                      37 - 61

     Report of Independent Auditors                                                       62

                               Atlas Corporation
                     Consolidated Statements of Operations
                   (In thousands, except earnings per share)


                                                                                        Six Months
                                                                        Year Ended        Ended           Year Ended June 30,
                                                                         Dec. 31,        Dec. 31,       ---------------------------
                                                                           1996            1995             1995          1994
===================================================================================================================================
Mining revenue                                                           $     578     $        -       $   2,328    $   19,478
-----------------------------------------------------------------------------------------------------------------------------------
Costs and expenses:
     Production costs                                                          441              -           2,683        16,526
     Depreciation, depletion and amortization                                  324              -             348         4,479
     Impairment of mineral properties (Note 6)                                   -              -               -         5,355
     Shutdown and standby costs (Note 6)                                     1,232            671           1,485             -
     General and administrative expenses                                     4,658          1,798           2,742         3,068
     Exploration and prospecting costs                                       1,264            307           1,911         2,315
-----------------------------------------------------------------------------------------------------------------------------------
        Gross operating loss                                                (7,341)        (2,779)         (6,841)      (12,265)
-----------------------------------------------------------------------------------------------------------------------------------
Other (income) and expense:
     Equity in loss of Vista Gold Corp. (Note 9)                             2,721          1,703           1,361             -
     Impairment of investment in Vista Gold Corp. (Note 9)                       -              -          11,419             -
     Forfeiture of deposit on stock purchase agreement (Note 4)                  -              -           1,144             -
     Interest (income) expense, net                                            684             70            (327)          205
     Other income, net (Notes 4 and 9)                                         (88)          (258)            (41)         (430)
-----------------------------------------------------------------------------------------------------------------------------------
        Loss from continuing operations before income taxes
           and minority interest                                           (10,658)        (4,291)        (20,397)      (12,040)
Provision for income taxes (Note 17)                                             -              -               -             -
-----------------------------------------------------------------------------------------------------------------------------------
     Loss from continuing operations before minority interest              (10,658)        (4,291)        (20,397)      (12,040)
Minority interest in net loss of subsidiary (Note 1)                           273             25               -             -
-----------------------------------------------------------------------------------------------------------------------------------
     Loss from continuing operations                                       (10,385)        (4,266)        (20,397)      (12,040)
Income from discontinued operations (Note 13)                                    -              -             621         2,175
-----------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                 $ (10,385)    $   (4,266)      $ (19,776)   $   (9,865)
===================================================================================================================================
Loss per share of common stock:
     Loss from continuing operations                                     $   (0.49)    $    (0.22)      $   (1.23)   $    (1.45)
     Income from discontinued operations                                         -              -            0.04          0.26
-----------------------------------------------------------------------------------------------------------------------------------
        Net loss                                                         $   (0.49)    $    (0.22)      $   (1.19)   $    (1.19)
===================================================================================================================================
Weighted average of common shares outstanding                               21,015         19,148          16,549         8,264
===================================================================================================================================

     See accompanying notes

                               Atlas Corporation

                          Consolidated Balance Sheets

                                (In thousands)

                                                                                          December 31,
                                                                                 --------------------------         June 30,
                                                                                      1996           1995            1995
----------------------------------------------------------------------------------------------------------------------------
Assets
   Current assets:
       Cash and cash equivalents                                                  $    1,099     $    1,607      $     4,453
       Cash held in escrow (Note 10)                                                       -         10,000                -
       Accounts receivable - Trade                                                       270              -                -
       Accounts receivable - Other                                                       469            365              131
       Inventories (Note 3)                                                            1,248            250              250
       Investments in marketable equity securities (Note 4)                                           3,629            4,083
       Prepaid expenses and other current assets                                         195            199              198
----------------------------------------------------------------------------------------------------------------------------
             Total current assets                                                      3,281         16,050            9,115
   Property, plant and equipment (Note 6)                                             63,766         50,765           47,686
   Less:  Accumulated depreciation, depletion and amortization
      and impairment                                                                 (44,779)       (44,406)         (44,661)
----------------------------------------------------------------------------------------------------------------------------
                                                                                      18,987          6,359            3,025
   Investment in Vista Gold Corp. (Notes 4, 9 and 10)                                 11,542         23,756           25,452
   Restricted cash and securities (Note 11)                                            6,266          5,367            5,659
   Other assets (Note 11)                                                              1,605          1,508              246
----------------------------------------------------------------------------------------------------------------------------
                                                                                  $   41,681     $   53,040      $    43,497
============================================================================================================================
Liabilities
   Current liabilities:
       Trade accounts payable                                                     $    1,544     $    1,597      $       601
       Other accrued liabilities (Note 11)                                             2,136          1,998            2,103
       Short-term debt (Note 10)                                                       2,129          2,000
       Current portion of estimated uranium reclamation costs (Note 14)                                 800              800
----------------------------------------------------------------------------------------------------------------------------
             Total current liabilities                                                 5,809          6,395            3,504
   Long-term debt (Notes 10 and 20)                                                   13,310         13,500            3,500
   Other liabilities, long-term (Note 11)                                              9,505         10,184           11,660

   Commitments and contingencies (Note 14)

Minority Interest                                                                        685            818                -

Stockholders'  equity  (Notes 7, 8 and 20)
   Common stock, par value $1 per share; authorized
      50,000,000, 50,000,000 and 25,000,000; issued and
      outstanding,  24,180,264, 20,034,743 and 18,577,500
      at December 31, 1996 and 1995 and June 30, 1995, respectively                   24,180         20,035           18,578
   Capital in excess of par value                                                     68,514         69,248           68,678
   Deficit                                                                           (77,867)       (67,482)         (63,216)
   Unrealized gain (loss) on investment in equity securities (Note 4)                 (2,322)           442              896
   Currency translation adjustment                                                      (133)          (100)            (103)
----------------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                      12,372         22,143           24,833
----------------------------------------------------------------------------------------------------------------------------
                                                                                  $   41,681     $   53,040      $    43,497
============================================================================================================================

   See accompanying notes

                               Atlas Corporation
                Consolidated Statements of Stockholders' Equity
                                   (Deficit)
                                (In thousands)

                                                                      Capital in
                                                   Common    Common    Excess of
                                                   Shares    Stock     Par Value   Deficit      Other       Total
-------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1993                            6,336   $ 6,336     $22,832    $(33,575)   $    -      $(4,407)
Issuance of Common stock (Note 20)                  3,000     3,000       8,362           -         -       11,362
Exercise of Warrants                                   13        13          33           -         -           46
Interest on Debenture (Note 10)                        61        61         328           -         -          389
Current year loss                                       -         -           -      (9,865)        -       (9,865)
-------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1994                            9,410     9,410      31,555     (43,440)        -       (2,475)
Issuance of Common stock (Note 20)                  9,091     9,091      36,965           -         -       46,056
Exercise of Warrants                                   15        15          39           -         -           54
Interest on Debenture (Note 10)                        40        40          50           -         -           90
Shares issued to 401(k) plan                           22        22          69           -         -           91
Unrealized gain on investment (Note 4)                  -         -           -           -       896          896
Currency translation adjustment                         -         -           -           -      (103)        (103)
Current year loss                                       -         -           -     (19,776)        -      (19,776)
-------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1995                           18,578    18,578      68,678     (63,216)      793       24,833
Issuance of Common stock for purchase of
   property (Note 6)                                1,400     1,400         525           -         -        1,925
Shares issued to 401(k) plan                           18        18          16           -         -           34
Interest on Debenture (Note 10)                        39        39          29           -         -           68
Unrealized loss on investment (Note 4)                  -         -           -           -      (454)        (454)
Currency translation adjustment                         -         -           -           -         3            3
Current year loss                                       -         -           -      (4,266)        -       (4,266)
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                       20,035    20,035      69,248     (67,482)      342       22,143
Issuance of Common stock for purchase of
   Arisur Inc. (Note 9)                             4,000     4,000        (750)          -         -        3,250
Shares issued to 401(k) plan                           66        66           3           -         -           69
Interest on Debenture (Note 10)                        79        79          13           -         -           92
Unrealized loss on investment (Note 4)                  -         -           -           -    (2,764)      (2,764)
Currency translation adjustment                         -         -           -           -       (33)         (33)
Current year loss                                       -         -           -     (10,385)        -      (10,385)
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                       24,180   $24,180     $68,514    $(77,867)  $(2,455)     $12,372
===================================================================================================================

   See accompanying notes
                                      35

                               Atlas Corporation
                     Consolidated Statements of Cash Flow
                                (In thousands)

                                                                                       Six Months
                                                                           Year Ended    Ended     Year Ended June 30,
                                                                            Dec. 31,    Dec. 31,  ---------------------
                                                                              1996       1995        1995       1994
-----------------------------------------------------------------------------------------------------------------------
Operating activities:
  Net loss                                                                  $ (10,385) $  (4,266) $ (19,776) $  (9,865)
  Income from discontinued operations                                             -          -         (621)    (2,175)
  From continuing operations:
    Adjustments to reconcile loss to net cash used
       in operations (Note 12)                                                  3,087      1,795     14,198      9,902
    Changes in operating assets and liabilities (Note 12)                      (1,626)     1,099        (62)    (2,217)
-----------------------------------------------------------------------------------------------------------------------
                                                                               (8,924)    (1,372)    (6,261)    (4,355)
-----------------------------------------------------------------------------------------------------------------------
Discontinued operations:
  Operating  income  (net of tax)                                                 -          -          621     2,175
  Adjustments to reconcile income to net cash provided
    by (used in) operations:
       Decrease (increase) in accounts receivable                                 -          -          875      (875)
       Increase in accrued liabilities                                            -          -          123       -
       Increase (decrease) in other liabilities, long-term                        -          -          102      (101)
       Net decrease in estimated reclamation costs                             (1,808)    (1,190)    (1,497)   (1,079)
-----------------------------------------------------------------------------------------------------------------------
                                                                               (1,808)    (1,190)       224       120
-----------------------------------------------------------------------------------------------------------------------
  Net cash used in operations                                                 (10,732)    (2,562)    (6,037)   (4,235)
-----------------------------------------------------------------------------------------------------------------------
Investing activities:
  Net cash acquired (expended) in purchase of subsidiary                       (3,676)       220        -         -
  Purchase of stock in Vista Gold Corp.                                           -          -      (36,492)      -
  Investment in equity securities                                                 -         (180)    (3,007)      -
  Cash released from (placed in) escrow                                        10,000    (10,000)       -         -
  Additions to property, plant and equipment                                   (4,428)    (1,422)      (625)   (5,263)
  Proceeds from sale of Vista Gold Corp.                                        5,527        -          -         -
  Proceeds from sale of Dakota Mining Corporation                               4,520        -          -         -
  Proceeds from sale of equipment and reduction in other assets                    43        -          491       434
-----------------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) investing activities                     11,986    (11,382)   (39,633)   (4,829)
-----------------------------------------------------------------------------------------------------------------------
Financing activities:
  Proceeds from borrowings on short-term debt and line of credit                  238        -        3,550       -
  Repayment of short-term debt                                                 (2,000)       -       (3,550)   (3,524)
  Proceeds from the issuance of common stock                                      -          -       50,054    12,421
  Proceeds from the issuance of long-term debt                                    -       10,000        -       3,500
  Proceeds from the issuance of short-term notes                                  -        2,000        -         -
  Cost of issuance of long-term debt and common stock                             -         (902)    (3,698)   (1,300)
-----------------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) financing activities                     (1,762)    11,098     46,356    11,097
-----------------------------------------------------------------------------------------------------------------------
       Increase (decrease) in cash and cash equivalents                          (508)    (2,846)       686     2,033
Cash and cash equivalents at beginning of period                                1,607      4,453      3,767     1,734
-----------------------------------------------------------------------------------------------------------------------
       Cash and cash equivalents at end of period                           $   1,099  $   1,607  $   4,453  $  3,767
=======================================================================================================================

   Supplemental disclosures of non-cash activities:
   The Company assumed a $500,000 note payable and a $201,000 reclamation liability in the purchase of the Grassy Mountain Property.

See accompanying notes

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1. ACCOUNTING POLICIES

Basis of Presentation -- The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses of $10,358,000, $4,266,000, $20,397,000 and $12,040,000 for the year ended December 31, 1996, the six months ended December 31, 1995 and the fiscal years ended June 30, 1995 and 1994, respectively and has a working capital deficit of $2,528,000 at December 31, 1996. These considerations raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Management's plans to alleviate the substantial doubt include the following:

In February 1997, Arisur signed a financing agreement with the Corporacion Andina de Fomento ("CAF") for US$3 million dollars. CAF is a multilateral financial institution that supports sustainable development and integration efforts within the Andean region of South America. The proceeds of the loan will pay for certain equipment and expansion programs of the Bolivian operations and will reimburse Atlas in excess of $500,000 of funds previously advanced for said purposes. The proceeds of the loan are expected to be released when certain guarantees and property liens have been completed.

Pending the commencement of significant cash flows from Cornerstone and the Company's Bolivian properties, the Company is actively considering a number of sources for short-term working capital. In particular, the Company is actively evaluating several possible transactions involving the joint venture, option or sale of its gold properties at Gold Bar, Doby George and Grassy Mountain. The Company also continues aggressively to pursue other sources of funding, including potential mergers with companies holding sufficient cash reserves.

The Company is also evaluating the leveraging of its unencumbered properties and of its restricted cash and Title X receivable (note 14) in order to secure short or long-term funding as appropriate. Management believes that the above actions, along with the continued cooperation of the Company's creditors and stringent management of cash resources, will enable the Company to meet its short term cash requirements.

Principles of Consolidation -- The accompanying consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Minority interest represents the share of Cornerstone Industrial Minerals Corporation not owned by the Company.

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

Excess of Cost over Net Assets Acquired -- The excess cost of acquisition over net assets acquired from Cornerstone Industrial Minerals Corporation is being amortized on a straight-line basis over five years. Amortization expense for the year ended December 31, 1996 and the six month period ended December 31, 1995 was $90,000 and $7,000, respectively.

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

Mining Revenue -- Gold revenues are recorded when the finished product is available for shipment. Revenues on base metals are recorded at the time of shipment.

Reclamation -- Estimated reclamation, site restoration and closure costs for each mine are charged to operations over the expected life of the mine using the units of production method.

Income Taxes -- The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Income tax accounting information is disclosed in Note 17 to the consolidated financial statements.

Cash Equivalents -- The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Earnings per Share -- Earnings per share have been calculated based on the weighted average number of common shares outstanding during the year. Shares issuable under options and warrants are excluded from the computation when they are not dilutive.

Long-Lived Assets -- In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present. The Company adopted Statement No. 121 in the first quarter of 1996. The effect of adoption was not material.

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

2. RESULTS FOR THE YEAR ENDED DECEMBER 31, 1995 AND THE SIX MONTHS ENDED DECEMBER 31, 1994

The following financial information for the year ended December 31, 1995 and the six months ended December 31, 1994 is unaudited and is being presented for comparative purposes:


                                                              Year Ended Dec. 31,
                                                       -----------------------------------
                                                                                1995
(In thousands)                                             1996              (Unaudited)
-------------------------------------------------------------------------------------------
Mining Revenue                                           $      578          $      -
Gross Operating Loss                                         (7,341)             (5,165)
Loss from continuing operations before
  income taxes and minority interest                        (10,658)            (18,884)
Provision for income taxes                                       -                  -
Minority interest in net loss of subsidiary                     273                  25
Loss from continuing operations                             (10,385)            (18,859)
Loss from discontinued operations                                -                 (225)
Net loss                                                 $  (10,385)         $  (19,084)
                                                       ==================================
Net loss per common share                                $     0.49          $    (1.01)
                                                       ==================================

                                                           Six Months Ended Dec. 31,
                                                       -----------------------------------
                                                                                1994
(In thousands)                                             1995             (Unaudited)
------------------------------------------------------------------------------------------
Mining Revenue                                           $      -            $    2,328
Gross Operating Loss                                         (2,776)             (4,455)
Loss from continuing operations before
   income taxes and minority interest                        (4,291)             (5,804)
   Provision for income taxes                                   -                   -
   Minority interest in net loss of subsidiary                   25                 -
Loss from continuing operations                              (4,266)             (5,804)
Income from discontinued operations                             -                   846
Net loss                                                 $   (4,266)         $   (4,958)
                                                       ===================================
Net loss per common share                                $    (0.22)         $    (0.34)
                                                       ===================================



3.     INVENTORIES

The following is a summary of inventories:

                                            December 31,
                                      --------------------------       June 30,
(In thousands)                           1996            1995            1995
---------------------------------------------------------------------------------
Zinc and lead concentrates               $   439       $       -       $       -
Stockpiled ore                               278               -               -
Materials and supplies                       531             250             250
                                        -----------------------------------------
                                         $ 1,248       $     250       $     250
                                        =========================================

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

On March 9, 1995 Atlas and Dakota entered into a Subscription Agreement, under which Atlas purchased 2,419,355 Special Warrants of Dakota at a price of $1.24 per Special Warrant which were subsequently converted into 2,419,355 Common Shares of Dakota. As a result of such purchase, the Company owned over 9% of the outstanding Common Shares of Dakota. In connection with the purchase by the Company of Special Warrants, the Company and Dakota executed a mutual limited release, whereby each party released the other from any liability arising out of the May 31, 1994 agreement.

On March 9, 1996 the Company sold its 2,419,355 common shares of Dakota Mining Corporation for U.S. $1.87 per share, or U.S. $4,519,000. The Company recognized a gain in 1996 on this sale of $1,332,000.

As further described in note 9, the Company's investment in Vista Gold Corp. fell below 20% in the fourth quarter of 1996. Accordingly, the investment is treated as a marketable equity security at December 31, 1996.

The following is a summary of investments in equity securities:

                                                      December 31,
                                                ----------------------    June 30,
(In thousands)                                    1996         1995         1995
------------------------------------------------------------------------------------
Dakota Mining Corporation Common Shares
        Cost                                    $      -     $  3,187      $  3,187
        Gross Unrealized Gains                         -          442           896
                                               -------------------------------------
        Estimated Fair Value                    $      -     $  3,629      $  4,083
                                               =====================================

Vista Gold Corp. Common Shares:
        Cost                                    $ 13,864     $      -      $      -
        Gross Unrealized Gains                    (2,322)           -             -
                                                ------------------------------------
        Estimated Fair Value                    $ 11,542     $      -      $
                                                ====================================

5.  FINANCIAL INSTRUMENTS

Financial instruments consist of the following:

                                            December 31,
                                   --------------------------------------       June 30,
                                            1996               1995               1995
                                   ---------------------------------------------------------
                                    Carrying    Fair   Carrying    Fair   Carrying    Fair
(In thousands)                        Value     Value    Value     Value    Value     Value
--------------------------------------------------------------------------------------------
Assets
    Short-term assets                 $1,838   $1,838   $11,972   $11,972   $4,584   $4,584
    Long-term equity securities       11,542   11,542    23,756    20,662   25,452   22,251

Liabilities
    Short-term liabilities             5,809    5,809     5,595     5,595    2,704    2,704
    Long-term debt                    13,310   11,455    13,500    10,795    3,500    2,531

Short-Term Assets and Liabilities: The fair value of cash and cash equivalents, marketable equity securities, accounts receivable, accounts payable, other accrued liabilities and short-term debt approximates their carrying value due to the short-term nature of these instruments. Marketable equity securities are available for-sale equity securities with a cost of $0 at December 31, 1996 and $3,187,000 at December 31, 1995 and June 30, 1995. The unrealized gain is included as a separate component of shareholders' equity.

Long-Term Equity Securities: Equity securities which are classified as long-term are included as Investment in Vista Gold Corp. in the consolidated balance sheets. These equity securities were accounted for on the equity method in the fiscal period ended December 31, 1995 and June 30, 1995 and consequently are carried at cost basis as adjusted for Atlas's share of Vista's gain or loss and amortization of the excess cost over the basis in Vista's net assets in the balance sheets for those years. At December 31, 1996, these securities are available-for-sale equity securities with a basis of $13,864,000 and are stated at fair value based upon quoted market prices. The unrealized gain is included as a separate component of shareholders' equity.

Long-Term Debt: The fair value of long-term debt is based primarily on the company's current established refinancing rates of 12%.

6.  PROPERTY, PLANT AND EQUIPMENT.

The following is a summary of property, plant and equipment:

                                                                       Accumulated
                                                                       Depreciation,
                                                                         Depletion
                                                     Acquisition       Amortization &   Net Book
December 31, 1996  (In thousands)                       Costs           Impairment        Value
-------------------------------------------------------------------------------------------------
Property and leaseholds                              $    6,169         $   2,262       $   3,907
Land improvements                                         5,734             5,734               -
Deferred exploration and development costs
        Producing                                         5,371             3,358           2,013
        Nonproducing                                      3,930                 -           3,930
Buildings and equipment                                  42,562            33,425           9,137
                                                     --------------------------------------------
Total                                                $   63,766         $  44,779       $  18,987
                                                     ============================================

                                                                       Accumulated
                                                                       Depreciation,
                                                                         Depletion
                                                     Acquisition       Amortization &   Net Book
December 31, 1995  (In thousands)                       Costs           Impairment        Value
-------------------------------------------------------------------------------------------------

Property and leaseholds                              $      5,167      $      2,262     $   2,905
Land improvements                                           5,734             5,734             -
Deferred exploration and development costs
       Producing                                            3,313             3,313             -
       Nonproducing                                         1,070                 -         1,070
Buildings and equipment                                    35,481            33,097         2,384
                                                    ---------------------------------------------
Total                                                $     50,765      $     44,406     $   6,359
                                                    =============================================
                                                                       Accumulated
                                                                       Depreciation,
                                                                         Depletion
                                                     Acquisition       Amortization &   Net Book
June 30, 1995 (In thousands)                            Costs           Impairment        Value
-------------------------------------------------------------------------------------------------
Property and leaseholds                              $      2,256      $      2,256     $       -
Land improvements                                           5,734             5,734             -
Deferred exploration and development costs
       Producing                                            3,470             3,470             -
       Nonproducing                                           750                 -           750
Buildings and equipment                                    35,476            33,201         2,275
                                                    ----------------------------------------------
Total                                                $     47,686      $     44,661     $   3,025
                                                    ==============================================

In September 1996 the Company reacquired the Grassy Mountain property from Newmont Grassy Mountain Corporation for $206,000, a $500,000 note due September 1997 (Note 10) and assumption of a reclamation liability estimated at $201,000.

On October 25, 1995 Atlas purchased the Doby George property from Independence Mining Company Inc. for the sum of $400,000 in cash plus 1.4 million shares of the Company's common stock.

During September 1994 the Company placed the Gold Bar mine on standby and recorded an expense of $1,275,000 for estimated shutdown and standby costs through the end of the fiscal year. During the fourth quarter of the fiscal year ended June 30, 1995 the Company recorded $210,000 of additional shutdown and standby costs. During the year ended December 31, 1996 and the six months ended December 31, 1995 the Company recorded $1,232,000 and $671,000, respectively, of additional shutdown and standby costs.

During the fourth quarter of fiscal year 1994, the Company reviewed its mine plan and feasibility studies at certain Gold Bar properties. It was determined that the Company's unamortized investment could not be recovered from undiscounted cash flows over the remaining mine life, accordingly, the Company recorded an impairment of $5,355,000 in carrying value of its producing properties.

7.     STOCKHOLDERS' EQUITY

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

At December 31, 1996 there were 875,000 shares of Common Stock reserved for the conversion of an outstanding convertible Debenture and 2,032,111 shares of Common Stock reserved for Option Warrants traded on the American Stock Exchange which are exercisable at a price of $15.625 per share and have no expiration date ("Perpetual Warrants"). Since June 30, 1993, no Perpetual Warrants have been issued or exercised. Also at December 31, 1996 there were 4,545,455 shares of Common Stock reserved for Option Warrants issued in connection with the private placements discussed in Note 20, with the following terms and activity:

                                                           Shares Exercised
                                                     --------------------------
                                                       Year
                                                       Ended  Six Mo.    Year
                                                       June    Ended     Ended   Outstanding
Date of          Exercise                    Shares     30,   Dec. 31,  Dec. 31   Dec. 31,
Issuance          Price    Expiration Date   Issued    1995     1995     1996       1996
--------------------------------------------------------------------------------------------
Aug. 15, 1994       $7.00  Aug. 15, 1999    3,243,405      -         -        -    3,243,405
Dec. 15, 1994       $7.00  Dec. 15, 1999    1,302,050      -         -        -    1,302,050

The Company has an Amended and Restated Rights Agreement under which a holder of Preferred Stock Purchase Rights ("Rights") is entitled to purchase from the Company 1/200th of a share of Series A Preferred Stock at a price of $45 per 1/200th of a share. Subject to action by the Board of Directors, the Rights become exercisable upon the occurrence of certain events, including acquisition by a person or group of 15% or more of the outstanding Common Stock of the Company. Upon any such acquisition, the amended Plan provides that upon exercise of Rights and payment of the purchase price, the exercising Rights holder is entitled to receive, in lieu of Series A Preferred Stock, shares of Common Stock having a market value equal to twice the purchase price. The Amended and Restated Rights Agreement was amended as of September 13, 1993 and August 15, 1994 to provide that the transactions with Phoenix Financial Holdings Inc., M.I.M. Holdings Limited and Mackenzie Financial Corporation would not cause the Rights to become exercisable (Note 20).

8.     EMPLOYEE INCENTIVE PLANS

The Company's Long Term Incentive Plan (the "LTIP") provides that key employees may be granted options to purchase Common Stock at the fair value of the shares on the date of grant. At a February 17, 1995 Meeting of Stockholders, the shareholders approved an amendment to the LTIP (i) to increase by 850,000 to 1,745,000 the number of shares authorized for issuance under the LTIP, (ii) to provide for the automatic grant to non-employee directors of the Company of awards of stock options under the LTIP and (iii) to reduce the minimum period prior to which an option may be exercised for all options granted after January 6, 1995 from one year to six months. Options are exercisable for a maximum of ten years from the date of grant and no options may be granted after July 31, 1999.


                             Date Granted                                  Exercise Price           Shares
-----------------------------------------------------------------------------------------------------------
Granted                      October 1, 1986                                $        6.750           6,000
Granted                      January 6, 1988                                        16.125           6,000
Granted                      August 2, 1989                                         16.750          10,000
Granted                      November 13, 1989                                      17.250           2,000
Granted                      April 14, 1990                                         14.625          21,500
Granted                      July 23, 1990                                          12.125           8,000
Granted                      September 12, 1990                                     13.125          47,000
Granted                      March 6, 1991                                           7.375           6,450
Granted                      January 6, 1993                                         5.125          43,500
Granted                      March 11, 1993                                          2.750          30,000
Granted                      November 15, 1993                                       4.250         815,000
Granted                      December 1, 1993                                        5.250          10,000
Granted                      May 2, 1994                                             8.000           5,000
Exercised                                                                                          (30,000)
Canceled                                                                                          (185,950)
-----------------------------------------------------------------------------------------------------------
   Balance outstanding as of June 30, 1994                                                         794,500

Granted                      August 10, 1994                                         4.750         122,500
Granted                      January 6, 1995                                         2.125          80,000
Granted                      January 6, 1995                                         4.500         450,000
Granted                      January 6, 1995                                         3.000          83,000
Granted                      January 6, 1995                                         4.000          83,000
Granted                      January 6, 1995                                         5.000          84,000
Granted                      May 19, 1995                                            2.000         235,000
Canceled                                                                                          (815,000)
-----------------------------------------------------------------------------------------------------------
   Balance outstanding as of June 30, 1995                                                       1,117,000

Granted                      July 12, 1995                                           1.875          40,000
Granted                      August 10, 1995                                         2.000         225,500
Granted                      December 13, 1995                                       1.500          20,000
Granted                      December 15, 1995                                       2.000           7,800
Canceled                                                                                          (347,000)
-----------------------------------------------------------------------------------------------------------
   Balance outstanding as of December 31, 1995                                                   1,063,300

Granted                      June 21, 1996                                           1.500         200,000
Granted                      November 1, 1996                                        1.000         601,000
Granted                      November 5, 1996                                        1.000         100,000
Canceled                                                                                          (692,500)
-----------------------------------------------------------------------------------------------------------
   Balance outstanding as of December 31, 1996                                                   1,271,800
                                                                                                 =========

Summary of options outstanding as of December 31, 1996:

--------------------------------------------------------------------------------------
Date                                      Exercise Price                       Shares
--------------------------------------------------------------------------------------
 January 6, 1995                          $         2.125                      60,000
 May 19, 1995                                       2.000                      60,000
 July 12, 1995                                      1.875                      20,000
 August 10, 1995                                    2.000                     203,000
 December 13, 1995                                  1.500                      20,000
 December 15, 1995                                  2.000                       7,800
 June 21, 1996                                      1.500                     200,000
 November 1, 1996                                   1.000                     601,000
 November 5, 1996                                   1.000                     100,000
--------------------------------------------------------------------------------------
                                                                            1,271,800
                                                                           ==========

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

During 1996 the Company authorized the grant of options to key personnel for up to 901,000 shares of the Company's common stock. Of these, 200,000 were granted with a two year term, expiring June 21, 1998 and fully vested and exercisable at time of grant. Also, there were 100,000 options granted with a two year term expiring November 5, 1998 and fully vested and exercisable at time of grant. All remaining options granted have 10 year terms expiring November 1, 2006 and vest and become fully exercisable at the end of six months of continued employment. In 1995 the Company granted a total of 763,300 options to key personnel.

Pro forma information regarding net income and earnings per share as required by Statement 123, has been determined as if the Company had accounted for its employee stock options under fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996: risk-free interest rate of 5.09%; dividend yields of 0.0%; volatility factors of the expected market price of the Company's common stock of
 .462;  and a weighted-average expected life of the option of 4 years.

The Black-Scholes option valuation model was developed for the use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information for the years ended December 31, is as follows (in thousands except for earnings per share)


                                                                     1995
                                                   1996           (unaudited)
                                               ---------------------------------
Pro forma net loss                               $(10,533)         $(19,299)
Pro forma earnings per share
           Primary                               $   (.50)         $  (1.02)
           Fully diluted                         $   (.50)         $  (1.02)

A summary of the Company's stock option activity, and related information for the years ended December 31 follows:


                                                               1996                          1995
                                            --------------------------------------------------------------
                                                         Weighted-Average              Weighted-Average
(in thousands)                                 Options    Exercise Price     Options    Exercise Price
                                            --------------------------------------------------------------
Outstanding-beginning of year                     1,063           $   3.45        300      $       4.25
Granted                                             901               1.11        763              3.14
Exercised                                             -               -             -                -
Forfeited                                           692               4.23          -                -

Outstanding-end of year                           1,272               1.37      1,063              3.45

Exerciseable at end of year                         521               1.62        400              3.69

Weighted-average fair value of
   options granted during year                $    0.31           $   -      $   0.55      $         -

Exercise prices for options outstanding as of December 31, 1996 ranged from $1.00 to $2.125. The weighted-average remaining contractual life of those options is 8.11 years.

9.  INVESTMENTS

Investment in Vista Gold Corp.

On August 15, 1994, the Company completed the purchase from M.I.M. (Canada) Inc. ("M.I.M.") of 12,694,200 common shares of Granges Inc. (subsequently changed to Vista Gold Corp., hereinafter referred to as "Vista" see below) which represented 37.2% of the issued and outstanding shares of Vista. The purchase price was Cdn. $4.00 per share (U.S. $2.80), or an aggregate purchase price of Cdn. $50.8 million (U.S. $35.8 million).

Vista is a Canadian-based precious metals mining company the shares of which are traded on the Toronto Stock Exchange and the American Stock Exchange. Effective May 1, 1995 Vista amalgamated with Hycroft Resources and Development Corporation ("Hycroft"), which operates the Crofoot/Lewis mine located in Nevada. Prior to the amalgamation, Vista had a 50.5% ownership position in Hycroft. The terms of the amalgamation called for each common share of Hycroft to be exchanged for
0.88 of a common share of Vista and for each common share of Vista outstanding prior to the amalgamation, to be exchanged for one common share of Vista. After the amalgamation, Atlas continued to hold 12,694,200 shares of Vista, representing 27.5% of the outstanding common shares. On May 25, 1995 the Company purchased 20,700 common shares of Vista which increased the Company's interest to a total of 12,714,900 common shares.

On October 16, 1996 the Company sold 4,240,324 Vista Common shares at $1.32 per share resulting in a net loss of $1.5 million. The Company continues to hold 8,393,826 Vista common shares, which have been pledged as security for the Company's $9.81 million Exchangeable Debentures due October 25, 2000 (Note 10). In October, Vista, known at the time as Granges Inc., amalgamated with Da Capo Resources Ltd. to form Vista, further reducing the Company's ownership interest in Vista to 9.6%.

The Company reported the results of Vista's operations on the equity method from the acquisition date of August 15, 1994 until September 30, 1996. On October 1, 1996 as a consequence of the sale of the Vista common shares and the amalgamation with De Capo Resources Ltd., noted above, the Company changed its method of accounting for the Vista investment to the lower of cost or market basis.

Summarized Statements of Operations and Balance Sheets of Vista are presented below.


                                                       Nine Mo. Ended    Six Mo. Ended      Year Ended
                                                        September 30,     December 31,       June 30,
STATEMENT OF OPERATIONS                                     1996             1995             1995
(U.S. GAAP, U.S. Dollars, in thousands)                  (unaudited)      (unaudited)      (unaudited)
--------------------------------------------------------------------------------------------------------
Sales                                                  $      26,062     $      19,459     $     42,833
Cost of sales                                                 21,851            16,544           34,179
Depreciation, depletion & amortization                         8,247             4,446            4,773
                                                   -----------------------------------------------------
       Income (loss) from mining operations                   (4,036)           (1,531)           3,881

                                                   -----------------------------------------------------
Net Loss                                               $      (8,482)    $      (1,303)    $     (1,405)
                                                   =====================================================

                                                                                              June 30,
BALANCE SHEET                                                         December 31,              1995
(U.S. GAAP, U.S. Dollars, in thousands)                                   1995              (unaudited)
--------------------------------------------------------------------------------------------------------
Current assets                                                     $         27,911     $        34,109
Non-current assets                                                 $         36,305     $        53,136
Current liabilities                                                $          6,239     $         5,346
Non-current liabilities                                            $          3,409     $         3,206
Net equity                                                         $         54,568     $        78,693

Under the equity method, the Company recorded a loss of $2,721,000, $1,703,000 and $1,361,000 for the nine months ended September 30, 1996 the six months ended December 31, 1995 and for the period from August 15, 1994 (date of acquisition) to June 30, 1995 respectively.

In connection with the May 1, 1995 amalgamation of Vista and Hycroft Resources and Development Corporation, the Company re-evaluated its investment in Vista relative to the fair values implied in the amalgamation and to known reserves at the Crofoot/Lewis mine. As a result, the Company recorded an $11,419,000 impairment of its investment in Vista as of June 30, 1995. The impairment reduced the excess cost of the investment over the net assets attributable to Atlas's interest in Vista from approximately $20.5 million on August 15, 1994 (date of acquisition) to approximately $9 million at June 30, 1995. The Company amortized the excess cost of the investment related to producing properties on a unit of production (gold ounces) basis which is included in the reported loss discussed above.

Effective September 29, 1995 the Company entered into an exploration joint venture agreement ("the Agreement") with Vista with respect to approximately 34 square miles of the Company's Gold Bar claim block. In order to earn a 50% undivided interest in not more than 15 square miles within the area of interest, the terms of the Agreement required Vista to spend U.S. $2.25 million on exploration and development within three years on approximately 1,190 claims included in the area of interest, at the rate of U.S. $625,000 in each of the first two years and U.S.$1 million in the third year, and to complete an independent reserve report recommending development of a deposit containing a mineable reserve in excess of 300,000 ounces of gold. Upon execution of the Agreement, Vista paid the Company $359,000 for reimbursement of past exploration expenses. On January 8, 1997 the Company entered into an agreement with Vista to terminate the Agreement ("the Termination Agreement") covering the Gold Bar claim for a total cost of $450,000. As a result of the Termination Agreement, Atlas has regained a 100% interest in this portion of the claim block, which contains the identified Mill Site deposit and the Company's Gold Bar mill, a 3,000 ton per day carbon-in-leach facility located centrally in this portion of the block.

Investment in Cornerstone Industrial Minerals Corporation.

On November 30, 1995 Atlas purchased 12.2 million (51%) of the outstanding common shares of Phoenix Financial Holdings Inc. (Phoenix) for an aggregate purchase price of Cdn. $1,781,200 at which time, Atlas assumed control of the Phoenix Board of Directors. At a meeting of the shareholders on September 3, 1996 the shareholders of Phoenix approved a name change to Cornerstone Industrial Minerals Corporation ("Cornerstone").

On December 13, 1996 Atlas and Cornerstone executed an agreement ("the "Purchase Agreement") providing for the purchase by Cornerstone of all the issued and outstanding shares of Atlas Perlite, Inc., Atlas's wholly owned subsidiary the major asset of which is the Tucker Hill perlite project. The Purchase Agreement calls for payment to Atlas of $1 million in cash, 9,647,986 Cornerstone common shares, the reimbursement of Atlas's Tucker Hill development costs of $2,945,282 and the retention by the Company of a royalty equivalent of 2% of the gross proceeds generated from the sale of minerals from Tucker Hill. The purchase price is payable in three stages as follows: $125,000 and 1,205,998 shares due at closing, $500,000 and 4,823,993 shares of common stock upon obtaining all operating permits and $375,000 and 3,077,994 shares of common stock related to Atlas assisting the Company in meeting three other milestones which include obtaining base load perlite contracts for a specified amount of revenues per year, obtaining permanent project financing and achieving commercial production. As of December 31, 1996, the Company has met the first two of these stages resulting in the Company increasing its ownership percentage to 61%. Upon completion of the transaction, the Company will have a 65% equity position in Cornerstone.

Investment in Arisur Inc.

On October 8, 1996 the Company acquired Arisur Inc., a Grand Cayman corporation ("Arisur") which owns and operates the Andacaba and the Don Francisco lead, zinc and silver mines located in southern Bolivia, South America. The Company acquired a 50% interest in Arisur from Arimetco International Inc., a Canadian corporation for $3 million in cash and purchased 100% of Suramco for four million shares (valued at $3,250,000) of the Company's common stock. Suramco owns the remaining 50% interest in Arisur.

The acquisition was accounted for as a purchase under generally accepted accounting principles. Costs of acquisition in excess of Arisur's book value have been allocated to the mine and mill equipment, the known reserves of Arisur and the future exploration potential. The amortization of these costs will be over the estimated lives of the respective assets, and on the units of production method for the known reserves. Exploration potential will be amortized as reserves are delineated. The functional currency of Arisur is the U.S. dollar.


The following are pro forma results of operations as though Arisur had been acquired as of January 1, 1996 and as of January 1, 1995.


                                                          1996         1995
                                                      (unaudited)   (unaudited)
                                                     ---------------------------
Mining Revenue                                         $    3,469   $    4,030
Production costs                                           (2,919)      (2,983)
Depreciation, depletion and amortization                   (1,259)      (1,394)
Other costs                                               (10,198)     (19,044)
                                                     ---------------------------
    Net loss                                           $  (10,907)  $  (19,391)
                                                     ---------------------------
Earnings per share                                     $    (0.45)  $    (0.85)
                                                     ===========================

The results of operations of Cornerstone and Arisur (from the respective dates of acquisition to December 31, 1996) are consolidated into the Company's financial statements using the principles of consolidation discussed in Note 1.

10. CURRENT AND LONG-TERM DEBT

Long-term debt (in thousands)

                                                                    December 31,
                                                            ----------------------------    June 30,
                                                                 1996           1995          1995
                                                            ------------------------------------------
Redeemable Convertible Debenture, Due
      September 20, 1998, bearing interest at 9% (1)         $    3,500     $     3,500   $     3,500
Exchangeable Debentures, due October 25, 2000
      bearing interest at 7% (2)                                  9,810          10,000            -
                                                            ------------------------------------------
Total long-term debt                                         $   13,310     $    13,500   $     3,500
                                                            ==========================================

(1) The Convertible Debenture is convertible as to principal at the option of the holder into shares of the Company's common stock at the rate of $4.00 per share. Interest on the Convertible Debenture is also payable either in cash or in common stock at the rate of $4.00 per share.

(2) The Exchangeable Debentures are exchangeable, at the Debentureholder's option, into common shares of Vista Gold Corp. ("Vista Shares") at the rate of
42.5 Vista Shares for each $100 of principal amount of Exchangeable Debentures surrendered. The Company may also redeem the Exchangeable Debentures on or after October 25, 1998 if the average market price of the Vista Shares is at least $2.94 per share at the rate of 42.5 Vista Shares per $100 of Exchangeable Debentures held. The Company may also pay the Exchangeable Debentures at maturity in either cash or Vista shares (at the Company's option) at a price per share equal to 95% of the average market price of the Vista shares on the date of maturity.

The proceeds from the Exchangeable Debentures were placed in escrow on November 10, 1995 pending completion of certain registration and qualification requirements. On February 8, 1996 the Company met the registration and qualification requirements, releasing the escrowed funds.


Short-term debt (In thousands)

                                                             December 31,
                                                     --------------------------    June 30,
                                                          1996         1995          1995
                                                     --------------------------------------
Short term note (1)                                  $     -       $    2,000    $     -
Bank debt (2)                                              606            -            -
Advances on sales of concentrates (3)                      523            -            -
Short term loan (4)                                        500            -            -
Note payable - Grassy Mountain (5)                         500            -            -
                                                     --------------------------------------
                                                     $   2,129     $    2,000    $     -
                                                     ======================================

(1) On November 29, 1995 the Company entered into a $2,000,000 short term loan facility with First Marathon Inc. The Company pledged as security approximately
2.4 million common shares in Dakota Mining Corporation and 4.2 million common shares of Vista. On February 8, 1996 the Company met the registration and qualification requirements related to the Exchangeable Debentures, using the released escrow funds to repay the loan facility.

(2) Represents the remaining balance of a note payable by Arisur to BHN Multibanca S.A., a local Bolivian bank. The original note, entered into in June 1995 was for $2.3 million, bears interest at 12% per annum, and is payable in varying monthly installments of principal and interest of approximately $100,000. The balance is due on June 30, 1997.

(3) Under the terms of its agreement with Glencore International AG for the sale of zinc/silver and lead/silver concentrates, the Company may take advances of up to 80% of the estimated value of the concentrates available for shipment via rail from the Company's warehouse in Potosi, Bolivia, and an additional 10% of this amount may be advanced once the concentrate is ready for shipment from either Antofagasta, Chile (zinc/silver) or Arica, Chile (lead/silver). Interest is payable on the advances at the "New York" prime rate plus 1.5%.

(4) In June 1996 Arisur entered into an additional agreement with Glencore for a prepayment to be applied against 1997 production in the amount of $500,000. Interest is payable on the outstanding balance at the three month LIBOR rate plus 1%.

(5) Note payable to Newmont (note 6). The Note is non-interest bearing and is due on September 18, 1997.

11.  DETAILS OF CERTAIN BALANCE SHEET CAPTIONS

A summary of restricted cash and securities is as follows:


                                                                           December 31,
                                                                    ------------------------   June 30,
(In thousands)                                                          1996         1995        1995
                                                                    -------------------------------------
Collateral for a $5,461,000 letter of credit (a)(c)                   $   5,492    $   4,602    $  4,869
Other restricted cash Collateral for a $1,500,000
     Reclamation bond (b)                                                   774          765         790
                                                                    -------------------------------------
                                                                      $   6,266    $   5,367    $  5,659
                                                                    =====================================

(a) Securing $6,500,000 performance bonds related to the Company's uranium reclamation obligation.
(b) Securing $1,500,000 performance bonds related to the Company's Gold Bar reclamation obligation.
(c) Securing $1,901,000 performance bonds related primarily to the Company's Gold Bar reclamation obligation.

A summary of other assets is as follows:

                                                                      December 31,
                                                                  -------------------  June 30,
(In thousands)                                                       1996      1995      1995
                                                                  -----------------------------
      Debt issuance costs                                          $ 1,027   $   902   $   -
      Excess of cost over net assets of Cornerstone (Note 9)           492       442       -
      Other                                                             86       164       246
                                                                  -----------------------------
                                                                   $ 1,605   $ 1,508   $   246
                                                                  =============================

A summary of other accrued liabilities is as follows:

                                                                     December 31,
                                                                  -------------------  June 30,
(In thousands)                                                      1996        1995     1995
                                                                  -----------------------------
      Accrued compensation                                         $   485   $   246   $   230
      Mine reclamation accrual                                         300       300       300
      Accrued asbestos reclamation
         costs (Notes 13 and 14)                                       126       393       566
      Other                                                          1,225     1,059     1,007
                                                                  -----------------------------
                                                                   $ 2,136   $ 1,998   $ 2,103
                                                                  =============================

A summary of other liabilities, long-term is as follows:

                                                               December 31,
                                                           --------------------   June 30,
(In thousands)                                                 1996      1995       1995
                                                           --------------------------------
Long-term uranium reclamation cost (Notes 13 and 14)        $  2,705   $  3,713   $  4,902
Pension and deferred compensation obligations                  1,243      1,441      1,405
Mine reclamation accrual                                       3,018      2,812      3,042
Accrued postretirement benefit obligation (Note 16)            1,200      1,222      1,232
Other                                                          1,339        996      1,079
                                                           --------------------------------
                                                            $  9,505   $ 10,184   $ 11,660
                                                           ================================

12.  DETAILS OF CERTAIN STATEMENTS OF CASH FLOW CAPTIONS

The components of the adjustment to reconcile loss to net cash used in operations as reflected in the Consolidated Statements of Cash Flows are as follows:


                                                                                    Six
                                                                         Year      Months
                                                                         Ended      Ended      Year Ended June 30,
                                                                        Dec. 31,   Dec. 31,  ------------------------
(In thousands)                                                           1996       1995          1995       1994
---------------------------------------------------------------------------------------------------------------------
Depreciation, depletion and amortization                                $    372   $     15    $     395   $   4,547
Equity loss in Vista                                                       2,721      1,703        1,361         -
Minority interest in net loss of subsidiary                                 (273)       (25)         -           -
Forfeiture of deposit on stock purchase agreement                            -          -            525         -
Write-down of investment in Vista                                            -          -         11,419         -
Loss on sale of Vista shares                                               1,439        -            -           -
Gain on sale of Dakota shares                                             (1,333)       -            -           -
Write-down of mineral properties                                             -          -            -         5,355
Other adjustments                                                            161        102          498         -
                                                                       ----------------------------------------------
                                                                        $  3,087   $  1,795    $  14,198   $   9,902
                                                                       ==============================================

The components of net changes in operating assets and liabilities are as follows:

Decrease (increase) in trade/other accounts receivable                  $    326   $   (114)   $     (36)  $     -
Decrease (increase) in inventories                                          (263)        -           843       1,024
Decrease (increase) in prepaid expense and other current assets                8        273          (69)        (57)
Decrease (increase) in other assets and restricted cash and securities      (843)       407        2,419      (2,565)
Decrease (increase) in trade accounts receivable                            (298)       924       (1,500)        860
Decrease in other accrued liabilities                                       (507)      (104)      (1,784)       (182)
Increase (decrease) in income taxes payable                                   -          -           -          (477)
Increase (decrease) in other liabilities, long-term                          (49)      (287)          65        (820)
                                                                       ----------------------------------------------
                                                                        $ (1,626)  $  1,099    $     (62)  $  (2,217)
                                                                       ==============================================


Net cash required for operating activities reflects cash payments for interest and income taxes as follows:

                                                                                    Six
                                                                                   Months
                                                                    Year Ended     Ended       Year Ended June 30,
                                                                     Dec. 31,     Dec. 31,   ------------------------
(In thousands)                                                         1996         1995         1995         1994
---------------------------------------------------------------------------------------------------------------------
Interest (net of amount capitalized)                                 $     793    $     20     $     99    $     562
Income taxes                                                                -           -            -            -

13.  DISCONTINUED OPERATIONS

During fiscal year 1995 the Company recognized income of $621,000 from discontinued operations, this included a gain of $846,000 recorded upon the receipt of a payment from the Department of Energy under Title X of the Energy Policy Act (Note 14) in connection with the reclamation of the

Company's uranium mine and mill site in Moab, Utah. The gain was partially offset by a loss of $225,000 due to cost overruns at the Company's Coalinga, California asbestos mine and mill reclamation project (Note 14).

During fiscal year 1994, the Company recognized income of $2,175,000 from discontinued operations primarily due to the recovery from insurance carriers of cleanup costs at the Coalinga reclamation project.

The items above are included in the consolidated statements of operations under the heading "Income from discontinued operations". The following table summarizes the operating income (loss) of the discontinued businesses:

                                                             Building
                                                Asbestos     Products &
                                                Mining &     Ready-Mix     Service &
Period ended (In thousands)                     Milling      Concrete        Other        Total
---------------------------------------------------------------------------------------------------
December 31, 1996                               $     -       $     -      $     -       $     -
December 31, 1995                               $     -       $     -      $     -       $     -
June 30, 1995                                   $    (225)    $     -      $     846     $     621
June 30, 1994                                   $   1,997     $     136    $     (42)    $   2,175


14.  COMMITMENTS AND CONTINGENCIES

The Company is obligated to decommission and reclaim its uranium mill site located near Moab, Utah. The Company discontinued its uranium operations and permanently shut down its uranium mill and mines in 1987, estimated shut-down expenses and reclamation costs of $17,406,000 were accrued. The balance in this accrual at December 31, 1996 was $2,705,000. Title X of "The Comprehensive National Energy Policy Act" ("Title X"), enacted in October 1992, provides for the reimbursement of past and future reclamation expenses related to uranium sites operated under Atomic Energy Commission contracts. The Company's uranium reclamation costs are reduced by this Government cost sharing program since 56% of its tailings were generated under government contracts. The Company believes the accrual, when combined with anticipated reimbursements under the Title X program and the restricted cash used as collateral for the surety, is sufficient to cover future reclamation costs.

In July 1994, the Company submitted a claim to the Department of Energy (the "DOE") under Title X for approximately $5 million of reclamation costs incurred from fiscal year 1986 through fiscal year 1994. The DOE has given approval on approximately $4.5 million of the claim and $2.5 million in reimbursement, disallowing $500,000 pending further substantiation of the claim for reimbursement. On December 29, 1994, the Company received $846,000 as a partial payment of the approved reimbursement which was recorded as income from discontinued operations. In June 1995 the Company submitted a second claim to the DOE under Title X for approximately $3.6 million which included reclamation costs incurred from fiscal year 1980 through fiscal year 1985, from June 1994 through May 1995 and reclamation costs previously disallowed. In May 1996 the Company submitted a third claim for approximately $4,000,000 of costs incurred from June 1995 through March 1996. In September 1996 and 1995 the Company received $816,000 and $1,032,000 as partial payments against the three claims. These amounts have been added to the

Company's reclamation accrual. Timing of the remaining payments for approved reimbursements is a function of Congressional appropriation of Title X funding.

During fiscal year 1988, the United States Environmental Protection Agency notified the Company that it was one of several potentially responsible parties for cleanup costs at the Company's former asbestos mine and mill site near Coalinga, California and in the City of Coalinga. A prolonged period of inquiry and administrative process concerning this matter followed.

In fiscal years 1995, 1993 and 1991, the Company established a reserve, and recorded as an expense, $225,000, $600,000 and $3,000,000, respectively, to cover the Company's share of cleanup costs. In fiscal year 1992, the Company began legal action against thirteen insurance carriers which had issued insurance policies with respect to the site. During fiscal year 1994, the Company reached settlement with a number of the carriers and recorded a gain from discontinued operations of $2,175,000. All claims with remaining carriers were settled in fiscal year 1995. The remedial action plan commenced October 1994 and was completed in 1996. The Company received EPA's "Approval of Construction Completion" on November 14, 1996.

Minimum future rental commitments under the Company's non-cancelable operating leases having a remaining term in excess of one year at December 31, 1996 are as follows:


Year ended December 31, (In thousands)
--------------------------------------------------------------------------
      1997                                                        $   205
      1998                                                            205
      1999                                                            182
      2000                                                            109
      Later years                                                      64
                                                                  -------
      Total minimum payments required                             $   765
                                                                  =======

Amounts charged to rent expense in the year ended December 31, 1996, the six months ended December 31, 1995 and the fiscal years ended June 30, 1995 and 1994 were $201,000, $81,200, $550,000 and $670,000 respectively.

15. EMPLOYEE RETIREMENT PLANS

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

                                                                         Six
                                                             Year       Months
                                                            Ended       Ended      Year Ended June 30,
                                                           Dec. 31,     Dec. 31,   ---------------------
(In thousands)                                              1996         1995            1995       1994
--------------------------------------------------------------------------------------------------------
Service costs-benefits earned during the year              $   71       $   27       $    83   $    123
Interest cost on projected benefit obligation                 451          242           432        441
Actual return on plan assets                                 (700)        (290)         (218)       (90)
Net amortization and deferral                                 318           80          (223)      (399)
                                                          ----------------------------------------------
    Net periodic pension cost for the year                 $  140       $   59       $    74    $    75
                                                          ==============================================
Assumed long-term rate of return on plan assets               8.5%         8.5%          8.5%       8.5%

The following table sets forth the funded status of the plan and amounts recognized in the Company's financial statements at December 31, 1996 and 1995, and June 30, 1995:

                                                                           December 31,
                                                                      -----------------------    June 30,
(In thousands)                                                           1996         1995        1995
----------------------------------------------------------------------------------------------------------
Accumulated benefit obligation based on salaries to date
    including vested benefit obligation of $6,296,435,
    $6,370,000 and $5,449,000, for December 31, 1996,
    December 31, 1995 and June 30, 1995, respectively                  $ (6,342)   $ (6,381)    $ (5,344)
Additional benefit obligation based on estimated future
    salary levels                                                          (163)       (146)        (145)
                                                                      ------------------------------------
Projected benefit obligation                                             (6,505)     (6,527)      (5,489)
Fair value of plan assets                                                 5,122       4,952        4,971
                                                                      ------------------------------------
Funded status                                                            (1,383)     (1,575)        (518)
Unrecognized net obligation at July 1, 1989 and 1988 being
    recognized over approximately 15.88 years                                38          51           58
Unrecognized net loss (gain)                                                931         963          (42)
                                                                      ------------------------------------
Accured pension cost                                                   $   (414)   $   (561)     $  (502)
                                                                      ====================================
Assumed discount rate                                                      7.25%       7.25%        8.25%

Assumed rate of increase in future compensation                             5.0%        5.0%         5.0%


Effective March 1, 1997, the Company elected to freeze future benefit accurals under the plan. Past benefits earned will not be effected by this freeze.

The Company has an Investment and Savings Plan to assist eligible employees in providing for retirement or other future financial needs. Employee contributions (up to 10% of their earnings) are matched in Company stock by the Company at a rate of 100% up to a maximum of 6% of the employee's earnings. In addition, the Company provides a 4% contribution for all eligible employees compensated on an hourly scale. The Company's contributions to this Plan in the year ended

December 31, 1996 the six months ended December 31, 1995 and the fiscal years ended June 30, 1995 and 1994 were $69,000, $34,000, $91,000 and $179,000, respectively.

16.  OTHER POSTRETIREMENT BENEFIT PLANS

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

The following table shows the plan's combined funded status reconciled with the amounts recognized in the Company's financial statements:

                                                                                 December 31,
                                                                       ---------------------------------        June 30,
(In thousands)                                                               1996              1995              1995
-------------------------------------------------------------------------------------------------------------------------
Accumulated postretirement benefit obligations:
  Retirees                                                             $       (690)    $          (674)    $      (686)
  Fully eligible active plan participants                                       (45)                -               -
  Other active participants                                                    (114)               (208)           (190)
                                                                       -------------------------------------------------
  Accrued postretirement benefit cost                                          (849)               (882)           (876)
  Unrecognized prior service cost                                              (109)               (118)           (123)
  Unrecognized net gain                                                        (242)               (222)           (233)
                                                                       -------------------------------------------------
  Accrued postretirement benefit cost                                  $     (1,200)    $        (1,222)    $    (1,232)
                                                                       =================================================
                                                                                            Six Months
                                                                        Year Ended            Ended          Year Ended
(In thousands)                                                         Dec. 31, 1996       Dec. 31, 1995    June 30, 1995
-------------------------------------------------------------------------------------------------------------------------
Components of net periodic postretirement benefit cost:
  Service cost                                                         $         22     $            11     $        49
  Interest cost                                                                  61                  31              75
  Net amortization and deferral                                                 (32)                (16)            (22)
                                                                       -------------------------------------------------
  Net periodic postretirement benefit cost                             $         51     $            26     $       102
                                                                       =================================================

The weighted-average annual assumed rate of increase in per capita cost of covered benefits (i.e. health care cost trend rate) for the plan is 10% for fiscal year 1997 and is assumed to decrease gradually to 5% in 2002 and remain at that level thereafter.

The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation for the medical plans as of December 31, 1996, December 31, 1995 and June 30, 1995 by $29,000, $32,000 and $32,000
respectively, and the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost for December 31, 1996 by $7,000.

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.25%, 7.25% and 7.5% at December 31, 1996, December 31, 1995 and June 30, 1995 respectively.

17.  INCOME TAXES

The Company's provision for income tax from continuing operations consists of the following:

                                                    Six
                                                   Months
                                      Year Ended    Ended      Year Ended June 30,
                                       Dec. 31,    Dec. 31,    -------------------
(In thousands)                          1996        1995        1995       1994
----------------------------------------------------------------------------------
 Deferred                             $    -       $   -       $   -      $   -
 Current                                   -           -           -          -
                                     ---------------------------------------------
Income tax expense (benefit)          $    -       $   -       $   -      $   -
                                     =============================================



Deferred income taxes result from temporary differences in the timing of income and expenses for financial and income tax reporting purposes. The primary components of deferred income taxes result from exploration and development costs; depreciation, depletion, and amortization expenses; impairments; and reclamation accruals.

The net deferred tax balances in the accompanying December 31, 1996, December 31, 1995 and June 30, 1995 balance sheets include the following components:

                                                                          December 31,
                                                                      ---------------------   June 30,
(In thousands)                                                          1996        1995        1995
--------------------------------------------------------------------------------------------------------
Deferred tax assets:
      Net operating loss ("NOL") carryovers                           $   5,577   $  34,892   $  33,711
      Tax credit carryovers                                                 -           572         756
      Impairment of mineral properties                                   12,359      12,359      12,359
      Depreciation, depletion and amortization                              -           747         882
      Reclamation accruals                                                1,303       1,472       3,399
      Postretirement benefit accrual                                        477         502         431
      Impairment of investment in Vista                                   2,638       3,997       3,997
      Equity in Vista                                                     1,367       1,106         512
                                                                     -----------------------------------
Total deferred tax assets                                                23,721      55,647      56,047
Deferred tax asset valuation allowance                                  (20,745)    (52,031)    (51,664)
                                                                     -----------------------------------
Net deferred tax assets                                                   2,976       3,616       4,383
                                                                     -----------------------------------
Deferred tax liabilities:
      Depreciation, depletion, and amortization                           3,789       3,461       4,069
      Unrealized gain on investment of equity securities                   (813)        155         314
Total deferred tax liabilities                                            2,976       3,616       4,383
                                                                     -----------------------------------
Net deferred tax balances                                             $     -     $     -     $     -
                                                                     ===================================

The change in the Company's valuation allowance is summarized as follows:



                                                                           Six Months
                                                           Year Ended        Ended          Year Ended June 30,
                                                            Dec. 31,        Dec. 31,   ------------------------
(In thousands)                                               1996            1995           1995         1994
-----------------------------------------------------------------------------------------------------------------
Valuation allowance, beginning of period                   $  52,031       $  51,664     $  45,020     $  41,567
Continuing Operations                                          3,730           1,502         7,139         4,214
Discontinued Operations                                          -               -             217          (761)
Restriction of carryforwards                                 (34,950)            -             -             -
Other                                                            (66)         (1,135)         (278)          -
                                                          -------------------------------------------------------
                                                           $  20,745       $  52,031     $  51,664     $  45,020
                                                          =======================================================


A reconciliation of expected federal income taxes on income from continuing operations at statutory rates with the expense/(benefit) for income taxes is as follows:


                                                                           Six Months
                                                           Year Ended        Ended          Year Ended June 30,
                                                            Dec. 31,        Dec. 31,      -------------------------
(In thousands)                                               1996             1995           1995         1994
------------------------------------------------------------------------------------------------------------------
 Income tax at statutory rates                             $   (3,730)     $   (1,502)   $   (7,139)   $   (4,214)
 Increase in deferred tax asset valuation
      allowance                                                 3,730           1,502         7,139         4,214
                                                          --------------------------------------------------------
 Income tax expense                                        $      -        $      -      $      -      $      -
                                                          ========================================================

At December 31, 1996 the Company has unused NOL carryovers of $114,508,000 which commence expiring in 1998 and investment tax credit (ITC) carryovers of $449,000 which commence expiring in 1997. The Company also has alternative minimum tax credit (AMT) carryovers of $127,000 which can be carried forward indefinitely. These carryovers are subject to restriction due to a change of ownership, as defined by U.S. tax laws, occurring on October 8, 1996 when the company issued stock for the acquisition of Arisur (Note 9). Due to the change of ownership, utilization of the Company's NOL, ITC and AMT credit carryovers existing as of October 8, 1996, is limited to offset approximately $930,000 of taxable income per year.

18.  GEOGRAPHIC SEGMENTS
Financial information regarding geographic segments is set out below:

                                                                          Six Month
                                                        Year Ended          Ended           Year Ended June 30,
                                                         Dec. 31,          Dec. 31,       ----------------------
                                                           1996              1995            1995         1994
----------------------------------------------------------------------------------------------------------------
Revenue
    United States                                       $      -          $      -         $   2,328    $  19,478
    Bolivia                                                    578               -                 -            -

Loss before income taxes
    United States                                          (10,390)           (4,291)        (20,397)     (12,040)
    Bolivia                                                   (268)              -               -            -

Provision for income tax                                       -                 -               -            -
                                                       ------------------------------------------------------------
    Loss from continuing operations before
    minority interest                                      (10,658)           (4,291)        (20,397)     (12,040)
Minority interest in net loss of subsidiary                    273                25             -            -
                                                       ------------------------------------------------------------
    Loss from continuing operations                        (10,385)           (4,266)        (20,397)     (12,040)
Income from discontinued operations                            -                 -               621        2,175
                                                       ------------------------------------------------------------
    Net Loss                                            $  (10,385)       $   (4,266)      $ (19,776)   $  (9,865)
                                                       ============================================================
Balance Sheet                                            Dec. 31,          Dec. 31,          June 30,
                                                           1996              1995              1995
                                                        ---------------------------------------------
Assets:
    United States                                       $   30,969        $   53,040       $  43,497
    Bolivia                                                 10,713               -               -


19. DIFFERENCES BETWEEN U.S. AND CANADIAN GENERALLY ACCEPTED
 ACCOUNTING PRINCIPLES (GAAP)

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States. These differ in some respects from those in Canada, as described below.

In accordance with U.S. GAAP, equity securities available for sale are recorded at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. Accordingly, unrealized gains and losses in investments in marketable equitable securities at December 31, 1996 and 1995 have been recorded as a component of stockholders' equity. Under Canadian GAAP, such investments would be recorded at the lower of cost or market. Therefore, in conformity with Canadian GAAP, the investments in marketable equity securities and total stockholders' equity would approximate $13,864,000, $14,694,000, $3,187,000 and $21,701,000 at December 31, 1996 and December 31, 1995
respectively.

20.  PRIVATE PLACEMENTS

The Company conducted a private placement of 9,090,909 Units of Atlas securities during the summer of 1994 for a purchase price of $5.50 per Unit, each Unit consisting of one share of the Company's Common Stock and one-half of a warrant (exercisable for five years) to purchase a share of the Company's Common Stock at an exercise price of $7.00 per share in order to finance the acquisition of 12,694,200 common shares of Vista (Note 9) and 1,500,000 Common Shares and 3,100,000 Preferred Shares of Dakota Mining Corporation ("Dakota"). The first portion of such private placement, consisting of the sale of 6,486,809 Units for an aggregate purchase price of $35,677,450, was completed on August 15, 1994, and the proceeds thereof were applied primarily to the cost of the Vista shares.

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

REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND STOCKHOLDERS OF ATLAS CORPORATION

We have audited the accompanying consolidated balance sheets of Atlas Corporation and subsidiaries as of December 31, 1996 and 1995 and June 30,
1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 1996, the six months ended December 31, 1995 and the years ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Arisur Inc., a wholly owned subsidiary, which statements reflect total assets of $7,523,785 as of December 31, 1996 and total revenues of $578,000 for the year then ended.
Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Arisur Inc. is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlas Corporation and subsidiaries at December 31, 1996 and 1995 and June 30, 1995, and the consolidated results of their operations and their cash flows for the year ended December 31, 1996, the six months ended December 31, 1995 and the years ended June 30, 1995 and 1994, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Atlas Corporation will continue as a going concern. As more fully described in note 1, the Company has incurred recurring operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters, which include short-term financing, the sale/joint venture of certain assets and the start up of Tucker Hill operations are also described in note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Denver, Colorado
February 28, 1997
except for Note 1, as to which the date is April 14, 1997

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

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
          -----------------------------------------------


                                   DIRECTORS

The Company's directors are divided into three classes and hold office for a term of three years ending with the annual meeting of stockholders held in the year ended December 31, 1997 in the case of Class III, in the year ended December 31, 1998 in the case of Class I and in the year ended December 31, 1999 in the case of Class II. There are currently six directors.

Information Concerning Directors

The following table sets forth certain information concerning each director.

                                           Principal Occupation, Past Five Year's
                                                          Business
                          Director                       Experience
Name                       Since                and Other Directorships Held              Age
---------------------------------------------------------------------------------------------
                                         CLASS III
              (TERM OF OFFICE EXPIRES AT THE ANNUAL MEETING OF STOCKHOLDERS
                       HELD IN THE YEAR ENDED DECEMBER 31, 1997)

Douglas R. Cook             1988    President of Cook Ventures Inc., a geological          71
                                    consulting firm; Director, Pegasus Gold
                                    Corporation; Director, Archangel Diamond Corp.
                                    Mr. Cook's business address is 2485 Greensboro
                                    Drive, Reno, Nevada 89509.

Mario Caron                 1996    President, Chief Executive Officer and director of     43
                                    Eden Roc Mineral Corp. from February 1997 to the
                                    present.  Chief Executive Officer of Atlas
                                    Corporation from September 1996 to January 1997
                                    From 1993 to 1996, President and Chief Executive
                                    Officer of MSV Resources Inc. and from 1987 to
                                    1993 President of Corpomin Management Inc. Mr.
                                    Caron is director of three junior Canadian
                                    exploration companies.  His current business
                                    address is 141 Adelaide St. West, Toronto, Ontario,
                                    Canada  M5H 3L5

(Mr. Caron, pursuant to taking his new position as President and Chief Executive Officer of Eden Roc Mineral Corp., has advised the Company's Board of Director that he does not intend to stand for re-election at the next Annual Meeting of Stockholders.)


                                                          CLASS I
                   (TERM OF OFFICE EXPIRES AT THE ANNUAL MEETING OF STOCKHOLDERS HELD IN THE YEAR ENDED
                                                     DECEMBER 31, 1998)

David P. Hall           1993  President and Chief Executive Officer of Aurizon Mines Ltd., a mineral exploration and         50
                              development company and management firm; formerly President of CanGold Resources (to
                              January 1995) and formerly President of Hughes Lang Corporation (to January 1994).
                              Mr. Hall's business address is 1414-700 West Georgia St., Vancouver, BC V7Y 1A3.

H.R. Shipes             1996  President, Chairman of the Board and Chief Executive Officer of Arimetco International Inc.,    5
                              a Canadian mining company, from November 1988 to the present.  Director, since 1996, of
                              Cornerstone Industrial Minerals Corporation, a 65% subsidiary of the Company.  Mr. Shipes'
                              business address is 335 North Wilmot Road, Suite 410, Tucson, AZ 85711

                                                          CLASS II
                   (TERM OF OFFICE EXPIRES AT THE ANNUAL MEETING OF STOCKHOLDERS HELD IN THE YEAR ENDED
                                                     DECEMBER 31, 1999)

James H. Dunnett        1995  Principal of Endeavour Financial Corp., a private Canadian company specializing in arranging   47
                              project financing, mergers and acquisitions for the mining industry.  Mr. Dunnett serves as a director of Cornerstone Industrial Minerals Corporation, a majority owned subsidiary of the Company, and serves as a director of Vista Gold Corp., in which the Company holds a 9.6%
                              interest.  Mr. Dunnett's business address is 1111 West Georgia St., Suite 404, Vancouver,
                              BC, Canada V6E 4M3.

C. Thomas Ogryzlo       1993  Chairman of Kilborn SNC-Lavalin Inc.; formerly a principal of Wright Engineers Limited, an     57
                              engineering firm; director of Carib Gold Resources Inc., Rio Amarillo Mining Limited,
                              Cornerstone Industrial Minerals Corporation and Vista Gold Corp., in which Atlas holds a
                              9.6% interest.  Mr. Ogryzlo's business address is 2200 Lake Shore Boulevard West, Toronto,
                              Ontario, Canada M8V 1A4.

                         BOARD AND COMMITTEE MEETINGS

          The Company has an Audit Committee, Compensation Committee, and Executive Committee, of which all members are appointed by the Board of Directors. The Compensation Committee currently consists of Messrs. Ogryzlo, Dunnett and Shipes, and during the fiscal year ended December 31, 1996 consisted of Messrs. Ogryzlo and Cook. Due to his appointment as Chairman, Mr. Cook resigned from the Compensation Committee on December 13, 1996. At this time, Mr. Shipes was appointed to replace Mr. Cook on the Compensation Committee and early in 1997, Mr. Dunnett was also appointed to the Compensation Committee.
The Audit Committee currently consists of Messrs. Dunnett, Hall and Ogryzlo, and during the year ended December 31, 1996 consisted of, Messrs. Dunnett, Hall and Cook. Mr. Cook also resigned from the Audit Committee on December 13, 1996, at which time Mr. Ogryzlo was appointed to replace Mr. Cook on the Audit Committee. The Executive Committee currently consists of Messrs. Cook, Dunnett and Ogryzlo. The principal functions of the Audit Committee are to recommend the selection of the Company's auditors, review with the auditors the scope and anticipated cost of their audit and receive and consider a report from the auditors concerning their conduct of the audit. The principal functions of the Compensation Committee are to administer the Company's 1979 Key Employee Stock Incentive Plan, Long Term Incentive Plan, Annual Incentive Plan and Retirement Plan for Outside Directors, to recommend changes in compensation plans and the adoption of new compensation plans and to recommend compensation for senior officers of the Company. The principal functions of the Executive Committee are to oversee the succession of officers and directors, Company finances and the Operating Committee which consists of three executive officers of the Company. During the year ended December 31, 1996, the Audit Committee held three meetings and the Compensation Committee held two meetings. The Executive Committee did not hold any meetings during 1996, since it was formed in January 1997.

          During the year ended December 31, 1996, the Board met sixteen times. Each director attended 75% or more of the aggregate of the total number of Board meetings and meetings of Board committees on which that director served during the year ended December 31, 1996.


                               OFFICER CONTRACTS

          Richard E. Blubaugh has served as Vice President of Environmental and Governmental Affairs since October 1, 1990. Mr. Blubaugh has an employment agreement providing for his employment as an officer of the Company, at a minimum annual salary of $91,690, until the termination of his employment by Mr. Blubaugh or the Company or his normal retirement in accordance with the Company's retirement programs in place at the time. Mr. Blubaugh is entitled, upon termination of his employment by the Company without "Cause", by him with "Good Reason" or either within three months prior to a change of control or within two years after a "Change of Control" (as such terms are defined in the employment agreement), to a severance payment equal to one year's salary, amounts accrued but unpaid under his employment agreement and amounts payable under existing employee benefits plans.

          Gregg B. Shafter has served as Vice President of Project Development since August 1, 1995. Mr. Shafter has an employment agreement providing for his employment as an officer of the Company, at a minimum annual salary of $85,000, until the termination of his employment by Mr. Shafter or the Company or his normal retirement in accordance with the Company retirement programs in place at the time. Mr. Shafter is entitled, upon termination of his employment by the Company without "Cause", by him with "Good Reason" or either within three months prior to a change of control or within two years after a "Change of Control" (as such terms are defined in the employment agreement), to a severance payment equal to one-twelfth of his annual salary multiplied by the number of full years of employment by the Company, provided that in no event shall such amount be less than one-half of his annual salary, amounts accrued but unpaid under this employment contract and amounts payable under existing employee benefit plans.


                           COMPENSATION OF DIRECTORS

          Prior to November 1, 1996, fees paid to non-employee directors consisted of a $7,500 annual fee, a $1,000 fee for each Board of Directors meeting attended in person, a $500 fee for each Board of Directors meeting attended by telephone and a $500 fee for each committee meeting attended.

          Effective November 1, 1996, in lieu of the annual fee noted above, all non-employee directors on such date who are directors and those thereafter joining the Board, will be awarded a one time grant of 50,000 options under the Long Term Incentive Plan ("LTIP"), vesting six months from the grant date, at an exercise price equal to the market price on the grant date or $1.00 per share, whichever is higher. Additionally, effective November 1, 1996, the Chairman will be awarded options to purchase 25,000 shares of Atlas Common Stock, as granted under the LTIP, vesting six months from the grant date at an exercise price equal to the closing market price on the grant date or $1.00 per share, whichever is higher.


                              EXECUTIVE OFFICERS

          The information concerning the Company's executive officers required by this Item is included in Part I, Item 4, under the caption "EXECUTIVE OFFICERS OF THE COMPANY."



                COMPLIANCE WITH SECTION 16 OF THE EXCHANGE ACT

          Under Section 16 of the Exchange Act, the Company's directors and executive officers and persons holding more than 10% of the Company's Common Stock are required to report their initial ownership of Common Stock and subsequent changes to that ownership to the Securities and Exchange Commission and the New York Stock Exchange by specified due dates. To the Company's knowledge all of these filing requirements were satisfied with respect to transactions during the year ended December 31, 1996.

ITEM 11.  EXECUTIVE COMPENSATION

          The following table sets forth all compensation paid by the Company, for the year ended December 31, 1996, the six months ended December 31, 1995 and for each of the fiscal years ended June 30, 1995 and 1994, to Messrs. Gerald E. Davis, Richard E. Blubaugh and David J. Birkenshaw. Except for such persons, no person who was serving as an executive officer of the Company during the year ended December 31, 1996 had total cash and cash-equivalent remuneration which exceeded $100,000 during the year. Messrs. Birkenshaw and Davis terminated their employment with the Company on, respectively, June 21, 1996 and November 5, 1996. See Notes (5) and (7) under SUMMARY COMPENSATION TABLE.

                          SUMMARY COMPENSATION TABLE

                                                                                                 Long Term
                                                                                                  Compen-
                                                             Annual Compensation                  sation
                                               ----------------------------------------------    ---------
                                                                                Other Annual                      All Other
                                 Year or Period                                    Compen-         Stock           Compen-
Name and Principal Position          Ended          Salary          Bonus          sation         Options          sation
------------------------------------------------------------------------------  -------------     -------         ---------
Richard E. Blubaubagh, VP       Dec. 31, 1996       $ 91,676        $ 13,754    $ 10,214(2)       127,500         $5,750(3)
                                Dec. 31, 1995(1)    $ 46,575             -      $  5,956(2)        52,000         $2,794(3)
                                June 30, 1995       $ 86,500        $  3,500    $  6,481(2)        10,000         $5,400(3)
                                June 30, 1994       $ 84,852        $  2,000    $ 18,036(2)(4)     25,000         $5,211(3)
David J. Birkenshaw, CEO(5)     Dec. 31, 1996       $173,485        $150,000    $406,675(2)       200,000
                                Dec. 31, 1995(1)    $ 87,500             -      $ 84,462(2)(6)        -
                                June 30, 1995       $154,167             -           -            350,000
                                June 30, 1994       $ 75,000             -           -            300,000
                                June 30, 1993            -               -           -                -
Gerald E. Davis, President(7)   Dec. 31, 1996       $151,587        $ 35,000    $ 11,870(2)       200,000         $5,750(3)
                                Dec. 31, 1995(1)    $ 76,078             -      $  6,312(2)        40,000         $1,875(3)
                                June 30, 1995       $134,561        $  3,500    $  6,813(2)        75,000         $7,560(3)
                                June 30, 1994       $120,000             -      $ 45,436(2)(4)     25,000         $1,800(3)

  (1)  Represents the six month period ended December 31, 1995.
  (2) Includes certain perquisites, such as car allowances and life insurance premiums paid by the Company.
  (3) Includes contributions by the Company to the Investment Savings Plan for Employees of Atlas.
  (4) Amount includes payments by the Company to Messrs. Davis and Blubaugh of $35,625 and $11,875, respectively, in respect of options to purchase 15,000 and 5,000 shares of Common Stock by Messrs. Davis and Blubaugh following the change in control of September 20, 1993, representing the difference between the option price and the market price of such shares.
  (5) Upon the resignation of David J. Birkenshaw on June 21, 1996, the Company agreed to pay the following payments and benefits to Mr. Birkenshaw: 1) a single lump payment of $337,500 and six monthly installments of $18,500 less any amounts due the Company from the employee; 2) an award of an option to purchase an aggregate of 200,000 shares of the Company's Common Stock at an exercise price of $1.50 per share, which option shall become exercisable in whole or in part at any time prior to June 20, 1997; 3) the forgiveness of the $60,000 unsecured housing loan and any accrued interest on such loan; and pursuant to the Amendment to Resignation Agreement and General Release dated October 11, 1996, upon satisfaction of item 1) above, the Company paid to Mr. Birkenshaw an amount of $54,000.
  (6)  Amount includes $75,000 relocation expenses paid by the Company.
  (7) Upon the resignation of Gerald E. Davis, on November 5, 1996, the Company agreed to pay Mr. Davis the following payments and benefits: 1) a total payment of $325,657; payable as $25,657 immediately after execution of the Resignation Agreement and six monthly installments of $50,000 each commencing on January 13, 1997; 2) at any time prior to November 5, 1997, Mr. Davis may exercise the options granted to him on May 19, 1995 and August 10, 1995 under the Long Term Incentive Plan to purchase 100,000 shares of stock at an exercise price of $2.00, which options shall expire by November 5, 1997. At any time prior to November 5, 1998, Mr. Davis may exercise additional options granted to him on November 5, 1996 to purchase 100,000 shares of stock at an exercise price of $1.00 per share, which options shall expire by November 5, 1998.

See also, with respect to Messrs. Davis, Blubaugh and Birkenshaw, the section entitled "Options" below.


                               PERFORMANCE GRAPH

     The following graph shows changes over the past five years in the value of $100 invested in: (1) Atlas Corporation Common Stock, (2) the Dow Jones Equity Market Index and (3) the Dow Jones Precious Metals Index. The year-end values of each investment are based on the share price appreciation plus the monthly reinvestment of dividends, if any.

                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
 AMONG ATLAS CORPORATION, THE DOW JONES EQUITY MARKET INDEX AND THE DOW JONES
                            PRECIOUS METALS INDEX*


                         [GRAPH APPEARS HERE]



              COMPARISON OF FIVE YEAR CUMULATIVE RETURN
          AMONG ATLAS CORPORATION, DOW JONES EQUITY MARKET INDEX AND
                       DOW JONES PRECIOUS METALS INDEX.


                                               Dow Jones        Dow Jones
Measurement period                Atlas      Equity Market  Precious Metals
(Fiscal Year Covered)           Corporation      Index           Index
---------------------           -----------  -------------  ---------------
Measurement PT -
12/31/91                        $ 100.00       $ 100.00        $ 100.00

FYE 12/31/92                    $  85.71       $ 108.61        $  86.45
FYE 12/31/93                    $  71.43       $ 119.41        $ 139.07
FYE 12/31/94                    $  34.69       $ 120.33        $ 116.28
FYE 12/31/95                    $  22.45       $ 166.31        $ 122.95
FYE 12/31/96                    $  11.27       $ 205.57        $ 125.24


* $100 INVESTED ON 12/31/91 IN STOCK OR INDEX -
  INCLUDING REINVESTMENT OF DIVIDENDS.

        INVESTMENT AND SAVINGS PLAN. The Atlas Company Investment and Savings Plan (the "Plan") benefits employees of the Company and its subsidiaries who have completed six months of service. Each participant under the Plan must be at least 21 years of age. Under the Plan, an employee may elect to contribute, pursuant to a salary reduction election, not less than 1 percent and not more than 10 percent of the employee's annual compensation. The Company makes a matching contribution of 100 percent of the amount contributed by the employee, but not more than 6 percent of the employee's annual compensation. In addition, the Company may make special contributions to the Plan, but these special contributions may not exceed the maximum amount deductible under Section 404(a)(3)(A) of the Internal Revenue Code of 1986, as amended (the "Code"). Employee contributions may be invested in a number of investment options, but not Common Stock of the Company. All matching and special contributions to the Plan are invested in shares of Common Stock of the Company.

        1978 RETIREMENT PLAN. Eligible employees, including officers, participate in the Atlas Company 1978 Retirement Plan (the "1978 Retirement Plan"), a noncontributory defined benefit pension Plan. Benefits under the 1978 Retirement Plan are based on years of service and the participant's compensation during the participant's three consecutive highest compensated years out of the participant's final five years as a participant. Benefits under the 1978 Retirement Plan are payable upon disability, death or retirement at age 55 or later and may be distributed in the form of a lump sum, a single-life annuity, a joint and survivor annuity covering the participant and a beneficiary or installments over a term of years. Participants retiring before the age of 55 are entitled to a lump sum distribution. Effective March 1, 1997, the Company froze all future accrual of benefits under the 1978 Retirement Plan. The benefits earned by each participant as of February 28, 1997 shall be preserved and no benefit of any participant shall be decreased or reduced. At the Company's option the freeze can be lifted at any time in the future.

        The following table shows the estimated annual benefits payable upon retirement in the form of a single-life annuity under the 1978 Retirement Plan to persons in the specified compensation and years-of-service classifications:

                       PENSION PLAN TABLE

   Average
   Annual
Compensation
  on which
 Retirement
Benefits are    Estimated Annual Retirement Benefits at Age
   Based        65 for Indicated Years of Credited Services
-------------   -------------------------------------------
                  (10)     (15)     (20)     (25)     (30)
                -------  -------  -------  -------  -------
$50,000.......  $ 8,621  $12,932  $17,242  $21,553  $25,864
$100,000......  $18,621  $27,932  $37,242  $46,553  $55,864
$150,000......  $28,621  $42,932  $57,242  $71,553  $85,864
$200,000......  $28,621  $42,932  $57,242  $71,553  $85,864
$250,000......  $28,621  $42,932  $57,242  $71,553  $85,864
$300,000......  $28,621  $42,932  $57,242  $71,553  $85,864

        Retirement benefits under the 1978 Retirement Plan are based on salaries and additional compensation such as awards under the Annual Incentive Plan. These benefits are not affected by directors' fees.

        Benefits listed in the table are net of an offset for part of the participant's Social Security benefits. There is no other offset. Years of service credited through December 31, 1996 under the 1978 Retirement Plan for the officers listed in the SUMMARY COMPENSATION TABLE are 6 years for Mr. Davis and 14 years for Mr. Blubaugh.

        The Code sets limits on a participant's annual benefits on retirement under the 1978 Retirement Plan. To assure that participants' retirement benefits are not reduced in the future because of the Code limits, the Board of Directors adopted a supplemental Executive Retirement Plan, which provides retirement benefits on an unfunded basis to selected participants whose benefits under the 1978 Retirement Plan would be limited by the Code in an amount equal to the difference between the annual retirement benefit permitted under the 1978 Retirement Plan by the Code and the amount that would have been paid but for the limitation imposed by the Code.

        ANNUAL INCENTIVE PLAN. Under the Company's Annual Incentive Plan, incentive compensation may be paid to key employees selected by the Compensation Committee based on the achievement by the Company and the selected employees of performance goals established for each fiscal year by the Compensation Committee. In addition to target awards, which recognize achievement of the predetermined goals, the Compensation Committee may establish threshold and maximum awards to recognize performance which has only been minimally acceptable and performance which has been significantly above target. Target, threshold and maximum awards are expressed as a percentage of selected employees' base salary for the pertinent fiscal year. The Compensation Committee may consider the adverse impact of external circumstances on the Company's performance in evaluating the achievement of individual employee goals and in determining whether to exercise its authority in such circumstances to make alternative or supplemental awards. Since July 1, 1993, no awards were made under the Annual Incentive Plan.


                                    OPTIONS

OPTION GRANTS IN THE LAST FISCAL YEAR. The following table sets forth information relating to stock options granted during the year ended December 31, 1996 to Messrs. Davis, Blublaugh and Birkenshaw.


                                      % of Total
                      Number of       Options            Exercise                             Grant Date
                      Options         Granted to         Price (1)                              Present
Name                  Granted         Employees          per share         Expiration Date      Value (2)
---------------------------------------------------------------------------------------------------------
Gerald E. Davis       100,000(3)           11%           $ 1.00            Nov. 05, 1998      $ 27,000
Richard E. Blubaugh    75,000(3)         8.32%           $ 1.00            Oct. 31, 2006      $ 23,250
David J. Birkenshaw   200,000(4)         2.22%           $ 1.50            Jun. 29, 1999      $ 68,000
                      650,000(5)         72.1%

     (1) Exercise price is equal to or greater than the market value at date of grant.
     (2) Calculated as of the end of the applicable fiscal year using the Black-Scholes option pricing model, with reference to the most recent 24-month period for determining price volatility. The actual value, if any, that an executive may realize from the options will be the excess of the market price of the Common Stock on the day of exercising the options over the exercise price of the options.
     (3) Options granted on November 1, 1996 which vest in six months from the date of grant.
     (4) Pursuant to the terms of Mr. Birkenshaw's resignation agreement dated June 21, 1996, he was provided the option to purchase 200,000 shares of the Corporation's Common Stock at an exercise price of $1.50 per share, which option shall be exercisable at any time prior to June 20, 1999.
     (5) Options subsequently canceled on June 21, 1996.

AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION. The following table provides information relating to the number and value of stock options exercised in the year ended December 31, 1996 and the number of exercisable and unexercisable stock options held by executive officers at December 31, 1996:


                                                  Number of Unexercised Options
                                                       at December 31, 1996
                Shares Acquired                   -----------------------------
Name              on Exercise    Value Realized   Exercisable    Unexercisable
-------------------------------------------------------------------------------
Gerald E. Davis           -                 -       200,000               -
Richard E. Blubaugh       -                 -        25,250          101,250
David J. Birkenshaw       -                 -       200,000               -

There were no unexercised, in-the-money options at December 31, 1996.

                       COMPENSATION COMMITTEE INTERLOCKS
                           AND INSIDER PARTICIPATION

     The members of the Compensation Committee during 1996 are identified above under the heading BOARD AND COMMITTEE MEETINGS. No member of the Compensation Committee is or has been at any time an officer of the Company or any of its subsidiaries (except for Mr. Cook who served as a non-executive Chairman of the Company during 1996). During 1996, no executive officer of the Company served as a director or as member of the Compensation Committee of another entity whose executive officers served as a director or as a member of the Compensation Committee of the Company.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                         SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of April 9, 1997 regarding the beneficial ownership, including shares of Atlas Common Stock which may be acquired upon the exercise of stock options or warrants, or the conversion of any securities, within 60 days of April 9, 1997, of the Company's Common Stock by (i) persons known to the Company to own more than 5 percent of the Company's Common Stock, (ii) each director of the Company, (iii) each executive officer named in the Summary Compensation Table set forth above, and
(iv) all directors and executive officers as a group:

                                          SECURITY OWNERSHIP TABLE


Name                                           Number of Shares            Percent of Class
                                                 and Nature of
                                                  Beneficial
                                                  Ownership
                                                     (1)

M.I.M. Holdings Limited                            3,000,000(2)                11.90%(2)
   M.I.M. Plaza, 410 Anne St.
   Brisbane, Queensland, 4000
   Australia

H. R. Shipes                                       2,167,646(3)                 8.93%(3)
   335 North Wilmot Road, Suite 400
   Tucson, AZ  85711

Independence Mining Company                        1,400,000(4)                 5.78%(4)
   5251 DTC Parkway, Suite 700
   Englewood, CO 80111

Douglas R. Cook                                       90,334(5)                   *

Mario Caron                                               --                      *

James H. Dunnett                                     208,334(6)                   *

David P. Hall                                         63,334(7)                   *

C. Thomas Ogryzlo                                     63,334(7)                   *

Richard E. Blubaugh                                  116,860(8)                   *

Gerald E. Davis                                      200,000                      *

David Birkenshaw                                     200,000                      *

All current executive officers and directors       3,282,714(9)                 13.0%(9)
 as a group (11 persons)

          (1) Does not include shares issuable on the exercise of options which have not vested and will not vest within sixty days of this report.

          (2) M.I.M. Holdings Limited, to the best of the Company's knowledge, is the direct beneficial owner of (i) 2,000,000 shares of Common Stock and (ii) warrants issued by the Company which are exercisable into 1,000,000 shares of Common Stock at an exercise price of $7.00 per share.

          (3) On October 28, 1996, a Schedule 13D was filed with the Securities and Exchange Commission by H.R. Shipes reflecting beneficial ownership of 2,117,646 shares of Common Stock of which 156,863 are held by Mr. Shipes for the benefit of his minor child under the

Uniform Gift to Minor's Act. Also included are 50,000 options granted to Mr. Shipes as a director of Atlas which are exercisable on May 1, 1997.

          (4) On November 3, 1995, Atlas received a copy of Schedule 13D filed by Independence Mining Company Inc. reflecting direct ownership of 1,400,000 shares of Common Stock.

          (5) Includes 2,000 shares of Common Stock directly owned and 88,334 shares obtainable upon exercise of options granted to Mr. Cook under the Long Term Incentive Plan.

          (6) James H. Dunnett may be deemed, by virtue of his 25 percent interest in Acorn Capital Financial Corporation which is the direct beneficial owner of (i) 100,000 shares of Common Stock and (ii) warrants issued by the Company which are exercisable into 45,000 shares of Common Stock at an exercise price of $7.00 per share, to be the indirect beneficial owner of securities owned by Acorn Capital Financial Corporation. Mr. Dunnett's holdings also include 63,334 shares obtainable upon exercise of options granted to him under the Long Term Incentive Plan.

          (7) Includes 63,334 shares obtainable upon exercise of options granted under the Long Term Incentive Plan.

          (8) Includes (i) 101,250 shares obtainable upon the exercise of options granted under the Long Term Incentive Plan, (ii) 14,610 shares held in Mr. Blubaugh's account under the Company's 401(k) Plan and (iii) 1,000 shares held directly.

          (9) Includes (i) 982,086 shares obtainable upon exercise of options granted under the Long Term Incentive Plan, (ii) warrants issued by the Company which are exercisable into 45,000 shares of Common Stock at an exercise of $7.00 per share (iii) 33,982 shares of Common Stock held beneficially under the Company's 401(k) Plan, and (iv) direct ownership of 2,221,646 shares of Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Dunnett is a principal of the investment banking firm of Endeavour Financial Corporation, ("Endeavour") which acts as a financial advisor to the Company.
Mr. Dunnett served, from April 1, 1995 until September 30, 1995 as an Atlas nominee on the Board of Directors of Vista Gold Corp. and also serves on the Board of Directors of Cornerstone Industrial Minerals Corporation ("Cornerstone"), a majority owned subsidiary of the Company. During the year ended December 31, 1996, the Company paid Endeavour $170,000 in advisory fees.

Mr. Birkenshaw, Chairman and Chief Executive Officer of the Company until his resignation on June 21, 1996, served as the Vice Chairman of Vista Gold Corp., in which the Company currently retains a 9.6% interest and served until February 16, 1996 as a director of Dakota Mining Corporation ("Dakota"). The Company, which acquired an approximate 9% interest in Dakota in March 1995, sold its holdings in Dakota on March 9, 1996.

Mr. Birkenshaw served as Chairman of Cornerstone from June 1991 through March 1995, and was reappointed Chairman of Cornerstone upon Atlas's acquisition of 51% of Cornerstone on November 29, 1995, serving until June 21,1996. Prior to Atlas's acquisition of the 51% interest in Cornerstone, Mr. Birkenshaw purchased 1,150,000 warrants to purchase Common Shares of the Company from Cornerstone, which were exercisable at $3.625 per share and expired on September 20, 1996. Mr. Birkenshaw received a non-interest bearing unsecured loan from Cornerstone in the amount of C$25,000 payable upon demand, the proceeds of which were used to purchase the Atlas warrants. Mr. Birkenshaw repaid the Cornerstone loan in March 1996.

Mr. Birkenshaw serves as Chairman of Birkenshaw & Company, Ltd., a merchant bank. During the year ended December 31, 1996, the six months ended December 31, 1995 and the year ended June 30, 1995, the Company paid Birkenshaw & Company $0, $43,000 and $174,000, respectively, for reimbursement of expenses incurred on behalf of the Company.

Mr. Birkenshaw received from Atlas a $60,000 unsecured housing loan, bearing an 8% interest rate, in connection with his relocation to Denver, Colorado. This loan was forgiven as part of his resignation agreement. Mr. Birkenshaw received from the Company and its subsidiaries unsecured noninterest bearing employee advances of approximately $99,000. Such advances have subsequently been repaid.

Mr. Shipes is the President, Chief Executive Officer and Chairman of
Arimetco International Inc. ("Arimetco"), a Canadian mining company. The Company purchased 50% of Arisur Inc., a Grand Cayman corporation, which owns and operates mining operations in Bolivia, from Arimetco for $3.3 million in cash. The Company acquired the remaining 50% of Arisur Inc. from Suramco Metals, Inc., a Nevada corporation, of which Mr. Shipes is a major shareholder, for four million shares of the Company's common stock. As part of the transaction, Mr. Shipes became a member of the Company's Board of Directors.

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

     (a) (1)  Financial Statements:

              See Index to Financial Statements and Schedules on page 80.

         (2)  Financial Statement Schedules:

              See Index to Financial Statements and Schedules on page 80.

         (3)  Exhibits:


          Exhibit
          Number                       Exhibits
          ----------------------------------------------------------------------


          2.1 Agreement and Plan of Reorganization between the Company and the shareholders of Suramco Metals, Inc. dated October 7, 1996.


          2.2 Stock Purchase Agreement between the Company and Arimetco International Inc. dated October 7, 1996.


          2.3 Stock Purchase Agreement between the Company and Cornerstone Industrial Minerals Corporation dated December 13, 1996.


          3.1 Restated Certificate of Incorporation of the Company, dated January 3, 1990 (filed as Exhibit 3.2 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1989, and incorporated herein by reference).


          3.2 By-Laws of the Company, as amended on July 12, 1995. (filed as an Exhibit 3.3 to the Company's annual report on Form 10-K for the year ended June 30, 1995 and incorporated herein by reference).


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

  10.9 Atlas Corporation Annual Incentive Plan adopted by the Board of Directors of the Company on March 6, 1991 (filed as Exhibit 10.20 to the Company's annual report on Form 10-K for the year ended June 30, 1991 and incorporated herein by reference).

  10.10 Securities Purchase Agreement dated September 3, 1993 between the Company and Phoenix Financial Holdings Inc. (filed as Exhibit 2 to the Company's Report on Form 8-K filed on September 9, 1993 and incorporated herein by reference).

  10.11 Amendment dated as of September 15, 1993 to the Amended and Restated Rights Agreement dated as of August 2, 1989 between the Company and Chemical Bank, as successor by merger with Manufacturers Trust Company (filed as Exhibit 10.25 to the Company's annual report on Form 10-K for the year ended June 30, 1993 and incorporated herein by reference).

  10.12 Employment agreement made as of September 22, 1993, between the Company and David J. Birkenshaw (filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1994 and incorporated herein by reference).

          10.13 Amendment dated as of August 28, 1995 to the employment agreement made as of September 22, 1993, between the Company and David J. Birkenshaw (filed as exhibit 10.15 to the Company's annual report on Form 10-K for the year ended June 30, 1995 and incorporated herein by reference).

          10.14 Share Purchase Agreement dated April 28, 1994 between the Company and M.I.M. (Canada) Inc. (filed as an Exhibit 10.18 to the Company's annual report on Form 10-K for the year ended June 30, 1994 and incorporated herein by reference).

          10.15 Agreement dated May 10, 1994 between the Company and Granges Inc. (filed as an Exhibit 10.19 to the Company's annual report on Form 10-K for the year ended June 30, 1994 and incorporated herein by reference)

          10.16 Registration Rights Agreement dated August 15, 1994, between the Company and First Marathon Securities Limited (filed as
                    Exhibit 10.20 to the Company's annual report on Form 10-K for the year ended June 30, 1994 and incorporated herein by reference).

          10.17 Indemnity Agreement dated August 15, 1995 between the Company and M.I.M. Holdings Limited (filed as an Exhibit
                    10.21 to the Company's annual report on Form 10-K for the year ended June 30, 1994 and incorporated herein by reference).

          10.18 Second Amendment dated as of August 15, 1994 to the Amended and Restated Rights Agreement dated August 2, 1989 between the Company and Chemical Bank, as successor by merger with Manufacturers Hanover Trust Company (filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference).

          10.19 The Company's Long Term Incentive Plan, as amended dated February 17, 1995 (filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference).

          10.20 Employment Agreement made as of January 16, 1995 between the Company and Michael B. Richings (filed as Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference).

  10.23 Atlas Subscription Agreement dated March 9, 1995 between the Company and Dakota Mining Corporation. (filed as exhibit 10.26 to the Company's annual report on Form 10-K for the year ended June 30, 1995 and incorporated herein by reference).

  10.24 Amendment dated September 15, 1995 to the employment agreement made as of February 17, 1995 between the Company and Richard E. Blubaugh. (filed as exhibit 10.27 to the Company's annual report on Form 10-K for the year ended June 30, 1995 and incorporated herein by reference).

  10.25   Employment Agreement dated June 1, 1995 between the Company and Gerald
          E. Davis (filed as exhibit 10.28 to the Company's annual report on Form 10-K for the year ended June 30, 1995 and incorporated herein by reference).

  10.26 Amendment dated September 20, 1995 to the employment agreement dated June 1, 1995 between the Company and Gerald E. Davis (filed as exhibit
          10.29 to the Company's annual report on Form 10-K for the year ended June 30, 1995 and incorporated herein by reference).

  10.27 Underwriting Agreement dated as of October 25, 1995 by and among the Company, Yorkton Securities Inc. and First Marathon Securities Ltd. regarding the distribution of special Debenture warrants exercisable for 7% Exchangeable Debentures due October 25, 2000 of the Company (filed as Exhibit 99.1 to the Company's Registration Statement on Form S-3 (33-65165) as filed with the Commission on December 19, 1995 and incorporated herein by reference).

  10.28 Granges Registration Agreement dated as of November 10, 1995 between the Company and Granges Inc. (filed as Exhibit 99.3 to the Company's Registration Statement on Form S-3 (33-65165) as filed with the Commission on December 19, 1995 and incorporated herein by reference).

  10.29 Indemnification Agreement dated as of November 15, 1995 between the Company and Granges Inc. (filed as Exhibit 99.4 to the Company's Registration Statement on Form S-3 (33-65165) as filed with the Commission on December 19, 1995 and incorporated herein by reference).

  10.30 Option Agreement between the Company and Harvest Gold Corporation signed September 13, 1995 (filed as Exhibit 99.7 to the Company's Registration Statement on Form S-3 (33-65165) as filed with the Commission on December 19, 1995 and incorporated herein by reference).

  10.31 Purchase and Sale Agreement dated October 25, 1995 between the Company and Independence Mining Company Inc. (filed as Exhibit 99.8 to the Company's Registration Statement on Form S-3 (33-65165) as filed with the Commission on December 19, 1995 and incorporated herein by reference).

  10.32 Registration Rights Agreement dated October 25, 1995 between the Company and Independence Mining Company Inc. (filed as Exhibit 99.9 to the Company's Registration Statement on Form S-3 (33-65165) as filed with the Commission on December 19, 1995 and incorporated herein by reference).

  10.33 Agreement between the Company and Brown & Root, Inc. dated October 23, 1995 (filed as Exhibit 99.10 to the Company's Registration Statement on Form S-3 (33-65165) as filed with the Commission on December 19, 1995 and incorporated herein by reference).

  10.34 Mining Venture Agreement with Granges (US), Inc. dated September 29, 1995 (filed as Exhibit 10.37 to the Company's annual report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

  10.35 Business combination agreement with MSV Resources Inc. dated March 5, 1996 (filed as Exhibit 10.38 to the Company's annual report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

  10.36 Resignation Agreement and General Release dated June 21, 1996 between the Company and David J. Birkenshaw.

  10.37 Support Letter dated August 16, 1996 to the Company from Granges Inc. and Da Capo Resources Ltd.

  10.38 Amendment to Resignation Agreement and General Release dated October 1996 between the Company and David J. Birkenshaw.

  10.39 Resignation Agreement and General Release dated November 5, 1996 between the Company and Gerald E. Davis.

  10.40 Amendment to Resignation Agreement and General Release dated January 14, 1997 between the Company and Gerald E. Davis.

          10.41 Employment Agreement dated December 1, 1996 between the Company and Gregg B. Shafter.

          10.42 Letter Agreement dated January 6, 1997 regarding the withdrawal from the Gold Bar mining venture agreement between the Company and Granges (US), Inc.

          21      Subsidiaries of the Company

          23      Consent of Independent Auditors


  (b) The Registrant filed or amended reports on Form 8-K during the fourth quarter of 1996 as follows:

              (i) Report on Form 8-K dated October 12, 1996 containing the Company's news release with respect to completing the acquisition of Arisur and operating mines in Bolivia.

             (ii) Report on Form 8-K dated October 18, 1996 containing the Company's press release with respect to electing a Chairman and funding expansion programs of the Company's Bolivia operations.

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

                               ATLAS CORPORATION

By: /s/ Richard E. Blubaugh
Name: Richard B. Blubaugh
Title:  Vice President

Date: April 15, 1997
      --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/ James R. Jensen           Treasurer, Controller and Sec.
-------------------           (Principal Accounting Officer       April 15, 1997
James R. Jensen               and Principal Financial Officer)
--------------


/s/ Douglas R. Cook           Director                            April 15, 1997
-------------------                                               --------------
Douglas R. Cook

/s/ James H. Dunnett          Director                            April 15, 1997
--------------------                                              --------------
James H. Dunnett

/s/ David P. Hall             Director                            April 15, 1997
-----------------                                                 --------------
David P. Hall

/s/ C. Thomas Ogryzlo         Director                            April 15, 1997
---------------------                                             --------------
C. Thomas Ogryzlo

/s/ H.R. Shipes               Director                            April 15, 1997
----------------                                                  --------------
H.R. Shipes

/s/ Mario Caron               Director                            April 15, 1997
---------------                                                   --------------
Mario Caron

                    ATLAS CORPORATION AND ITS SUBSIDIARIES
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULE
         DECEMBER 31, 1996, DECEMBER 31, 1995, JUNE 30, 1995 AND 1994

                                                                                   Page
                                                                                   ----
FINANCIAL STATEMENTS OF ATLAS CORPORATION

     Consolidated Statements of Operations for the
     Year Ended December 31, 1996, the Six Months Ended
     December 31, 1995 and for the Years Ended June 30, 1995 and 1994.              33

     Consolidated Balance Sheets as of December 31, 1996 and 1995, and June         34
     30, 1995.

     Consolidated Statements of Stockholder's Equity
     (Deficit) for the Year Ended December 31, 1996, the Six Months Ended
     December 31, 1995 and for the Years Ended June 30, 1995 and 1994.              35

     Consolidated Statements of Cash Flow for the
     Year Ended December 31, 1996, the Six Months Ended December 31, 1995
     and for the Years Ended June 30, 1995 and 1994.                                36

     Notes to Consolidated Financial Statements                                37 - 61

     Report of the Independent Auditors                                             62

SCHEDULES FOR THE YEAR ENDED DECEMBER 31, 1996, THE SIX MONTHS ENDED
DECEMBER 31, 1995 AND FOR THE YEARS ENDED JUNE 30, 1995 AND 1994:

     VIII Valuation and Qualifying Accounts and Reserves                            87


                      ATLAS CORPORATION AND SUBSIDIARIES
            SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND
                                   RESERVES

          For the Year Ended December 31, 1996, the Six Months Ended
         December 31, 1995 and the Years Ended June 30, 1995, and 1994
                                (In thousands)


Column A                             Column B     Column C   Column D         Column E      Column F
                                                        Additions
                                               --------------------------
                                    Balance at   Charged to    Charge to                   Balance of
                                    Beginning    Costs and      Other           (2)          End of
Classification                        Period     Expenses      Accounts      Deductions      Period
------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1996
Provisions for loss from
disposal of discontinued
operations                           $ 5,608     $     --     $   816(3)        $ 2,913     $ 3,511

SIX MONTHS ENDED DECEMBER 31, 1995
Provisions for loss from
disposal of discontinued
operations                             7,050           --       1,032(3)         (2,474)      5,608

YEAR ENDED JUNE 30, 1995
Provision for loss from
disposal of discontinued
operations                             9,327          225          --            (2,502)      7,050

YEAR ENDED JUNE 30, 1994
Provision for loss from
disposal of discontinued
operations                            11,689           --         102(1)         (2,464)      9,327

---------------------
        (1)  Represents net proceeds from the disposition of assets.

        (2)  Represents costs incurred.

        (3) Represents reimbursement of costs from the US Department of Energy under Title X.

                             SCHEDULE OF EXHIBITS


          Exhibit
          Number                             Exhibits
         ----------------------------------------------------------------------

         2.1 Agreement and Plan of Reorganization between the Company and the shareholders of Suramco Metals, Inc. dated October 7, 1996.


         2.2 Stock Purchase Agreement between the Company and Arimetco International Inc. dated October 7, 1996.


         2.3 Stock Purchase Agreement between the Company and Cornerstone Industrial Minerals Corporation dated December 13, 1996.


         3.1 Restated Certificate of Incorporation of the Company, dated January 3, 1990 (filed as Exhibit 3.2 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1989, and incorporated herein by reference).


         3.2 By-Laws of the Company, as amended on July 12, 1995. (filed as an Exhibit 3.3 to the Company's annual report on Form 10-K for the year ended June 30, 1995 and incorporated herein by reference).


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

         10.10 Securities Purchase Agreement dated September 3, 1993 between the Company and Phoenix Financial Holdings Inc. (filed as Exhibit 2 to the Company's Report on Form 8-K filed on September 9, 1993 and incorporated herein by reference).

          10.11 Amendment dated as of September 15, 1993 to the Amended and Restated Rights Agreement dated as of August 2, 1989 between the Company and Chemical Bank, as successor by merger with Manufacturers Trust Company (filed as Exhibit 10.25 to the Company's annual report on Form 10-K for the year ended June 30, 1993 and incorporated herein by reference).

          10.12 Employment agreement made as of September 22, 1993, between the Company and David J. Birkenshaw (filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1994 and incorporated herein by reference).

          10.13 Amendment dated as of August 28, 1995 to the employment agreement made as of September 22, 1993, between the Company and David J. Birkenshaw (filed as exhibit 10.15 to the Company's annual report on Form 10-K for the year ended June 30, 1995 and incorporated herein by reference).

          10.14 Share Purchase Agreement dated April 28, 1994 between the Company and M.I.M. (Canada) Inc. (filed as an Exhibit 10.18 to the Company's annual report on Form 10-K for the year ended June 30, 1994 and incorporated herein by reference).

         10.15 Agreement dated May 10, 1994 between the Company and Granges Inc. (filed as an Exhibit 10.19 to the Company's annual report on Form 10-K for the year ended June 30, 1994 and incorporated herein by reference)

         10.16 Registration Rights Agreement dated August 15, 1994, between the Company and First Marathon Securities Limited (filed as
                    Exhibit 10.20 to the Company's annual report on Form 10-K for the year ended June 30, 1994 and incorporated herein by reference).

         10.17 Indemnity Agreement dated August 15, 1995 between the Company and M.I.M. Holdings Limited (filed as an Exhibit
                    10.21 to the Company's annual report on Form 10-K for the year ended June 30, 1994 and incorporated herein by reference).

         10.18 Second Amendment dated as of August 15, 1994 to the Amended and Restated Rights Agreement dated August 2, 1989 between the Company and Chemical Bank, as successor by merger with Manufacturers Hanover Trust Company (filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference).

         10.19 The Company's Long Term Incentive Plan, as amended dated February 17, 1995 (filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference).

         10.20 Employment Agreement made as of January 16, 1995 between the Company and Michael B. Richings (filed as Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference).

         10.23 Atlas Subscription Agreement dated March 9, 1995 between the Company and Dakota Mining Corporation. (filed as exhibit
                    10.26 to
                   the Company's annual report on Form 10-K for the year ended June 30, 1995 and incorporated herein by reference).

         10.24 Amendment dated September 15, 1995 to the employment agreement made as of February 17, 1995 between the Company and Richard E. Blubaugh. (filed as exhibit 10.27 to the Company's annual report on Form 10-K for the year ended June 30, 1995 and incorporated herein by reference).

         10.25 Employment Agreement dated June 1, 1995 between the Company and Gerald E. Davis (filed as exhibit 10.28 to the Company's annual report on Form 10-K for the year ended June 30, 1995 and incorporated herein by reference).

         10.26 Amendment dated September 20, 1995 to the employment agreement dated June 1, 1995 between the Company and Gerald
                   E. Davis (filed as exhibit 10.29 to the Company's annual report on Form 10-K for the year ended June 30, 1995 and incorporated herein by reference).

         10.27 Underwriting Agreement dated as of October 25, 1995 by and among the Company, Yorkton Securities Inc. and First Marathon Securities Ltd. regarding the distribution of special Debenture warrants exercisable for 7% Exchangeable Debentures due October 25, 2000 of the Company (filed as Exhibit 99.1 to the Company's Registration Statement on Form S-3 (33-65165) as filed with the Commission on December 19, 1995 and incorporated herein by reference).

         10.28 Granges Registration Agreement dated as of November 10, 1995 between the Company and Granges Inc. (filed as Exhibit 99.3 to the Company's Registration Statement on Form S-3 (33-65165) as filed with the Commission on December 19, 1995 and incorporated herein by reference).

         10.29 Indemnification Agreement dated as of November 15, 1995 between the Company and Granges Inc. (filed as Exhibit 99.4 to the Company's Registration Statement on Form S-3 (33-65165) as filed with the Commission on December 19, 1995 and incorporated herein by reference).

         10.30 Option Agreement between the Company and Harvest Gold Corporation signed September 13, 1995 (filed as Exhibit 99.7 to the Company's Registration Statement on Form S-3 (33-65165) as filed with the Commission on December 19, 1995 and incorporated herein by reference).

         10.31 Purchase and Sale Agreement dated October 25, 1995 between the Company and Independence Mining Company Inc. (filed as
                   Exhibit 99.8 to the Company's Registration Statement on Form S-3 (33-65165) as filed with the Commission on December 19, 1995 and incorporated herein by reference).

         10.32 Registration Rights Agreement dated October 25, 1995 between the Company and Independence Mining Company Inc. (filed as
                   Exhibit 99.9 to the Company's Registration Statement on Form S-3 (33-65165) as filed with the Commission on December 19, 1995 and incorporated herein by reference).

         10.33 Agreement between the Company and Brown & Root, Inc. dated October 23, 1995 (filed as Exhibit 99.10 to the Company's Registration Statement on Form S-3 (33-65165) as filed with the Commission on December 19, 1995 and incorporated herein by reference).

         10.34 Mining Venture Agreement with Granges (US), Inc. dated September 29, 1995 (filed as Exhibit 10.37 to the Company's annual report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

         10.35 Business combination agreement with MSV Resources Inc. dated March 5, 1996 (filed as Exhibit 10.38 to the Company's annual report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

         10.36 Resignation Agreement and General Release dated June 21, 1996 between the Company and David J. Birkenshaw.

         10.37 Support Letter dated August 16, 1996 to the Company from Granges Inc. and Da Capo Resources Ltd.

         10.38 Amendment to Resignation Agreement and General Release dated October 1996 between the Company and David J. Birkenshaw.

         10.39 Resignation Agreement and General Release dated November 5, 1996 between the Company and Gerald E. Davis.

         10.40 Amendment to Resignation Agreement and General Release dated January 14, 1997 between the Company and Gerald E. Davis.

         10.41 Employment Agreement dated December 1, 1996 between the Company and Gregg B. Shafter.

         10.42 Letter Agreement dated January 6, 1997 regarding the withdrawal from the Gold Bar mining venture agreement between the Company and Granges (US), Inc.

         21        Subsidiaries of the Company

         23        Consent of Independent Auditors