Form 10-Q
period 1997-03-31
ATLAS CORP
filed 1997-05-19
CIK 8302

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

COMMISSION FILE NO. 1-2714

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the quarterly period ended  March 31, 1997
                                                ---------------

                                or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934


            For the transition period from ________________________
                                       to  ________________________

                               ATLAS CORPORATION
                   ------------------------------------------
                     (Exact name of registrant as specified
                                in its charter)

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

                                Yes   X   No
                                    -----    -----

     As of May 9, 1997, 24,219,963 shares of Common Stock, par value $1 per share, were issued and outstanding.

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
         ---------------------
                               ATLAS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (in Thousands)

                                                        March 31,   December 31,
                                                          1997          1996
--------------------------------------------------------------------------------
                                                       (Unaudited)
ASSETS
Current Assets:
         Cash and cash equivalents                       $    188       $  1,099
         Accounts receivable - Trade                          338            270
         Accounts receivable - Other                          557            469
         Inventories                                          957            848
         Prepaid expenses and other current assets            122            195
                                                     ------------   ------------
           Total current assets                             2,162          2,881
                                                     ------------   ------------
Property, plant and equipment                              65,027         64,166
Less, accumulated depreciation, depletion,
         amortization and impairment                      (45,027)       (44,779)
                                                     ------------   ------------
                                                           20,000         19,387

Investment in Vista Gold Corp. (Note 5)                     7,346         11,542
Restricted cash and securities                              6,258          6,266
Other assets                                                1,522          1,605
                                                     ------------   ------------
                                                         $ 37,288       $ 41,681
                                                     ============   ============

LIABILITIES
Current liabilities:
         Trade accounts payable                          $  2,147       $  1,544
         Accrued liabilities                                2,365          2,136
         Short-term debt                                    2,228          2,129
                                                     ------------   ------------
           Total current liabilities                        6,740          5,809

Long-term debt                                             13,310         13,310
Other liabilities, long-term                                9,950          9,505

Minority Interest                                             649            685

Commitments and contingencies (Note 4)

STOCKHOLDERS' EQUITY
Common stock                                               24,220         24,180
Capital in excess of par value                             68,504         68,514
Deficit                                                   (79,433)       (77,867)
Currency translation adjustment                              (133)          (133)
Unrealized loss on investments in equity securities        (6,519)        (2,322)
                                                     ------------   ------------
           Total stockholders' equity                       6,639         12,372
                                                     ------------   ------------
                                                         $ 37,288       $ 41,681
                                                     ============   ============

See notes to consolidated financial statements.


                               ATLAS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In Thousands, Except Per Share Data, Unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                  ----------------------------
                                                       1997           1996
------------------------------------------------------------------------------

Mining revenue                                      $   654           $    --
Costs and expenses:
 Production costs                                       614                --
 Depreciation, depletion and amortization               250                --
 Shutdown and standby costs                             107               282
 General and administrative  expenses                   639             1,211
 Exploration and  prospecting costs                     557                89
                                                  ---------          --------
   Gross Operating Loss                              (1,513)           (1,582)
                                                  ---------          --------

Other (income) and expense:
 Interest expense                                       310               423
 Interest income                                       (117)             (161)
 Equity in loss of unconsolidated
  subsidiary (Note 5)                                    --               696
 Gain on sale of marketable securities                   --            (1,333)
 Other                                                 (103)               (6)
                                                  ---------          --------
   Loss from continuing operations before income
    taxes and minority interest                      (1,603)           (1,201)

Provision for income taxes                               --                --
                                                  ---------          --------

   Loss from continuing operations before minority
    interest                                         (1,603)           (1,201)

Minority interest in net loss of subsidiary              37                89
                                                  ---------          --------

   Net Loss                                         $(1,566)          $(1,112)
                                                  =========          ========

Per share of common stock:
   Net Loss                                         $ (0.06)          $ (0.06)
                                                  =========          ========

Average number of common shares outstanding          24,193            20,050
                                                  =========          ========

See notes to consolidated financial statements.

                               ATLAS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands, Unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                  ----------------------------
                                                       1997           1996
------------------------------------------------------------------------------

Operating activities:
 Net loss                                          $(1,566)           $(1,112)
 Add (deduct) non-cash items:
   Depreciation, depletion, amortization               261                  8
   Equity in loss of unconsolidated subsidiary          --                696
   Gain on sale of marketable securities                --             (1,333)
   Other                                                (6)                (3)
 Net change in non-cash items related to
  operations (Note 3)                                  853             (1,535)
                                                  ---------          --------
   Cash used in continuing operations                 (458)            (3,279)
                                                  ---------          --------
From discontinued operations:
 Change in estimated uranium reclamation costs         366               (785)
                                                  ---------          --------
   Cash provided by (used in) discontinued
    operations                                         366               (785)
                                                  ---------          --------
   Cash used in operating activities                   (92)            (4,064)
                                                  ---------          --------

Investing activities:
  Additions to property, plant and equipment          (918)              (422)
  Proceeds from issuance of debt released from
   escrow                                               --             10,000
  Proceeds from sale of marketable securities           --              4,520
                                                  ---------          --------
   Cash provided by (used in) investing activities    (918)            14,098
                                                  ---------          --------
Financing activities:
  Net increase (repayment) of short-term note           99             (2,000)
  Costs associated with issuance of debt                --               (283)
                                                  ---------          --------
   Cash provided by (used in) financing activities      99             (2,283)
                                                  ---------          --------
Increase (decrease) in cash and cash equivalents      (911)             7,751

Cash and cash equivalents:
 Beginning of period                                 1,099              1,607
                                                  ---------          --------
 End of period                                     $   188            $ 9,358
                                                  =========          ========


See notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. There has not been any change in the significant accounting policies of Atlas Corporation (the "Company") for the periods presented.

   In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results for these interim periods are not necessarily indicative of results for the entire year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report of Form 10-K for the fiscal year ended December 31, 1996.

   Certain of the comparative figures have been reclassified to conform with the current year's presentation.

2. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the quarters ended March 31, 1997 and March 31, 1996 is not expected to be material.

   There has been no dilution of earnings per share as a result of the exercise of Option Warrants to Purchase Common Stock or stock options during the periods presented.

3. The components of the net change in items other than cash related to operating activities as reflected in the Consolidated Statements of Cash Flows are as follows:

                                              Three Months Ended
                                                    March 31,
                                              -------------------
                                                 1997      1996
-----------------------------------------------------------------
Add (deduct) items other than cash:
     Accounts receivable                         $(156)   $    64
     Inventories                                  (109)        --
     Prepaid expenses and other current assets      73        (10)
     Other assets                                   79         20
     Trade accounts payable                        603     (1,423)
     Accrued liabilities                           229        268
     Other liabilities, long-term                  134       (454)
                                              --------    -------
                                                 $ 853    $(1,535)
                                              ========    =======

4. The Company is obligated to decommission and reclaim its uranium mill site located near Moab, Utah. The Company discontinued its uranium operations and permanently shut down its uranium operations in 1987 and accrued estimated shut-down and reclamation costs of $17,406,000. The balance of this accrual at March 31, 1997 was $3,071,000. Title X of The Comprehensive National Energy Policy Act ("Title X"), enacted in October 1992, provides for the reimbursement of decommissioning and reclamation expenses related to uranium sites with tailings generated by Atomic Energy Commission ("AEC") contracts. The Company's uranium reclamation costs will be reduced by this government cost sharing program as 56% of its tailings were generated under AEC contracts. The Company believes the accrual, when combined with anticipated reimbursements under the Title X program, is sufficient to cover future reclamation costs.

   The Company has submitted four claims to the Department of Energy ("DOE") under Title X for reclamation costs incurred from the fiscal year ended June 30, 1980 through March 31, 1997. As of May 1, 1997, the status of the four claims is as follows:

                                                                         Anticipated              Actual
                             Gross Claim            Gross Amount        Reimbursement          Reimbursement         Anticipated
Claim Date                     Amount                 Approved            Receivable             Payments            Balance Due
------------------------------------------------------------------------------------------------------------------------------------

July 7, 1994                 $4,999,000         $ 4,510,000            $ 2,530,000             $1,988,000          $  542,000
June 16, 1995                 3,638,000           2,591,000              1,454,000                990,000             464,000
May 1, 1996                   3,998,000           2,987,000/1/           1,676,000                368,000           1,308,000
May 1, 1997                   2,054,000                  --/2/           1,152,000                     --           1,152,000
------------------------------------------------------------------------------------------------------------------------------------

Totals                                                                  $6,812,000             $3,346,000          $3,466,000
====================================================================================================================================


  /1/  Preliminary approval as of 3/31/97.
  /2/  Pending.

   Timing of the actual payments for approved reimbursements is a function of Congressional appropriation of Title X funding.

5. With respect to the quarter ended March 31, 1996, the Company reported the financial results of Granges Inc. ("Granges"), a Canadian mining company in which it held a 27.5% ownership interest as of March 31, 1996, under the equity method. A summarized Statement of Operations (Unaudited, US dollars, Canadian GAAP, in thousands) of Granges, as reported by Granges, for the three month period ending March 31, 1996 is set forth below:

                                                  March 31,
                                                     1996
                                                  ---------
        Revenue                                     $ 6,669
        Cost of sales                                 5,616
        Depreciation, depletion & amortization        1,114
                                                    -------
             Gross margin                               (61)

        Net income (loss)                           $(1,966)
                                                    =======


   Under the equity method, the Company reported a net loss of $696,000 for the three month period ended March 31, 1996. Cost in excess of Atlas's share of Granges' net assets were allocated based upon their relative market value. Excess costs related to producing properties were amortized on a unit of production (gold ounces) basis and were included in the reported loss.

   On October 16, 1996, the Company sold 4,240,324 Granges Common Shares at $1.32 per share. On October 31, 1996, Granges amalgamated with Da Capo Resources Ltd. to form Vista Gold Corp. ("Vista"), further reducing the Company's ownership interest to 9.6%. The Company continues to hold 8,393,826 Vista Common Shares, which have been pledged as security for the Company's $9.81 million Exchangeable Debentures due October 25, 2000. As a consequence of these changes, the Company changed its method of accounting for the Vista investment from an equity basis to a fair value basis with unrealized gains and losses reported as a separate component of stockholders' equity.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

"SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

   Statements which are not historical facts contained in this Form 10-Q are forward looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: general economic conditions, metal and mineral prices, political events in foreign countries, the risks associated with foreign operations generally, the timing of receipt of necessary governmental permits, climatic conditions, labor relations, availability and cost of material and equipment, the actual configuration of ore bodies, delays in anticipated start-up dates, environmental risks, the results of financing efforts and other risk factors detailed in the Company's Form 10-K and 8-K filed with the Securities and Exchange Commission.

RECENT EVENTS

   On April 24, 1997, the Company signed a binding letter agreement with Barrick Gold Exploration Inc. ("Barrick"), a subsidiary of Barrick Gold Corporation of Toronto, Ontario, Canada, with respect to the purchase from the Company of its Gold Bar property. Under the terms of the letter agreement, subject to satisfactory due diligence, Barrick will purchase from the Company more than 90% of the Gold Bar properties with an option to acquire the balance within two years. The letter agreement provides for completion of definitive purchase agreements on or before June 3, 1997. Upon execution of the definitive purchase agreements, the Company will receive from Barrick $1,000,000 in cash and Barrick will purchase 1,000,000 Atlas Common Shares at $1 per share. During the following two year period Barrick is required to expend $3,000,000 on the Gold Bar property, inclusive of holding costs. Unless Barrick elects to reconvey the property to the Company at the end of the two year period, upon the transfer of the balance of the property to Barrick, the Company will have the option to receive $15,000,000 and retain a 2% net smelter royalty, or to participate with Barrick in the further exploration and development of the property as a 25% carried joint venture participant. If the Company elects the joint venture alternative, Barrick will be obligated to expend a minimum of $15,000,000 on the project. If Barrick elects to reconvey the properties purchased at the end of the initial two year period, then all of Barrick's interest in Gold Bar will be reconveyed to the Company.

  In April 1997, the Company completed a $500,000 short-term financing from CaribGold Resources Inc. of Toronto, secured by the Doby George property. The note is repayable on or before October 16, 1997 at Prime Rate plus 2%.

  In May 1997, Arisur Inc. ("Arisur"), the Company's wholly owned Bolivian subsidiary, completed a financing agreement with the Corporacion Andina de Fomento ("CAF") for $3 million. CAF is a multilateral financial institution that supports sustainable development and integration efforts within the Andean region of South America. The proceeds of the loan will pay for certain equipment and expansion programs of the Bolivian operations including $560,000 previously advanced by the Company for said purposes.


CAPITAL RESOURCE REQUIREMENTS

  Bolivian operations

  Late in 1996, the Company began an underground mine development program at the Andacaba and Don Francisco mines and a mill expansion program at the Don Roy mill in order to increase both mine production and milling capacity from these operations. The mill expansion was completed in April 1997, increasing capacity to more than 500 metric tonnes per day. The mine expansion is expected to be completed by the end of 1997. Upon completion, operations at Andacaba will be expanded from 220 tonnes per day ("tpd") to 400 tpd and at Don Francisco from 80 tpd to 200 tpd. Total remaining capital costs for the development program are expected to be funded from the CAF loan noted above and from cash from continuing operations.

  The Company anticipates funding the acquisition of additional Bolivian operations through cash flow from operations, project financing, placement of additional equity or debt and/or the sale of assets.

  Perlite

  The Tucker Hill perlite project which is owned by Atlas's majority owned subsidiary, Cornerstone Industrial Minerals Corporation, is currently in the initial start-up phase. Mining of perlite ore, which is stockpiled for processing at the Tucker Hill plant, commenced in December 1996. The first shipment of crushed and sized perlite was delivered in February 1997. Subsequently, modifications identified in the initial operating phase of processing were begun at the facility, and equipment upgrades commenced at the same time. Production is expected to recommence by mid-1997. The Company anticipates that the remaining plant modifications will be funded from existing cash reserves and from cash flow from operations.

  Gold Properties

  On March 21, 1997, the Company closed on the sale of its Musgrove Creek property to Meridian Gold Company ("Meridian") for a total sales price of $125,000, including $25,000 received in 1996. In addition, Meridian has agreed to assume a reclamation obligation of $55,000, to convey to Atlas a 1% net smelter return on claims previously owned by Atlas. In the event Meridian places minerals at Musgrove Creek into production, Atlas will receive an additional $100,000.

  Exploration and development expenditures on the Gold Bar claim block will be funded by Barrick as described above. With the completion of the letter agreement, and with other cost cutting measures recently implemented, the Company's holding costs on the property will decrease significantly in 1997 to an estimated $350,000. These costs will be funded from cash flow from operations, debt and equity financing and the Gold Bar sales proceeds as described above.

  The Company is currently assessing development strategies and alternatives for the Grassy Mountain and Doby George gold properties. While the Company has made the expansion of the Bolivian operations its immediate focus, its long term strategy is to grow its Bolivian operations, and to develop and expand the Company's interests in gold properties.

  Reclamation Activities

  The Company is obligated to decommission and reclaim its uranium mill site near Moab, Utah. Final reclamation will commence following the issuance of a final Environmental Impact Statement on Atlas's reclamation plan. See below, "Results of Operations -- Reclamation Activities". The total estimated cost of Atlas's proposed reclamation plan is $12-$17 million. As the Department of Energy will reimburse 56% of all reclamation costs under Title X, Atlas will be reimbursed for approximately $6.7-$9.5 million in reclamation costs, leaving Atlas to fund $5.3-$7.5 million. The Company has filed claims of $6.8 million for reimbursement of Title X reclamation costs incurred through March 1997 and has received payments of $3.3 million, leaving $3.5 million in Title X reimbursements due Atlas. Atlas also has $4.2 million in restricted cash securing a Nuclear Regulatory Commission ("NRC") reclamation performance bond. Based upon the amounts due the Company under Title X, and the restricted cash supporting the performance bond, the Company is confident that it will be able to fund and/or finance the anticipated costs for reclamation of its uranium mill and tailings site.

LIQUIDITY

  From the suspension of milling operations at the Gold Bar property in September 1994 until the acquisition of Arisur in October of 1996, the Company had no mining revenue and has funded its operating losses, capital and working capital requirements through a combination of the issuance of debt and equity instruments and the sale of assets.

  As of March 31, 1997, the working capital deficit was $4,558,000, which compares to working capital of $7,299,000 as of March 31, 1996. The Company's current ratio at March 31, 1997 was .32 to 1, compared to 3.59 to 1 at March 31, 1996. The decrease during the year is primarily a result of the Company's cash investment in Arisur totaling $4.8 million, development and construction costs of $3,316,000 at the Tucker Hill perlite property in Lakeview, Oregon and ongoing general and administrative costs.

  In order to fund near term capital requirements, the Company has entered into the letter agreement with Barrick, the CAF loan and the short-term loan all discussed above. Longer term capital requirements will be satisfied from project financing, future operating cash flows, placement of additional equity or debt and/or from the sale of other assets.

RESULTS OF OPERATIONS

  During the quarter ended March 31, 1997, the Company had mining revenue of $654,000 compared to no mining revenue in the same period of 1996. This is a result of the acquisition of Arisur in October 1996, which has operating lead, zinc and silver mines in Bolivia, South America. Mining revenue was less than expected during the quarter ended March 31, 1997 due to flooding which cut off access to Don Francisco and reduced production from Andacaba. This level of flooding is uncharacteristic and production from all mines has resumed.

  Cash production costs were $614,000 in the first quarter of 1997 compared to no costs during the same period of 1996, for the same reasons as noted above. Production costs were also adversely impacted by the flooding noted above resulting in lower than expected operating cash flow of $40,000.

  Shutdown and standby costs at Gold Bar of $107,000 were incurred in the three month period ended March 31, 1997 compared to $282,000 for the comparable period in 1996. The decrease is a result of cost cutting measures implemented by the Company as a result of its decision not to resume mining operations on the Gold Bar claim block.

  Exploration costs for the three month period ending March 31, 1997 were $557,000 compared to $89,000 for the comparable period in 1996. The 1997 amount includes a $450,000 charge pursuant to the Company's joint venture termination agreement with Vista Gold Corp.

  General and administrative expenses for the three months ended March 31, 1997 were $639,000 compared to $1,211,000 for the comparable period in 1996. The 1996 amount is a result of Company bonuses paid during that quarter, an intensified property acquisition program and costs associated with the relocation of the corporate office. These costs were eliminated in 1997 in conjunction with an overall cost reduction program, which has resulted in the significant decrease in costs for the current quarter.

  Interest expense incurred during the three month period ended March 31, 1997 was $310,000 compared to $423,000 for the three month period ended March 31, 1996. The decrease was due to a lower overall borrowing rate in 1997 versus the same period in 1996.

  During the quarter ended March 31, 1997, the Company incurred $918,000 in capital expenditures, of which $738,000 related to the development and construction of the Tucker Hill process facility and $167,000 related to the ongoing mine and mill expansion in Bolivia.

  Reclamation Activities

  On January 30, 1996, the NRC, the federal agency responsible for overseeing decommissioning and reclamation of Atlas's uranium site located near Moab, Utah, released for public comment a draft Environmental Impact Statement ("EIS") and draft Technical Evaluation Report ("TER") on Atlas's proposal for reclamation in place of the uranium tailings generated by Atlas's uranium mill from 1956 to 1984. On March 7, 1997, the NRC issued the final TER which concluded that the Atlas plan for capping the tailings facility on-site was in compliance with NRC's technical requirements. The final EIS is expected in the fall of 1997.

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

          None

Item 5.   Other Information
          -----------------

          None


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          a.  Exhibits
              None

          b.  Reports on Form 8-K

              Report on Form 8-K dated February 5, 1997 containing the Company's news release with respect to the first production results for Bolivian operations.

              Report on Form 8-K dated February 28, 1997 containing a combined news release of the Company and Cornerstone Industrial Minerals Corporation with respect to their announcement of the commencement of operations at Tucker Hill.

              Report on Form 8-K dated March 12, 1997 containing the Company's news release with respect to receiving a final Technical Evaluation Report from the Nuclear Regulatory Commission.

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


                                            ATLAS CORPORATION
                                            -----------------
                                            (Registrant)

                                      By:   /s/ James R. Jensen
                                            -------------------------------
                                            James R. Jensen
                                            Treasurer

Date: May 19, 1997                          /s/ James R. Jensen
      ------------                          -------------------------------
                                            James R. Jensen
                                            Treasurer (Principal Financial
                                            Officer & Chief Accounting Officer)