Form 10-Q
period 1997-06-30
ATLAS CORP
filed 1997-08-07
CIK 8302

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


COMMISSION FILE NO. 1-2714

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the quarterly period ended June 30, 1997
                                                -------------

                                      or

(_) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from
                                         ------------------------
                                      to
                                         ------------------------

                               ATLAS CORPORATION
                 ---------------------------------------------
                    (Exact name of registrant as specified
                                in its charter)

           DELAWARE                                 13-5503312
-------------------------------                --------------------
(State or other jurisdiction of                (I. R. S. Employer
incorporation or organization)                  Identification No.)


             370 Seventeenth Street, Suite 3050, Denver, CO 80202
             ----------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 303-629-2440
                           -------------------------
                        (Registrant's telephone number,
                              including area code)


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

As of August 4, 1997, 21,127,278 shares of Common Stock, par value $1 per share, were issued and outstanding.

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
         --------------------

                               Atlas Corporation
                          Consolidated Balance Sheets
                                (in Thousands)


                                                           June 30,          December 31,
                                                             1997                1996
-----------------------------------------------------------------------------------------
                                                          (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                               $  1,027         $  1,099
   Accounts receivable - Trade                                  412              270
   Accounts receivable - Other                                  533              469
   Inventories                                                1,127              848
   Prepaid expenses and other current assets                    126              195
                                                           ---------        ---------
      Total current assets                                    3,225            2,881
                                                           ---------        ---------
Property, plant and equipment                                65,482           64,166
Less, accumulated depreciation, depletion,
   Amortization and impairment                              (45,201)         (44,779)
                                                           ---------        ---------
                                                             20,281           19,387
Investment in Vista Gold Corp. (Notes 5 and 9)                   --           11,542
Restricted cash and securities                                6,253            6,266
Other assets                                                    578            1,605
                                                           ---------        ---------
                                                           $ 30,337         $ 41,681
                                                           =========        =========
LIABILITIES
Current liabilities:
   Trade accounts payable                                  $  1,802         $  1,544
   Accrued liabilities                                        1,882            2,136
   Short-term debt (Note 7)                                   2,448            2,129
   Deferred gain on joint venture agreement (Note 8)            750               --
                                                           ---------        ---------
      Total current liabilities                               6,882            5,809

Long-term debt (Notes 6 and 9)                                5,800           13,310
Other liabilities, long-term                                  9,503            9,505
Deferred gain on joint venture agreement (Note 8)               687               --

Minority Interest                                               613              685

Commitments and contingencies (Notes 4 and 11)

STOCKHOLDERS' EQUITY
Common stock (Notes 8 and 9)                                 27,015           24,180
Capital in excess of par value                               66,882           68,514
Deficit                                                     (87,045)         (77,867)
Currency translation adjustment                                  --             (133)
Unrealized loss on investments in equity securities              --           (2,322)
                                                           ---------        ---------
      Total stockholders' equity                              6,852           12,372
                                                           ---------        ---------
                                                           $ 30,337         $ 41,681
                                                           =========        =========

See notes to consolidated financial statements.

                               Atlas Corporation
                     Consolidated Statements of Operations
               (In Thousands, Except Per Share Data, Unaudited)

                                                     Three Months Ended             Six Months Ended
                                                          June 30,                      June 30,
                                                ----------------------------------------------------------
                                                    1997           1996           1997           1996
----------------------------------------------------------------------------------------------------------

Mining revenue                                   $     995      $      --      $   1,649      $      --
Costs and expenses:
  Production costs                                     778             --          1,392             --
  Depreciation, depletion and amortization             186             --            436             --
  Impairment of mineral property  (Note 10)          1,225             --          1,225             --
  Shutdown and standby costs                           125            279            232            561
  General and administrative expenses                  619          1,635          1,258          2,846
  Exploration and prospecting costs                     82             79            639            168
                                                ------------   ------------   ------------   -------------

    Gross Operating Loss                            (2,020)        (1,993)        (3,533)        (3,575)

Other (income) and expense:
  Interest expense                                     297            214            607            637
  Interest income                                      (79)          (168)          (196)          (329)
  Equity in loss of unconsolidated
    subsidiary (Note 5)                                 --          1,026             --          1,722
  Gain on sale of marketable securities                 --             --             --         (1,333)
  Gain from joint venture agreement (Note 8)           (63)            --            (63)            --
  Loss on repurchase of debentures (Note 9)          5,411             --          5,411             --
  Other                                                 62             19            (41)            13
                                                ------------   ------------   ------------   -------------
    Loss from continuing operations before
    taxes and minority interest                     (7,648)        (3,084)        (9,251)        (4,285)

Provision for income taxes                              --             --             --             --
                                                ------------   ------------   ------------   -------------

  Loss before minority interest                     (7,648)        (3,084)        (9,251)        (4,285)

Minority interest in net loss of subsidiary             36             95             73            184
                                                ------------   ------------   ------------   -------------

  Net loss                                       $  (7,612)     $  (2,989)     $  (9,178)     $  (4,101)
                                                ============   ============   ============   =============

Per share of common stock:
  Loss from continuing operations                $   (0.31)     $   (0.15)     $   (0.38)     $   (0.20)
  Loss from discontinued operations                     --             --             --             --
                                                ------------   ------------   ------------   -------------
  Net loss                                       $   (0.31)     $   (0.15)     $   (0.38)     $   (0.20)
                                                ============   ============   ============   =============
Average number of common
  shares outstanding                                24,582         20,092         24,389         20,071
                                                ============   ============   ============   =============

See notes to consolidated financial statements

                               Atlas Corporation
                     Consolidated Statements of Cash Flows
                           (In Thousands, Unaudited)


                                                                    Six Months Ended
                                                                        June 30,
                                                           ----------------------------------
                                                                 1997              1996
---------------------------------------------------------------------------------------------

Operating activities:
  Net loss                                                  $     (9,178)     $     (4,101)
  Loss from discontinued operations                                   --                --
Add (deduct) non-cash items:
  Depreciation, depletion, amortization                              497                28
  Impairment of mineral property                                   1,225                --
  Equity in loss of unconsolidated subsidiary                         --             1,722
  Deferred gain on join venture agreement                            (63)               --
  Gain on sale of marketable securities                               --            (1,333)
  Loss on repurchase of debentures                                 5,411                --
  Other                                                               15               (99)
Net change in non-cash items
  Related to operations (Note 3)                                      24            (1,559)
                                                           ---------------    ---------------
    Cash used in continuing operations                            (2,069)           (5,342)
                                                           ---------------    ---------------
From discontinued operations:
  Change in estimated uranium reclamation costs                       27            (1,215)
                                                           ---------------    ---------------
    Cash provided by (used in) discontinued operations                27            (1,215)
                                                           ---------------    ---------------
    Cash used in operating activities                             (2,042)           (6,557)
                                                           ---------------    ---------------

Investing activities:
  Additions to property, plant and equipment                      (2,608)             (832)
  Proceeds from joint venture agreement                            1,500                --
  Proceeds from issuance of debt released from escrow                 --            10,000
  Proceeds from sale of marketable securities                         76             4,520
                                                           ---------------    ---------------
    Cash provided by (used in) investing activities               (1,032)           13,688
                                                           ---------------    ---------------

Financing activities:
  Repayment of short-term debt                                        --            (2,000)
  Borrowings on short-term debt                                      319                --
  Proceeds from issuance of stock                                    500                --
  Proceeds from issuance of long-term debt                         2,300                --
  Costs of repurchasing of debentures                               (117)               --
                                                           ---------------    ---------------
    Cash used in financing activities                              3,002            (2,000)
                                                           ---------------    ---------------

Increase (decrease) in cash and cash equivalents                     (72)            5,131

Cash and cash equivalents:
  Beginning of period                                              1,099             1,607
                                                           ---------------    ---------------

  End of period                                             $      1,027       $     6,738
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

2. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the periods ended June 30, 1997 and June 30, 1996 is not expected to be material.

    There has been no dilution of earnings per share as a result of the exercise of Option Warrants to Purchase Common Stock or stock options during the periods presented.

3. The components of the net change in items other than cash related to operating activities as reflected in the Consolidated Statements of Cash Flows are as follows:

                                                                   Six Months Ended
                                                                       June 30,
                                                           -------------------------------
                                                                1997             1996
                                                           -------------    --------------

    Add (deduct) items other than cash:
      Accounts receivable                                   $    (206)       $       92
      Inventories                                                (279)               --
      Prepaid expenses and other current assets                    69               (18)
      Other assets                                                172              (167)
      Trade accounts payable                                      125            (1,331)
      Accrued liabilities                                         117               (50)
      Other liabilities, long-term                                 26               (85)
                                                           =============    ==============
                                                            $      24        $   (1,559)
                                                           =============    ==============

4. The Company is obligated to decommission and reclaim its uranium mill site located near Moab, Utah. The Company discontinued its uranium operations in 1984, then permanently shut them down in 1987 and accrued estimated shut-down and reclamation costs of $17,406,000. The balance of this accrual at June 30, 1997 was $2,732,000. Title X of The Comprehensive National Energy Policy Act ("Title X"), enacted in October 1992, provides for the reimbursement of decommissioning and reclamation expenses related to uranium sites with tailings generated from Atomic Energy Commission ("AEC") contracts. The Company's uranium reclamation costs will be reduced by this government cost sharing program as 56% of its tailings were generated under AEC contracts. The Company believes the accrual, when combined with anticipated reimbursements under the Title X program, is sufficient to cover future reclamation costs.

    The Company has submitted four claims to the Department of Energy ("DOE") under Title X for reclamation costs incurred from the fiscal year ended
    June 30, 1980 through March 31, 1997. As of June 30, 1997, the status of the four claims is as follows:

                                                                             Actual
                                                          Anticipated         Reim-
                      Gross Claim      Gross Amount      Reimbursement      bursement     Anticipated
    Claim Date          Amount           Approved         Receivable        Payments      Balance Due
    --------------------------------------------------------------------------------------------------
    July 7, 1994       $4,999,000      $4,510,000         $2,530,000      $1,988,000      $  542,000
    June 16, 1995       3,638,000       2,591,000          1,454,000         990,000         464,000
    May 1, 1996         3,998,000       2,987,000/1/       1,676,000         368,000       1,308,000
    May 1, 1997         2,054,000              --/2/       1,152,000             --        1,152,000
    --------------------------------------------------------------------------------------------------
    Totals                                                $6,812,000      $3,346,000      $3,466,000
    ==================================================================================================

    /1/   Preliminary approval as of 6/30/97.
    /2/   Pending.

    Timing of the actual payments for approved reimbursements is a function of Congressional appropriation of Title X funding.

5. On June 25, 1997, the Company's remaining shares in Vista Gold Corp. ("Vista") were transferred to the holders of the Company's 7% Exchangeable Debentures as part of the repurchase of $9.8 million of such debentures (see
    Note 9). Consequently, the Company no longer reports its share of Vista's earnings in the Consolidated Statement of Operations.

    With respect to the periods ended June 30, 1996, the Company reported the financial results of Vista in which it held a 27.5% ownership interest as of June 30, 1996, under the equity method. A summarized Statement of Operations (Unaudited, US dollars, Canadian GAAP, in thousands) of Vista, as reported by Vista, for the six month period ending June 30, 1996 is set forth below:

             Revenue                                               $  16,408
             Cost of Sales                                            13,805
             Depreciation, depletion & amortization                    4,394
                                                                  ------------
                  Gross margin                                     $  (1,791)

             Net loss                                              $  (4,897)
                                                                  ============

    Under the equity method, the Company reported a net loss of $1,722,000 for the six month period ended June 30, 1996. Cost in excess of Atlas' share of Vista's net assets were allocated based upon their relative market value. Excess costs related to producing properties were amortized on a unit of production (gold ounces) basis and were included in the reported loss.

6. In May 1997, Arisur Inc. ("Arisur"), the Company's wholly owned Bolivian subsidiary, completed a financing agreement with the Corporacion Andina de Fomento ("CAF") for $3 million. The terms of the loan call for interest to be paid semi-annually beginning in November 1997 at the six month LIBOR rate plus 4.5% per annum (10.625% at June 30, 1997). Principal is payable in six equal semi-annual payments commencing in November 1998. The loan is secured by all of the assets of Arisur acquired prior to January 1, 1997. As of June 30, 1997, Arisur had received $2.3 million of the proceeds with the remaining $700,000 expected in the fall of 1997. The proceeds of the loan will pay for certain expansion and development programs for the Company's Bolivian operations.

7. In April 1997, the Company completed a $500,000 short-term financing from CaribGold Resources Inc. ("Carib") of Toronto, secured by the Doby George property. The note is repayable on or before October 16, 1997 at Prime Rate plus 2% (10.5% at June 30, 1997).

8. On June 6, 1997, the Company completed an agreement with Barrick Gold Exploration Inc. ("Barrick"), a subsidiary of Barrick Gold Corporation of Toronto, Ontario, Canada, for the purchase from the Company of its Gold Bar properties ("Gold Bar"). Under the terms of the agreement, Barrick purchased from the Company more than 90% of Gold Bar with an option to acquire the balance within two years. The Company also received $1,000,000 in cash from Barrick and Barrick purchased 1,000,000 common shares of the Company at $1.00 per share. By June 1999, Barrick is obligated to expend $3,000,000 in the exploration and development of Gold Bar. Unless, at the end of the two year period, Barrick elects to reconvey Gold Bar to the Company, the Company will have the option to sell its remaining 10% interest and receive $15,000,000 plus a 2% net smelter royalty, or to participate with Barrick in the further exploration and development of the property as a 25% carried joint venture participant. If the Company elects the joint venture alternative, Barrick will be obligated to expend a minimum of $15,000,000 and make a development decision on the project before requiring any contribution by the Company.

    For reporting purposes, the Company has valued the common shares issued at $.50 per share, or $500,000, with the remaining cash received of $1.5 million as a deferred gain on joint venture agreement to be amortized over the two year option period. The unamortized balance at June 30, 1997 was $1,437,000.

9. On June 25, 1997, the Company repurchased all of the $9,810,000 outstanding principal amount of its 7% Exchangeable Debentures due October 25, 2000 (the "Debentures"), together with accrued interest, from the Debenture Holders thereof in exchange for (i) 8,313,065 common shares of Vista Gold Corp., and
    (ii) 1,500,928 new issue Atlas common shares. After consideration of all transaction fees, the Company's basis in the Vista shares and the value of the Atlas common shares, the Company reported a loss from the repurchase of debentures of $5,411,000 for the three and six month periods ended
    June 30, 1997.

10. The Company recorded $1,225,000 as an impairment of mineral property in the period ended June 30, 1997. The adjustment is related to the Doby George property and is a result of the Company's evaluation of the current market value of the property based upon discussions with possible purchasers. The Company intends to sell the property if an acceptable offer is received.

11. On July 28, 1997, the Company, its wholly owned subsidiary Suramco Metals, Inc. and the former shareholders' of Arisur Inc. were named defendants in a lawsuit filed by the former owners of Cia Minera Andacaba, S.A. (the Andacaba Mine) who are seeking additional compensation of $800,000.00 under the terms of its December 1994 purchase and sales agreement with Suramco Metals, Inc. and Arisur Inc. The Company is currently investigating both the complaint and any claims it may have against third parties for indemnification however, the outcome of this complaint currently can not be determined.


Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

"SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

    Statements which are not historical facts contained in this Form 10-Q are forward looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: general economic conditions, metal and mineral prices, political events in foreign countries, risks associated with foreign operations generally, the timing of receipt of necessary governmental permits, climatic conditions, labor relations, availability and cost of material and equipment, mineralization and orientation of ore bodies, delays in anticipated start-up dates, environmental risks, the results of financing efforts and other factors detailed in the Company's Form 10-K and 8-K filed with the Securities and Exchange Commission.


CAPITAL RESOURCE REQUIREMENTS

    Bolivian operations

    In late 1996 and early 1997, the Company began an underground mine development program at the Andacaba, Don Francisco and Koyamayu mines and a mill expansion program at the Don Roy mill in order to increase mine production and milling capacity. The mill expansion was completed in April 1997, increasing capacity to 600 metric tonnes per day. The mine expansion is expected to be completed by the end of 1997. Upon completion, operations at Andacaba will be expanded from 220 tonnes per day ("tpd") to 400 tpd and at Don Francisco and Koyamayu to 150 tpd. Total remaining capital costs for the development program are expected to be funded from the CAF loan, described in Note 6 to the Consolidated Financial Statements, and cash from continuing operations.

    The Company anticipates funding the acquisition of additional Bolivian operations through cash flow from operations, project financing, joint ventures, placement of additional equity or debt and/or the sale of assets.

    Perlite

    The Tucker Hill perlite project, purchased in December 1996 by the Company's majority owned subsidiary, Cornerstone Industrial Minerals Corporation, is currently in the start-up phase. Mining of perlite ore, which is stockpiled for processing at the Tucker Hill plant (the "Plant"), commenced in December 1996. The first shipment of crushed and sized perlite was delivered in February 1997. Subsequently, production was shut down until operating improvements identified in the initial testing phase could be completed. Operations at the Plant recommenced in June 1997. The Company anticipates that remaining Plant modifications and any other capital requirements at Tucker Hill will be funded from existing cash reserves, from cash flow from operations or debt financing.

    Gold Properties

    On March 21, 1997, the Company closed on the sale of its Musgrove Creek property to Meridian Gold Company ("Meridian") for a total sales price of $125,000, including $25,000 received in 1996. In addition, Meridian assumed a reclamation obligation of $55,000, and conveyed to Atlas a 1% net smelter return royalty on claims previously owned by Atlas. In the event Meridian places minerals at Musgrove Creek into production, Atlas will receive an additional $100,000.

    Exploration and development expenditures on the Gold Bar claim block will be funded by Barrick as described above. With completion of the Gold Bar agreement (Note 8), and with other cost cutting measures recently implemented, the Company's holding costs on the property will decrease significantly in 1997 to an estimated $350,000. These costs will be funded from cash flow from operations, debt and equity financing and the Gold Bar sales proceeds.


    The Company is currently assessing development strategies and alternatives for the Grassy Mountain gold property and is seeking to sell its Doby George gold property. However, the Company has made expansion of the Bolivian operations its immediate focus, its long term strategy is both to grow its Bolivian operations, and to develop and expand the Company's interests in gold properties when market conditions improve.


    Reclamation Activities

    Final reclamation of the uranium mill site near Moab, Utah will commence following the issuance of a final Environmental Impact Statement on Atlas' reclamation plan. See below, "Results of Operations - Reclamation Activities". The total estimated cost of Atlas' proposed reclamation plan is $12-$17 million. As the Department of Energy will reimburse 56% of all reclamation costs under Title X, Atlas will be reimbursed for approximately $6.7-$9.5 million in reclamation costs, leaving Atlas to fund $5.3-$7.5 million. The Company has filed claims of $6.8 million for reimbursement of Title X reclamation costs incurred through March 1997 and has received payments of $3.3 million, leaving $3.5 million in Title X reimbursements due Atlas. Atlas also has $4.2 million in restricted cash securing a Nuclear Regulatory Commission ("NRC") reclamation performance bond. Based upon the amounts due the Company under Title X, and the restricted cash supporting the performance bond, the Company is confident that it will be able to fund and/or finance the anticipated costs for reclamation of its uranium mill and tailings site.

LIQUIDITY

    From the suspension of milling operations at the Gold Bar property in September 1994 until the acquisition of Arisur in October of 1996, the Company had no mining revenue and has funded its operating losses, capital and working capital requirements through a combination of the issuance of debt and equity instruments and the sale of assets.

    As of June 30, 1997, the working capital deficit was $3,657,000, which compares to working capital of $4,464,000 as of June 30, 1996. The Company's current ratio at June 30, 1997 was .47 to 1, compared to 2.48 to 1 at June 30, 1996. The decrease during the year is primarily a result of the Company's cash investment in Arisur totaling $5,600,000, development and construction costs of $3,638,000 at the Tucker Hill perlite property in Lakeview, Oregon, the purchase of Grassy Mountain for $700,000, ongoing general and administrative expenses of $3,100,000 and other operating and capital expenditures of $2,500,000. These amounts have been offset by receipts from the sale of Vista shares of $5,603,000, the Barrick purchase transaction of $2,000,000, and the Carib loan of $500,000.

    In order to fund near term capital requirements, the Company expects to utilize current cash available, cash flow from operations and the proceeds from the CAF loan and expected Title X receipts. Longer term capital requirements will be satisfied from future operating cash flows, project financing, placement of additional equity or debt and/or from the sale of other assets.

RESULTS OF OPERATIONS

    During the three and six month periods ended June 30, 1997, the Company had mining revenue of $995,000 and $1,649,000 compared to no mining revenue in the same periods of 1996. This is a result of the acquisition of Arisur in October 1996, which has operating lead, zinc and silver mines in Bolivia, South America. Mining revenue was less than expected during the six months ended June 30, 1997 due to flooding which cut off access to Don Francisco and Koyamayu and reduced production from Andacaba during the first quarter. This level of flooding is uncharacteristic and production from all mines has resumed.

    Cash production costs were $778,000 and $1,392,000 during the three and six month period ended June 30, 1997 compared to no costs during the similar periods of 1996, for the same reasons as noted above. Production costs were also adversely impacted by the flooding noted above resulting in lower than expected operating cash flow of $257,000 for the six months ended June 30, 1997.

    Shutdown and standby costs at Gold Bar of $125,000 and $232,000 were incurred in the three and six month periods ended June 30, 1997 compared to $279,000 and $571,000 for the comparable periods in 1996. The decrease is a result of cost cutting measures implemented by the Company.

    Exploration costs for the three and six month periods ending June 30, 1997 were $82,000 and $639,000 compared to $79,000 and $168,000 for the comparable periods in 1996. The 1997 amount includes a $450,000 charge pursuant to the Company's joint venture termination agreement with Vista Gold Corp.

    General and administrative expenses decreased during the three month period ended June 30, 1997 to $619,000 from $1,635,000 for the comparable period in 1996. The $1,016,000 decrease during the period is due primarily to severance costs incurred in 1996 of $530,000 associated with resignation of David J. Birkenshaw as Chairman and CEO of the Company and also $300,000 related to costs associated with the failed merger discussions with MSV Resources Inc. General and administrative expenses during the six month period ended June 30, 1997 were $1,258,000 compared to $2,846,000 for the comparable period in 1996. The 1996 amount is a result of the severance and merger costs discussed above, Company bonuses paid during the first quarter of 1996, an intensified property acquisition program and costs associated with the relocation of the corporate office. These costs were eliminated in 1997 in conjunction with an overall cost reduction program, which has resulted in the significant cost reductions for the periods noted above.

    Interest expense incurred during the three and six month periods ended
    June 30, 1997 was $297,000 and $607,000 compared to $214,000 and $637,000 for the same periods in 1996. The increase during the three month period ended June 30, 1997 is principally a result of the increased debt associated with the Bolivian operations, which include the CAF loan discussed above and advances on future metal sales from the Company's metal trader. During the first quarter of 1996, the Company incurred approximately $120,000 in interest charges associated with a $2,000,000 bridge loan with First Marathon Securities Inc. resulting in the higher interest costs for the six months ended June 30, 1996.

    Capital expenditures during the quarter ended June 30, 1997 were $1,690,000, of which $322,000 related to the development and construction of the Tucker Hill process facility and $1,368,000 related to the ongoing mine and mill expansion in Bolivia. During the quarter ended June 30, 1996, the Company incurred capital expenditures of $410,000 principally for the development of the Tucker Hill, Doby George, and Commonwealth properties.

    Reclamation Activities

    On January 30, 1996, the NRC, the federal agency responsible for overseeing decommissioning and reclamation of Atlas' uranium site located near Moab, Utah, released for public comment a draft Environmental Impact Statement ("EIS") and draft Technical Evaluation Report ("TER") on Atlas' proposal for in place reclamation of the uranium tailings generated by Atlas' uranium mill from 1956 to 1984. On March 7, 1997, the NRC issued the final TER which concluded that the Atlas plan for capping the tailings facility on-site is in compliance with NRC's technical requirements. The final EIS is expected in late 1997.

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

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings
          -----------------


       On July 28, 1997, the Company was served with a complaint in the matter of Curt Goldschmidt and Ana Maria Goldschmidt vs. Atlas Corporation; Suramco Metals, Inc.; Arisur Inc.; and Harold R. Shipes and Eileen A. Shipes in the Superior Court of the State of Arizona in and for the County of Pima, case number 320353. In December 1994, Suramco Metals, Inc. and Arisur Inc. purchased all of the shares and assets of Cia Minera Andacaba S.A., which held a mining company in La Paz, Bolivia. Subsequent to the purchase, the Company, acquired both Suramco Metals, Inc. and Arisur Inc. Curt and Ana Maria Goldschmidt, the former owners of Cia Minera Andacaba S.A., claim that the compensation for the mining property under the purchase agreement was not paid in full and seek damages in the amount of $800,000.00. The Company has not as yet responded to the complaint and is currently investigating the claims set forth in the complaint, as well as any claims the Company may have against third parties for indemnification. It is premature at this time to fully analyze the Company's potential liability, if any. Settlement discussions involving all the parties are currently underway, but it is too early in the process to determine whether or not the discussions will be fruitful.


Item 2.   Changes in Securities
          ---------------------


       On June 25, 1997, the Company repurchased all $9,810,000 outstanding principal amount, plus accrued interest, of its 7% Exchangeable Debentures due October 25, 2000 (the "Debentures"). The Exchange Agreements with the Debenture holders provided for the entire $9,810,000 principal amount outstanding, together with accrued interest, to be repurchased for a combination of 1,500,928 newly issued common shares of the Company and 8,313,065 Vista Gold Corp. common shares which were owned by the Company and which had previously secured the Debentures. The 1,500,928 newly issued common shares of the Company were issued to Debenture holders in reliance (in the case of 585,959 of such shares) on the exemption from registration set forth in Regulation D under the Securities Act of 1933 (the "Act") and (in the case of 914,969 such shares) in reliance upon the exemption from registration set forth in Regulation S under the Act. Each Debenture holder receiving shares in reliance upon Regulation D made representations, warranties and covenants to the Company to the effect that such persons were Accredited Investors within the meaning of Regulation D and that the transactions otherwise met the requirements of Regulation D.

       In connection with the foregoing transaction, the Company further paid a commission which included 294,300 shares of its common stock to Yorkton Securities Inc., all of which shares were issued in reliance upon the exemption from registration under Regulation S of the Act.

Item 3.   Defaults upon Senior Securities
          -------------------------------

       On May 1, 1997, the Company did not make an interest payment on the Debentures and an event of default was declared by The Chase Manhattan Bank (the "Trustee") on June 2, 1997. On June 25, 1997, the Company repurchased all $9,810,000 outstanding principal amount of the Debentures, together with accrued interest, from the holders thereof, as described in Item 2 above and, accordingly, the event of default became moot.


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          None

Item 5.   Other Information
          -----------------

          None


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------


          a.    Exhibits

                Exhibit  No.                       Description
                ------------                       -----------
                    27                             Financial Data Schedule


          b.    Reports on Form 8-K

                Report on Form 8-K dated April 25, 1997 containing the Company's news release with respect to the signing of a letter agreement by the Company and Barrick Gold Exploration Inc. ("Barrick") with respect to the Company's Gold Bar property.

                Report on Form 8-K dated June 11, 1997 containing the Company's news release that on June 6, 1997, Barrick and the Company had closed their transaction with respect to the purchase of 90% of the Gold Bar property from the Company.

                Report on Form 8-K dated June 27, 1997 containing the Company's news release with respect to the repurchase by the Company of the Debentures.

                Report on Form 8-K dated July 9, 1997 pursuant to Item 2 and
                Item 9 relating to the repurchase of the Debentures.

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


                                        ATLAS CORPORATION
                                        -----------------
                                        (Registrant)

                                   By:  /s/ James R. Jensen
                                        --------------------------
                                        James R. Jensen
                                        Treasurer


Date: August 6, 1997                    /s/ James R. Jensen
      --------------                    --------------------------
                                        James R. Jensen
                                        Treasurer (Principal Financial Officer &
                                        Chief Accounting Officer)