Form 10-Q
period 1997-09-30
ATLAS CORP
filed 1997-11-14
CIK 8302

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



COMMISSION FILE NO. 1-2714

(Mark One)


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the quarterly period ended September 30, 1997
                                              ------------------

                                or


( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
             For the transition period from ________________________
                                        to  ________________________



                               ATLAS CORPORATION
                         -----------------------------
                     (Exact name of registrant as specified
                                in its charter)



                 DELAWARE                                   13-5503312
      -------------------------------                    ----------------
      (State or other jurisdiction of                   (I. R. S. Employer
      incorporation or organization)                    Identification No.)



             370 Seventeenth Street, Suite 3050, Denver, CO  80202
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

As of November 10, 1997, 27,206,858 shares of Common Stock, par value $1 per share, were issued and outstanding.

                        PART I.  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS.
         --------------------

                               ATLAS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (in Thousands)



                                                        September 30,       December 31,
                                                            1997                1996
-------------------------------------------------------------------------------------------
                                                         (Unaudited)
ASSETS
Current Assets:
 Cash and cash equivalents                                $   240                $ 1,099
 Accounts receivable - trade                                  782                    270
 Accounts receivable - other                                  613                    469
 Inventories                                                1,029                    848
 Prepaid expenses and other current assets                     96                    195
                                                          --------             ---------
  Total current assets                                      2,760                  2,881
                                                          --------             ---------

Property, plant and equipment                              65,990                 64,166
Less, accumulated depreciation, depletion,
 amortization and impairment                              (45,475)               (44,779)
                                                          --------             ---------
                                                           20,515                 19,387
Investment in Vista Gold Corp. (Notes 5 and 9)                 --                 11,542
Restricted cash and securities                              6,220                  6,266
Other assets                                                  563                  1,605
                                                          --------             ---------
                                                          $30,058                $41,681
                                                          ========             =========

LIABILITIES
Current liabilities:
 Trade accounts payable                                   $ 2,142                $ 1,544
 Accrued liabilities                                        2,299                  2,136
 Short-term debt (Note 7)                                   6,135                  2,129
 Deferred gain on joint venture agreement (Note 8)            750                     --
                                                          --------             ---------
  Total current liabilities                                11,326                  5,809

Long-term debt (Notes 6 and 9)                              2,300                 13,310
Other liabilities, long-term                                9,088                  9,505
Deferred gain on joint venture agreement (Note 8)             500                     --

Minority Interest                                             593                    685

Commitments and contingencies (Notes 4,12,13,14 and 15)

STOCKHOLDERS' EQUITY
Common stock (Notes 8 and 9)                               27,207                 24,180
Capital in excess of par value                             66,774                 68,514
Deficit                                                   (87,730)               (77,867)
Currency translation adjustment                                --                   (133)
Unrealized loss on investments in equity securities            --                 (2,322)
                                                          --------             ---------
  Total stockholders' equity                                6,251                 12,372
                                                          --------             ---------
                                                          $30,058                $41,681
                                                          ========             =========

See notes to consolidated financial statements.

                               ATLAS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In Thousands, Except Per Share Data, Unaudited)


                                                Three Months Ended               Nine Months Ended
                                                   September 30,                   September 30,
                                          -----------------------------    ------------------------------
                                               1997             1996           1997            1996
---------------------------------------------------------------------------------------------------------
Mining revenue                                $  1,300       $    --           $  2,949        $   --
Costs and expenses:
 Production costs                                1,098            --              2,490            --
 Depreciation, depletion and amortization          211            --                647            --
 Impairment of mineral property  (Note 11)          31            --              1,256            --
 Shutdown and standby costs                         96           268                328           829
 General and administrative expenses               551           746              1,809         3,592
 Exploration and prospecting costs                  69           968                708         1,136
                                            -----------      -------           --------      --------
  Gross Operating Loss                            (756)       (1,982)            (4,289)       (5,557)

Other (income) and expense:
 Interest expense                                  183           317                790           954
 Interest income                                  (103)         (113)              (299)         (442)
 Equity in loss of unconsolidated
  subsidiary (Note 5)                               --           770                 --         2,492
 Gain on sale of marketable securities              --            --                 --        (1,333)
 Gain from joint venture agreement (Note 8)       (187)           --               (250)           --
 Loss on repurchase of Debentures (Note 9)           8            --              5,419            --
 Other                                              47           (50)                 6           (37)
                                            -----------      -------           --------      --------
  Loss from continuing operations before
  taxes and minority interest                     (704)       (2,906)            (9,955)       (7,191)

Provision for income taxes                          --            --                 --            --
                                            -----------      -------           --------      --------
 Loss before minority interest                    (704)       (2,906)            (9,955)       (7,191)

Minority interest in net loss of subsidiary         19            72                 92           256
                                            -----------      -------           --------      --------
 Net loss                                      $  (685)      $(2,834)           $(9,863)     $ (6,935)
                                            ===========      =======           =========     ========
Per share of common stock:
 Loss from continuing operations               $ (0.02)      $ (0.14)           $ (0.39)     $  (0.35)
 Loss from discontinued operations                                --                               --
                                            -----------      -------           --------      --------
 Net loss                                      $ (0.02)      $ (0.14)           $ (0.39)     $  (0.35)
                                            ===========      =======           ========      ========
Average number of common
 shares outstanding                             27,161        20,115             25,323        20,086
                                            ===========      =======           ========      ========

See notes to consolidated financial statements.

                               ATLAS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands, Unaudited)


                                                                       Nine Months Ended
                                                                          September 30,
                                                             ----------------------------------
                                                                  1997                 1996
-----------------------------------------------------------------------------------------------
Operating activities:
 Net loss                                                     $ (9,863)             $  (6,935)
Add (deduct) non-cash items:
 Depreciation, depletion, amortization                             774                     38
 Impairment of mineral property                                  1,256                     --
 Equity in loss of unconsolidated subsidiary                        --                  2,492
 Deferred gain on join venture agreement                          (250)                    --
 Gain on sale of marketable securities                              --                 (1,333)
 Loss on repurchase of Debentures                                5,419                     --
 Other                                                             (35)                  (241)
Net change in non-cash items
 Related to operations (Note 3)                                    386                 (2,797)
                                                      -------------------       --------------
  Cash used in continuing operations                            (2,313)                (8,294)
                                                      -------------------       --------------
From discontinued operations:
 Change in estimated uranium reclamation costs                    (192)                (1,051)
                                                      -------------------       --------------
  Cash provided by (used in) discontinued operations              (192)                (1,051)
                                                      -------------------       --------------
  Cash used in operating activities                             (2,505)                (9,345)
                                                      -------------------       --------------
Investing activities:
 Additions to property, plant and equipment                      3,119                 (2,653)
 Proceeds from joint venture agreement                           1,500                     --
 Proceeds from issuance of debt released from escrow                --                 10,000
 Proceeds from sale of marketable securities                        76                  4,520
                                                      -------------------       --------------
  Cash provided by (used in) investing activities               (1,543)                11,867
                                                      -------------------       --------------
Financing activities:
 Repayment of short-term debt                                       --                 (2,000)
 Borrowings on short-term debt                                     506                     --
 Proceeds from issuance of stock                                   500                     --
 Proceeds from issuance of long-term debt                        2,300                     --
 Costs of repurchasing of Debentures                              (117)                    --
                                                      -------------------       --------------
  Cash used in financing activities                              3,189                 (2,000)
                                                      -------------------       --------------
Increase (decrease) in cash and cash equivalents                  (859)                   522

Cash and cash equivalents:
 Beginning of period                                             1,099                  1,607
                                                      -------------------       --------------
 End of period                                                $    240              $   2,129
                                                      ===================       ==============


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

2. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the periods ended September 30, 1997 and September 30, 1996 is not expected to be material.

   There has been no dilution of earnings per share as a result of the exercise of Option Warrants to Purchase Common Stock or stock options during the periods presented.


3. The components of the net change in items other than cash related to operating activities as reflected in the Consolidated Statements of Cash Flows are as follows:



                                                                   Nine Months Ended
                                                                     September 30,
                                                          ---------------------------------------
                                                                 1997                 1996
                                                          ------------------    -----------------
Add (deduct) items other than cash:
 Accounts receivable                                            $ (656)             $   251
 Inventories                                                      (181)                  --
 Prepaid expenses and other current assets                          99                  (89)
 Other assets                                                      189               (2,406)
 Trade accounts payable                                            457                 (733)
 Accrued liabilities                                               618                  127
 Other liabilities, long-term                                     (140)                  53
                                                          ------------------    -----------------
                                                                $  386              $(2,797)
                                                          ==================    =================

4. The Company is obligated to decommission and reclaim its uranium mill site located near Moab, Utah. The Company discontinued its uranium operations in 1984, then permanently shut them down in 1987 and accrued estimated shut-down and reclamation costs of $17,406,000. The balance of this accrual at September 30, 1997 was $2,513,000. Title X of The Comprehensive National Energy Policy Act ("Title X"), enacted in October 1992, provides for the reimbursement of decommissioning and reclamation expenses related to uranium sites with tailings generated from Atomic Energy Commission ("AEC") contracts. The Company's uranium reclamation costs will be reduced by this government cost sharing program, as 56% of its tailings were generated under AEC contracts. The Company believes the accrual, when combined with anticipated reimbursements under the Title X program, is sufficient to cover future reclamation costs.

   The Company has submitted four claims to the Department of Energy ("DOE") under Title X for reclamation costs incurred from the fiscal year ended June 30, 1980 through March 31, 1997. As of September 30, 1997, the status of the four claims is as follows:




                                                        Anticipated         Actual
                    Gross Claim      Gross Amount      Reimbursement    Reimbursement         Anticipated
Claim Date             Amount          Approved         Receivable         Payments           Balance Due
----------------------------------------------------------------------------------------------------------
July 7, 1994         $4,999,000       $4,510,000          $2,530,000         $1,988,000           $542,000
June 16, 1995         3,638,000        2,591,000           1,454,000            990,000            464,000
May 1, 1996           3,998,000        2,987,000/1/        1,676,000            368,000          1,308,000
May 1, 1997           2,054,000               --/2/        1,152,000                 --          1,152,000
----------------------------------------------------------------------------------------------------------
Totals                                                    $6,812,000         $3,346,000         $3,466,000
==========================================================================================================

  1  Preliminary approval as of 9/30/97.
  2  Pending.

   On October 17, 1997, the Company received an additional $930,000 from the DOE under Title X. Timing of the remaining payments for approved reimbursements is a function of Congressional appropriation of Title X funding.


5. On June 25, 1997, all of the Company's shares in Vista Gold Corp. ("Vista") were transferred to the holders of the Company's 7% Exchangeable Debentures as part of the repurchase of $9.8 million of such Debentures (Note 9). Consequently, the Company no longer reports its share of Vista's earnings in the Company's Consolidated Statement of Operations.

   With respect to the periods ended September 30, 1996, the Company reported the financial results of Vista, in which it held a 21.6% ownership interest as of September 30, 1996, under the equity method. A summarized Statement of Operations (Unaudited, US dollars, Canadian GAAP, in thousands) of Vista, as reported by Vista, for the nine month period ending September 30, 1996 is set forth below:


                Revenue                                    $26,062
                Cost of Sales                               21,851
                Depreciation, depletion & amortization       8,247
                                                           -------
                    Gross margin                           $(4,036)
                                                           =======
                Net loss                                   $(8,482)
                                                           =======

   Under the equity method, the Company reported a net loss of $2,492,000 for the nine month period ended September 30, 1996. Cost in excess of Atlas' share of Vista's net assets were allocated based upon their relative market value. Excess costs related to producing properties were amortized on a unit of production (gold ounces) basis and were included in the reported loss.

6. In May 1997, Arisur Inc. ("Arisur"), the Company's wholly owned Bolivian subsidiary, completed a financing agreement with the Corporacion Andina de Fomento ("CAF") for $3 million. The terms of the loan call for interest to be paid semi-annually beginning in November 1997 at the six month LIBOR rate plus 4.5% per annum (10.344% at September 30, 1997). Principal is payable in six equal semi-annual payments commencing in November 1998. The loan is secured by all of the assets of Arisur acquired prior to January 1, 1997. As of September 30, 1997, Arisur had received $2.3 million of the proceeds with the remaining $700,000 expected in the fall of 1997. The proceeds of the loan will pay for certain expansion and development programs for the Company's Bolivian operations.

7. In April 1997, the Company completed a $500,000 short-term financing from CaribGold Resources Inc. ("Carib") of Toronto, secured by the Company's Doby George property. The note was repaid to Carib on October 17, 1997.

8. On June 6, 1997, the Company completed an agreement with Barrick Gold Exploration Inc. ("Barrick"), a subsidiary of Barrick Gold Corporation of Toronto, Ontario, Canada, for the purchase from the Company of its Gold Bar properties ("Gold Bar"). Under the terms of the agreement, Barrick purchased from the Company more than 90% of Gold Bar with an option to acquire the balance within two years. The Company received $1,000,000 in cash from Barrick and, in addition, Barrick purchased 1,000,000 common shares of the Company at $1.00 per share. By June 1999, Barrick is obligated to expend $3,000,000 in the exploration and development of Gold Bar. Unless, at the end of the two year period, Barrick elects to reconvey Gold Bar to the Company, the Company will have the option to sell its remaining 10% interest and receive $15,000,000 plus a 2% net smelter royalty, or to participate with Barrick in the further exploration and development of the property as a 25% carried joint venture participant. If the Company elects the joint venture alternative, Barrick will be obligated to expend a minimum of $15,000,000 and make a development decision on the project before requiring any contribution by the Company.

   For reporting purposes, the Company has valued the common shares issued at $.50 per share, or $500,000, with the remaining cash received of $1.5 million as a deferred gain on joint venture agreement to be amortized over the two year option period. The unamortized balance at September 30, 1997 was $1,250,000.

9. On June 25, 1997, the Company repurchased all of the $9,810,000 outstanding principal amount of its 7% Exchangeable Debentures due October 25, 2000 (the "Debentures"), together with accrued interest, from the Debenture Holders thereof in exchange for (i) 8,313,065 common shares of Vista and (ii) 1,500,928 new issue Atlas common shares. After consideration of all transaction fees, the Company's basis in the Vista shares and the value of the Atlas common shares, the Company reported a loss from the repurchase of Debentures of $5,411,000, which is included in the nine month period ended September 30, 1997.

10. In August 1997, Atlas entered into an agreement with a private individual (the "Purchaser") whereby the Purchaser has the exclusive option to purchase an undivided 51% interest in Grassy Mountain by paying $2,100,000 to Atlas. Atlas has been paid $100,000 for this exclusive option and the agreement would require $500,000 to be paid to Atlas on January 31, 1998 and $1,500,000 on March 31, 1998 to complete the purchase. According to the agreement, a period of one year after receipt of the March option payment Atlas would have the right to elect to participate in the joint exploration and development of the project at a 49% interest or to sell its remaining interest for $2,500,000, to be paid $1,500,000 on March 31, 1999 and $1,000,000 on March 31, 2000. Subsequent to the signing of the agreement, Atlas and the purchaser have entered into further negotiations pursuant to which the payment terms and schedule may be modified, but the terms of any such amendment have not yet been agreed upon.

11. In September 1997, the Company executed a purchase agreement for the sale of the Doby George property to Western Exploration and Development Ltd. ("Western") which calls for installment payments of $1,600,000 to be paid to Atlas as follows: $200,000 on October 13, 1997, $400,000 on December 15, 1997, $300,000 on March 15, 1998, $300,000 on June 15, 1998 and $400,000 on
    September 15, 1998. In the event that Western elects not to complete its purchase of Doby George, Western is entitled to receive Atlas common shares, valued at $1.00 per share, equal to the option payments paid to Atlas.

    The Company recorded $1,256,000 as an impairment of mineral property in the nine month period ended September 30, 1997. The adjustment is related to the Doby George property and reflects the value of Doby based upon the agreement with Western discussed above.

12. On July 28, 1997, the Company, its wholly owned subsidiary Suramco Metals, Inc. and the former shareholders of Arisur were named defendants in a lawsuit filed by the former owners of Cia Minera Andacaba, S.A. (the Andacaba Mine) who are seeking additional compensation of $800,000 under the terms of its December 1994 purchase and sales agreement with Suramco Metals, Inc. and Arisur Inc. The Company is currently investigating both the Complaint and any claims it may have against third parties for indemnification or under a guarantee, however, the outcome of this Complaint currently can not be determined.

13. On September 19, 1997, Atlas filed a Complaint for breach of contract and for indemnity against H. Roy Shipes, et al ("Defendants"). Atlas claims that the Defendants are duty bound to defend and indemnify Atlas with respect to the claims brought by the former owners of the Andacaba Mine against Atlas (see above). The duty arose out of a contract by the Defendants to sell the Andacaba Mine to Atlas. Atlas intends to vigorously pursue this claim.

14. On October 1, 1997, the Defendants filed a claim against the Company. The Complaint seeks damages for alleged misrepresentations in connection with the purchase of 50% of Arisur from the Defendants. The Company has denied Plaintiff's claims and is currently investigating the claims set forth in the Complaint. Though it is too early in the litigation to assess Atlas' liability, the Company currently intends to vigorously defend the case.

15. Wyant Machinery Company served Atlas with the lawsuit on September 9, 1997. Wyant is claiming $312,834.87 on a breach of contract claim and is foreclosing on a construction lien against the Company's Perlite Plant in Lakeview, Oregon and placer mining claims in the vicinity of Lake County Oregon. Though it is too early in the litigation to conduct a complete analysis as to Atlas' liability, the Company currently intends to vigorously defend the case.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

"SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

  Statements which are not historical facts contained in this Form 10-Q are forward looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: general economic conditions, metal and mineral prices, political events in foreign countries, risks associated with foreign operations generally, the timing of receipt of necessary governmental permits, climatic conditions, labor relations, availability and cost of material and equipment, mineralization and orientation of ore bodies, delays in anticipated start-up dates, environmental risks, the results of financing efforts and other factors detailed in the Company's periodic reports filed with the Securities and Exchange Commission.

CAPITAL RESOURCE REQUIREMENTS

  Bolivian operations

  In late 1996 and early 1997, the Company began an underground mine development program at the Andacaba, Don Francisco and Koyamayu mines and a mill expansion program at the Don Roy mill in order to increase mine production and milling capacity. The mill expansion was completed in April 1997, increasing capacity to 600 metric tonnes per day. The mine expansion is expected to be completed by the end of 1997. Upon completion, operations at Andacaba will be expanded from 220 tonnes per day ("tpd") to 400 tpd and at Don Francisco and Koyamayu to 100 tpd. Total remaining capital costs for the development program are expected to be funded from the CAF loan, described in
  Note 6 to the Consolidated Financial Statements, and cash from continuing operations.

  The Company anticipates funding the acquisition of additional Bolivian operations through cash flow from operations, project financing, joint ventures, placement of additional equity or debt and/or the sale of assets.

  Perlite

  The Tucker Hill perlite project, purchased in December 1996 by the Company's majority owned subsidiary, Cornerstone Industrial Minerals Corporation, is currently in the start-up phase. Mining of perlite ore, which is stockpiled for processing at the Tucker Hill plant (the "Plant"), commenced in December 1996. The first shipment of crushed and sized perlite was delivered in February 1997. Subsequently, production was shut down until operating improvements identified in the initial testing phase could be completed. Operations at the Plant recommenced in June 1997. The Company anticipates that remaining Plant modifications and any other capital requirements at Tucker Hill will be funded from property sales, cash flow from operations or debt financing.

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

  Carrying costs of Grassy Mountain and Doby George will be funded by the respective purchasers until a purchase decision is made. While the Company has made expansion of the Bolivian operations its immediate focus, its long term strategy is both to grow its Bolivian operations, and to develop and expand the Company's interests in gold properties when market conditions improve.


  Reclamation Activities

  Final reclamation of the uranium mill site near Moab, Utah will commence following the issuance of a final Environmental Impact Statement on Atlas' reclamation plan. See below, "Results of Operations - Reclamation Activities". The total estimated cost of Atlas' proposed reclamation plan is $12-$17 million. As the Department of Energy will reimburse 56% of all reclamation costs under Title X, Atlas will be reimbursed for approximately $6.7-$9.5 million in reclamation costs, leaving Atlas to fund $5.3-$7.5 million. The Company has filed claims of $6.8 million for reimbursement of Title X reclamation costs incurred through March 1997 and has received payments of $4.3 million, leaving $2.5 million in Title X reimbursements due Atlas. Atlas also has $4.2 million in restricted cash securing a Nuclear Regulatory Commission ("NRC") reclamation performance bond. Based upon the amounts due the Company under Title X, and the restricted cash supporting the performance bond, the Company is confident that it will be able to fund and/or finance the anticipated costs for reclamation of its uranium mill and tailings site.

LIQUIDITY

  From the suspension of milling operations at the Gold Bar property in September 1994 until the acquisition of Arisur in October of 1996, the Company had no mining revenue and has funded its operating losses, capital and working capital requirements through a combination of the issuance of debt and equity instruments and the sale of assets.

  As of September 30, 1997, the working capital deficit was $8,566,000, compared to a deficit of $2,928,000 as of September 30, 1996. The Company's current ratio at September 30, 1997 was .24 to 1, compared to .50 to 1 at September 30, 1996. The decrease during the year is a result of the Company's cash investment in Arisur of $3,600,000, development and construction costs of

  $3,273,000 at the Tucker Hill perlite property in Lakeview, Oregon, reclassification of the Company's $3,500,000 convertible debenture due in September 1998 to a current liability, ongoing general and administrative expenses of $2,900,000 and other operating and capital expenditures of $2,200,000. These amounts have been offset by receipts from the sale of Vista shares of $5,603,000, the proceeds from the CAF loan of $2,300,000 and the Barrick purchase transaction of $2,000,000.

  In order to fund near term capital requirements, the Company expects to utilize current cash available, cash flow from operations, the proceeds from the CAF loan, Title X receipts and proceeds from the sale of assets. Longer term capital requirements will be satisfied from future operating cash flows, project financing and placement of additional debt or equity.

RESULTS OF OPERATIONS

  During the three and nine month periods ended September 30, 1997, the Company had mining revenue of $1,300,000 and $2,949,000 compared to no mining revenue in the same periods of 1996. This is a result of the acquisition of Arisur in October 1996, which has operating lead, zinc and silver mines in Bolivia, South America. Mining revenue was less than expected during the nine months ended September 30, 1997 due to flooding which cut off access to Don Francisco and Koyamayu and reduced production from Andacaba during the first quarter. This level of flooding is uncharacteristic and production from all mines has resumed.

  Cash production costs were $1,098,000 and $2,490,000 during the three and nine month period ended September 30, 1997 compared to no costs during the similar periods of 1996, for the same reasons as noted above. Production costs were also adversely impacted by the flooding noted above resulting in lower than expected operating cash flow of $509,000 for the nine months ended September 30, 1997.

  Shutdown and standby costs at Gold Bar of $96,000 and $328,000 were incurred in the three and nine month periods ended September 30, 1997 compared to $268,000 and $829,000 for the comparable periods in 1996. The decrease is a result of cost cutting measures implemented by the Company and the assumption by Barrick of certain property carrying costs at Gold Bar.

  Exploration costs for the three and nine month periods ending September 30, 1997 were $69,000 and $708,000 compared to $968,000 and $1,136,000 for the comparable periods in 1996. The 1997 amount includes a $450,000 charge pursuant to the Company's joint venture termination agreement with Vista Gold Corp., whereas the 1996 figures include a charge of $922,000 for exploration costs on the Commonwealth property pursuant to the Company's decision not to exercise its purchase option on the property.

  General and administrative expenses decreased during the three month period ended September 30, 1997 to $551,000 from $746,000 for the comparable period in 1996. The $195,000 decrease during the period is due primarily to an overall cost reduction program undertaken in late 1996. The largest reduction relates to salaries and benefits. General and administrative expenses during the nine month period ended September 30, 1997 were $1,809,000 compared to $3,592,000 for the comparable period in 1996. The 1996 amount is a result of severance costs incurred in 1996 of $530,000 associated with resignation of David J. Birkenshaw as Chairman and CEO of the Company and also $300,000 related to costs associated with the failed merger discussions with MSV Resources Inc., Company bonuses paid during the first quarter of 1996, an intensified property acquisition program and costs associated with the relocation of the corporate office. These costs were eliminated in 1997 in conjunction with the cost reduction program, which has resulted in the significant cost reductions for the periods noted above.

  Interest expense incurred during the three and nine month periods ended September 30, 1997 was $183,000 and $790,000 compared to $317,000 and $954,000 for the same periods in 1996. The decrease during the three month period ended September 30, 1997 is principally a result of the repurchase of the Company's Debentures in June 1997 decreasing quarterly interest expense by $175,000. This was offset somewhat by the increased debt associated with the Bolivian operations, which include the CAF loan discussed above and advances on future metal sales from the Company's metal trader. During the first quarter of 1996, the Company incurred approximately $120,000 in interest charges associated with a $2,000,000 bridge loan with First Marathon Securities Inc. resulting in the higher interest costs for the nine months ended September 30, 1996.

  Capital expenditures during the quarter ended September 30, 1997 were $511,000, of which $400,000 related to the development and construction of the Tucker Hill property and $111,000 related to the ongoing mine and mill expansion in Bolivia. During the quarter ended September 30, 1996, the Company incurred capital expenditures of $1,820,000, $834,000 for the development of the Tucker Hill property and $916,000 for the acquisition of Grassy Mountain.


  Reclamation Activities

  On January 30, 1996, the NRC, the federal agency responsible for overseeing decommissioning and reclamation of Atlas' uranium site located near Moab, Utah, released for public comment a draft Environmental Impact Statement ("EIS") and draft Technical Evaluation Report ("TER") on Atlas' proposal for in place reclamation of the uranium tailings generated by Atlas' uranium mill from 1956 to 1984. On March 7, 1997, the NRC issued the final TER which concluded that Atlas' plan for capping the tailings facility on-site is in compliance with NRC's technical requirements. On June 26, 1997, the U.S. Fish and Wildlife Service (FWS) issued its Draft Biological Opinion (the "Opinion") for the site as requested by the NRC. The FWS determined in its opinion that the Company's proposed reclamation plan would likely jeopardize four endangered fish in the nearby Colorado river. Both NRC and Atlas objected to the analysis presented by the FWS. As a consequence, the Council on Environmental Quality (CEQ) entered into discussions with all of the parties, which resulted in an agreement to allow some additional testing at the site. The tests are to be funded by the Federal Government. If the tests proceed as agreed, the final EIS will be issued in August 1998.

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

                          PART II.  OTHER INFORMATION



Item 1. Legal Proceedings
        -----------------

    On July 28, 1997, the Company was served with a Complaint in the matter of Curt Goldschmidt and Ana Maria Goldschmidt vs. Atlas Corporation; Suramco Metals, Inc.; Arisur Inc.; and Harold R. Shipes and Eileen A. Shipes in the Superior Court of the State of Arizona in and for the County of Pima, case number 320353. In December 1994, Suramco Metals, Inc. and Arisur Inc. purchased all of the shares and assets of Cia Minera Andacaba S.A., which held a mining company in La Paz, Bolivia. Subsequent to the purchase, the Company, acquired both Suramco Metals, Inc. and Arisur Inc. Curt and Ana Maria Goldschmidt, the former owners of Cia Minera Andacaba S.A., claim that the compensation for the mining property under the purchase agreement was not paid in full and they are seeking damages in the amount of $800,000. The Company has denied the plaintiff's claims and is currently investigating the claims set forth in the complaint, as well as any claims the Company may have against third parties for indemnification (see below). It is premature at this time to fully analyze the Company's potential liability, if any. Though it is too early in the litigation to assess Atlas' liability, the Company currently intends to vigorously defend the case.

    On September 19, 1997, Atlas filed a Complaint for breach of contract and for indemnity against H. Roy Shipes, et al ("Defendants"). Atlas claims that the Defendants are duty bound to defend and indemnify Atlas as a result of the Goldschmidt claims against Atlas (see above). The duty arose out of a contract by the Defendants to sell the Andacaba Mine to Atlas. Atlas intends to vigorously pursue this claim.

    On October 1, 1997, the Defendants filed a claim against the Company. The complaint seeks damages for alleged misrepresentations in connection with the purchase of 50% of Arisur from the Defendants. The Company has denied Plaintiff's claims and is currently investigating the claims set forth in the Complaint. Though it is too early in the litigation to assess Atlas' liability, the Company currently intends to vigorously defend the case.

    Wyant Machinery, Inc. served Atlas with a lawsuit on September 9, 1997. Wyant is claiming $312,834.87 on a breach of contract claim and is foreclosing on a construction lien against the Company's Perlite Plant in Lakeview, Oregon and placer mining claims in the vicinity of Lake County, Oregon. Though it is too early in the litigation to conduct a complete analysis as to Atlas' liability, the Company currently intends to vigorously defend the case.

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

        None

Item 5. Other Information
        -----------------

        None

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        a.   Exhibits

             Exhibit  No.                        Description
             -----------                         -----------
                  27                             Financial Data Schedule


        b.   Reports on Form 8-K

             Report on Form 8-K dated July 9, 1997 pursuant to Item 2 and Item 9 relating to the repurchase of the Debentures.

             Report on Form 8-K dated August 15, 1997 containing the Company's news release relating to the second quarter 1997 results including the delisting of the Company's common stock from trading on the New York Stock Exchange.

             Report on form 8-K dated August 21, 1997 containing the company's new release with respect to Atlas' warrants ceasing to trade on the American Stock Exchange.

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



                                 ATLAS CORPORATION
                                 -----------------
                                 (Registrant)

                           By:   /s/ Gregg B. Shafter
                                 -------------------------------
                                 Gregg B. Shafter
                                 President

Date: November 14, 1997          /s/ James R. Jensen
                                 ------------------------------
                                 James R. Jensen
                                 Treasurer (Principal Financial Officer &
                                 Chief Accounting Officer)