Form 10-Q/A
period 1997-09-30
ATLAS CORP
filed 1997-11-21
CIK 8302

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q/A



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

                               ATLAS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (in Thousands)



                                                        September 30,       December 31,
                                                            1997                1996
-------------------------------------------------------------------------------------------
                                                         (Unaudited)
ASSETS
Current Assets:
 Cash and cash equivalents                                $   240                $ 1,099
 Accounts receivable - trade                                  622                    270
 Accounts receivable - other                                  613                    469
 Inventories                                                1,029                    848
 Prepaid expenses and other current assets                     96                    195
                                                          --------             ---------
  Total current assets                                      2,600                  2,881
                                                          --------             ---------

Property, plant and equipment                              65,990                 64,166
Less, accumulated depreciation, depletion,
 amortization and impairment                              (45,475)               (44,779)
                                                          --------             ---------
                                                           20,515                 19,387
Investment in Vista Gold Corp. (Notes 5 and 9)                 --                 11,542
Restricted cash and securities                              6,220                  6,266
Other assets                                                  563                  1,605
                                                          --------             ---------
                                                          $29,898                $41,681
                                                          ========             =========

LIABILITIES
Current liabilities:
 Trade accounts payable                                   $ 2,142                $ 1,544
 Accrued liabilities                                        2,299                  2,136
 Short-term debt (Note 7)                                   6,135                  2,129
 Deferred gain on joint venture agreement (Note 8)            750                     --
                                                          --------             ---------
  Total current liabilities                                11,326                  5,809

Long-term debt (Notes 6 and 9)                              2,300                 13,310
Other liabilities, long-term                                9,088                  9,505
Deferred gain on joint venture agreement (Note 8)             500                     --

Minority Interest                                             593                    685

Commitments and contingencies (Notes 4,12,13,14 and 15)

STOCKHOLDERS' EQUITY
Common stock (Notes 8 and 9)                               27,207                 24,180
Capital in excess of par value                             66,774                 68,514
Deficit                                                   (87,890)               (77,867)
Currency translation adjustment                                --                   (133)
Unrealized loss on investments in equity securities            --                 (2,322)
                                                          --------             ---------
  Total stockholders' equity                                6,091                 12,372
                                                          --------             ---------
                                                          $29,898                $41,681
                                                          ========             =========

See notes to consolidated financial statements.

                               ATLAS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In Thousands, Except Per Share Data, Unaudited)


                                                Three Months Ended               Nine Months Ended
                                                   September 30,                   September 30,
                                          -----------------------------    ------------------------------
                                               1997             1996           1997            1996
---------------------------------------------------------------------------------------------------------
Mining revenue                                $  1,140       $    --           $  2,789        $   --
Costs and expenses:
 Production costs                                1,098            --              2,490            --
 Depreciation, depletion and amortization          211            --                647            --
 Impairment of mineral property  (Note 11)          31            --              1,256            --
 Shutdown and standby costs                         96           268                328           829
 General and administrative expenses               551           746              1,809         3,592
 Exploration and prospecting costs                  69           968                708         1,136
                                            -----------      -------           --------      --------
  Gross Operating Loss                            (916)       (1,982)            (4,449)       (5,557)

Other (income) and expense:
 Interest expense                                  183           317                790           954
 Interest income                                  (103)         (113)              (299)         (442)
 Equity in loss of unconsolidated
  subsidiary (Note 5)                               --           770                 --         2,492
 Gain on sale of marketable securities              --            --                 --        (1,333)
 Gain from joint venture agreement (Note 8)       (187)           --               (250)           --
 Loss on repurchase of Debentures (Note 9)           8            --              5,419            --
 Other                                              47           (50)                 6           (37)
                                            -----------      -------           --------      --------
  Loss from continuing operations before
  taxes and minority interest                     (864)       (2,906)           (10,115)       (7,191)

Provision for income taxes                          --            --                 --            --
                                            -----------      -------           --------      --------
 Loss before minority interest                    (864)       (2,906)           (10,115)       (7,191)

Minority interest in net loss of subsidiary         19            72                 92           256
                                            -----------      -------           --------      --------
 Net loss                                      $  (845)      $(2,834)          $(10,023)     $ (6,935)
                                            ===========      =======           =========     ========
Per share of common stock:
 Loss from continuing operations               $ (0.03)      $ (0.14)           $ (0.40)     $  (0.35)
 Loss from discontinued operations                  --            --                 --            --
                                            -----------      -------           --------      --------
 Net loss                                      $ (0.03)      $ (0.14)           $ (0.40)     $  (0.35)
                                            ===========      =======           ========      ========
Average number of common
 shares outstanding                             27,161        20,115             25,323        20,086
                                            ===========      =======           ========      ========

See notes to consolidated financial statements.

                               ATLAS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands, Unaudited)


                                                                       Nine Months Ended
                                                                          September 30,
                                                             ----------------------------------
                                                                  1997                 1996
-----------------------------------------------------------------------------------------------
Operating activities:
 Net loss                                                     $(10,023)             $  (6,935)
Add (deduct) non-cash items:
 Depreciation, depletion, amortization                             774                     38
 Impairment of mineral property                                  1,256                     --
 Equity in loss of unconsolidated subsidiary                        --                  2,492
 Deferred gain on join venture agreement                          (250)                    --
 Gain on sale of marketable securities                              --                 (1,333)
 Loss on repurchase of Debentures                                5,419                     --
 Other                                                             (35)                  (241)
Net change in non-cash items
 Related to operations (Note 3)                                    546                 (2,797)
                                                      -------------------       --------------
  Cash used in continuing operations                            (2,313)                (8,294)
                                                      -------------------       --------------
From discontinued operations:
 Change in estimated uranium reclamation costs                    (192)                (1,051)
                                                      -------------------       --------------
  Cash provided by (used in) discontinued operations              (192)                (1,051)
                                                      -------------------       --------------
  Cash used in operating activities                             (2,505)                (9,345)
                                                      -------------------       --------------
Investing activities:
 Additions to property, plant and equipment                     (3,119)                (2,653)
 Proceeds from joint venture agreement                           1,500                     --
 Proceeds from issuance of debt released from escrow                --                 10,000
 Proceeds from sale of marketable securities                        76                  4,520
                                                      -------------------       --------------
  Cash provided by (used in) investing activities               (1,543)                11,867
                                                      -------------------       --------------
Financing activities:
 Repayment of short-term debt                                       --                 (2,000)
 Borrowings on short-term debt                                     506                     --
 Proceeds from issuance of stock                                   500                     --
 Proceeds from issuance of long-term debt                        2,300                     --
 Costs of repurchasing of Debentures                              (117)                    --
                                                      -------------------       --------------
  Cash used in financing activities                              3,189                 (2,000)
                                                      -------------------       --------------
Increase (decrease) in cash and cash equivalents                  (859)                   522

Cash and cash equivalents:
 Beginning of period                                             1,099                  1,607
                                                      -------------------       --------------
 End of period                                                $    240              $   2,129
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


3. The components of the net change in items other than cash related to operating activities as reflected in the Consolidated Statements of Cash Flows are as follows:



                                                                   Nine Months Ended
                                                                     September 30,
                                                          ---------------------------------------
                                                                 1997                 1996
                                                          ------------------    -----------------
Add (deduct) items other than cash:
 Accounts receivable                                            $ (496)             $   251
 Inventories                                                      (181)                  --
 Prepaid expenses and other current assets                          99                  (89)
 Other assets                                                      189               (2,406)
 Trade accounts payable                                            457                 (733)
 Accrued liabilities                                               618                  127
 Other liabilities, long-term                                     (140)                  53
                                                          ------------------    -----------------
                                                                $  546              $(2,797)
                                                          ==================    =================

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

  As of September 30, 1997, the working capital deficit was $8,726,000, compared to a deficit of $2,928,000 as of September 30, 1996. The Company's current ratio at September 30, 1997 was .23 to 1, compared to .50 to 1 at September 30, 1996. The decrease during the year is a result of the Company's cash investment in Arisur of $3,600,000, development and construction costs of

  $3,273,000 at the Tucker Hill perlite property in Lakeview, Oregon, reclassification of the Company's $3,500,000 convertible debenture due in September 1998 to a current liability, ongoing general and administrative expenses of $2,900,000 and other operating and capital expenditures of $2,400,000. These amounts have been offset by receipts from the sale of Vista shares of $5,603,000, the proceeds from the CAF loan of $2,300,000 and the Barrick purchase transaction of $2,000,000.

  In order to fund near term capital requirements, the Company expects to utilize current cash available, cash flow from operations, the proceeds from the CAF loan, Title X receipts and proceeds from the sale of assets. Longer term capital requirements will be satisfied from future operating cash flows, project financing and placement of additional debt or equity.

RESULTS OF OPERATIONS

  During the three and nine month periods ended September 30, 1997, the Company had mining revenue of $1,140,000 and $2,789,000 compared to no mining revenue in the same periods of 1996. This is a result of the acquisition of Arisur in October 1996, which has operating lead, zinc and silver mines in Bolivia, South America. Mining revenue was less than expected during the nine months ended September 30, 1997 due to flooding which cut off access to Don Francisco and Koyamayu and reduced production from Andacaba during the first quarter. This level of flooding is uncharacteristic and production from all mines has resumed.

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