Form 10-K405
period 1997-12-31
ATLAS CORP
filed 1998-03-31
CIK 8302

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                  1934 for the Year Ended December 31, 1997.

                           COMMISSION FILE NO. 1-2714

                               ATLAS CORPORATION
                               -----------------
             (Exact name of Registrant as specified in its charter)

    DELAWARE                                                     13-5503312
------------------                                          ------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or  organization)                            Identification No.)

370 Seventeenth Street,                                        303-629-2440
 Suite 3140, Denver, CO                                   ----------------------
 80202                                                        (Registrant's
---------------------------                                 telephone number)
(Address of principal                                     (including area code)
 executive offices) (Zip Code)



Securities registered pursuant to Section 12(b) of the Act:

--------------------------------------------------------------------------------
                                                   NAME OF EACH EXCHANGE
                                                   ---------------------
   TITLE OF EACH CLASS                              ON WHICH REGISTERED
--------------------------------------------------------------------------------
  Common Stock, par value $1                           NASDAQ Bulletin
   per share                                             Board
---------------------------                          -------------------
   Option Warrants to
    Purchase Common Stock
--------------------------------------------------------------------------------

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

                         Yes  [ X ]      No   [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of 24,077,539 shares of Common Stock held by non-affiliates of the Registrant as of March 26, 1998 was $6,741,711.

As of March 26, 1998 Registrant had outstanding 27,360,253 shares of Common Stock, $1.00 Par Value, its only class of voting stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                    PART I

This report includes forward looking statements concerning the Company's operations, performance and financial condition. Such forward looking statements involves risks and uncertainties and are subject to change based on various factors. Actual results could differ materially. Readers are cautioned not to place undo reliance on forward looking statements.

Item 1.   BUSINESS
          --------


GENERAL
-------

Atlas Corporation ("Atlas" or the "Company") is principally engaged in the exploration, development and exploitation of mineral resource properties. Atlas was incorporated under the laws of the State of Delaware on October 31, 1936. The principal office of Atlas is located at Republic Plaza, 370 Seventeenth Street, Suite 3140, Denver, Colorado, 80202 U.S.A. Atlas has five-subsidiaries: (i) 100% ownership in Atlas Precious Metals Inc. ("APMI"), incorporated under the laws of the State of Nevada, which holds the Grassy Mountain property and the exploration portion of the Gold Bar claim block, (ii) 100% ownership of Atlas Gold Mining Inc. ("AGMI"), incorporated under the laws of the State of Nevada, which holds the mineral reserves and other assets and infrastructure at the Gold Bar mine, (iii) 100% ownership in Arisur Inc. ("Arisur"), a Grand Cayman corporation, which owns and operates mines in Bolivia, South America through a Bolivian branch, (iv) 100% ownership of Suramco Metals, Inc. ("Suramco"), and (v) approximately 61% ownership of Cornerstone Industrial Minerals Corporation ("Cornerstone") (formerly known as Phoenix Financial Holdings Inc.). Atlas intends to wind up the businesses of APMI, AGMI, and Suramco, as soon as practical, as a means to cut its general and administrative costs. In December 1996 Atlas completed the sale of its wholly owned subsidiary, Atlas Perlite, Inc., to Cornerstone. See "Item 1 Business -
                                                       ----------------------
Tucker Hill".
------------

ARISUR INC.
-----------

In 1996 the Company acquired a 50% interest in Arisur from Arimetco International Inc., a Canadian corporation, for $3 million in cash and purchased 100% of Suramco, which owned the remaining 50% interest in Arisur, for four million shares of the Company's common stock. Arisur owns and operates the Andacaba Mine and the Don Francisco and Koyamayu exploration and development properties. All three properties are underground lead, zinc and silver operations located in southern Bolivia. Arisur processes ore through its Andacaba Mill and in 1997 purchased the Koyamayu property and the Comali Mill for expansion opportunities. During 1997 Suramco's interest in Arisur was transferred to Atlas, resulting in 100% direct ownership by Atlas.

EMPLOYEES AND OFFICES

Arisur's corporate office is located in La Paz, Bolivia and staffed by seven persons. Operations are conducted out of Arisur's office in Potosi, which is staffed by nine persons. Additionally, there are 259 miners, mill workers and maintenance persons directly involved in operations.

ANDACABA  MINE
--------------

LOCATION

The property is located in the south central altiplano region of Bolivia near the city of Potosi, a historic mining community, at an elevation of approximately 4,500 meters (14,800 feet). The Andacaba property is accessible by traveling south/southeast 37 kilometers (23 miles) via an all weather gravel road from the city of Potosi.

PROPERTY

The Andacaba facilities and mine are situated on 15 concessions controlled 100% by Arisur comprising 1,505 hectares (3,712 acres).

OPERATIONS

The Andacaba lead, zinc and silver mine has been in operation since the early 1900s. The mining operations take place year round with an average of 28 days per month for a total of 330 workdays per year. The Andacaba Mill processes ore from all three of Arisur's mining properties and presently has excess capacity to perform custom milling. The concentrates are shipped by truck to Potosi and then by rail to warehouses at the Chilean seaport of Antofagasta prior to shipment to smelters in various markets. In February 1998 Chilean authorities reached agreement with Bolivian authorities to relocate the area set aside for lead concentrate storage to a location approximately 30 kilometers north of Antofagasta at Portezuelo Station.

CONDITION

Service facilities at the mine site are basic and require upgrading as part of the mine expansion for which planning is underway. The Andacaba Mill capacity was expanded in 1997 to 550 tonnes per day. A direct power line from the Velarde II substation near Potosi was completed in August 1997. Water for the mill is supplied from underground sources at the mine. The city of Potosi provides a source of supplies and labor.

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

RESERVES/RESOURCES

Reserves as determined by MINTEC, Mineria Tecnica Consultores Asociados in October 1996 stood at 547,000 tonnes proven and probable containing 2.68% Lead ("Pb"), 8.26% Zinc ("Zn") and 9.13 troy ounces Silver ("Ag") per tonne (284 grams). Reserves determined by Arisur as of February 1997 stood at 561,000 tonnes proven and probable containing 2.68% Pb, 7.19% Zn, and 6.01 troy ounces Ag per tonne (187 grams). Prospective resources of 7 million tonnes (7.7 million short tons) are inferred based on geological projections.

DON FRANCISCO PROJECT
---------------------

LOCATION

The property is accessible via an all weather road 77 kilometers (48 miles) in a southerly direction from Potosi or 64 kilometers (40 miles) from the Andacaba mine. The Don Francisco project is at an elevation of 3,000 meters (9,800 feet).

PROPERTY

Arisur owns five concessions covering 227 hectares (approximately 560 acres).

OPERATIONS

The Don Francisco project is currently producing approximately 250 tonnes per month. In 1997 head grades averaged 0.73% Pb, 12.43% Zn and 1.60 troy ounces Ag per tonne (50 grams). Ore is trucked to Andacaba for processing. Additionally, costs and requirements are being estimated and prepared for start-up of a second mill at Andacaba using much of the equipment removed from the Andacaba Mill during the expansion completed last year. This second mill would be utilized to more efficiently process the Don Francisco ore since it contains a much higher zinc content.

CONDITIONS

Sufficient water is available to conduct the mining operations. Electrical power is presently supplied by generator but a recently completed power line supplies electrical power to within 2 kilometers of the project. Facilities are situated on the property for the mineworkers and a radio communication system is in place between Don Francisco and Andacaba.

GEOLOGY

The structural setting is similar to Andacaba in that there is one main structure - the Veta Principal south of the river, which flows across the property, and the Veta Cumbre north of the river with secondary splits off the footwall of the main vein. Host rocks are Ordovician calcareous shales, siltstones and sandstones. The sequence has been folded into a series of synclines and anticlines. The Veta Principal occupies both flanks and the axial portion (for a short distance) of a major anticline. Igneous dikes are also present in the stratigraphic section.

RESERVES/RESOURCES

An audit of reserves prepared by MINTEC in October 1997 indicates 56,000 tonnes proven and probable containing 17% Zn and 7.52 troy ounces Ag per tonne (234 grams). Geologic projection along the principal vein structure infers a prospective resource of 240,000 tonnes (265,000 short tons).

KOYAMAYU PROJECT

In August 1997 the Company completed the acquisition of the Koyamayu lead, zinc and silver property, located in southern Bolivia, for $100,000. The Company mined and processed approximately 2,000 tonnes of ore during 1997. Presently, 1998 plans include production of approximately 5,000 tonnes with further designs to develop the mine for increased production. An audit of reserves completed by MINTEC in October 1997 indicated proven and probable reserves of approximately 13,000 tonnes containing 3.5% Pb, 15% Zn, and 0.96 troy ounce Ag per tonne (30 grams). The ore mined at Koyamayu is to be processed at Andacaba or, alternatively, it may be processed at the Comali Mill.

COMALI MILL

Arisur executed agreements to acquire the Comali Mill in late 1996 for $250,000 and the acquisition was completed in January 1998. The facility requires capital expenditures of an estimated $150,000 to achieve operations of 120 tonnes (130 short tons) per day. Its circuits are to be designed to recover lead, zinc and silver in separate lead and zinc concentrates. The Company intends to make use of Comali as a regional mill for Koyamayu ore and for toll milling ore from third parties. The Comali Mill is situated near the community of Toropalca, 30 kilometers (19 miles) south of Don Francisco.

                      ____________________________________

In Bolivia, the Company's near-term focus will be on expansion of existing operations, the evaluation of additional lead, zinc and silver mining opportunities as well as evaluation of precious metal opportunities.

CORNERSTONE INDUSTRIAL MINERALS CORPORATION
-------------------------------------------

On November 30, 1995 the Company purchased from a group of individual investors
12.2 million shares of Phoenix Financial Holdings Inc., representing approximately 51% of the total shares then outstanding for an aggregate purchase price of C$1,781,200. On September 3, 1996 the shareholders approved a name change from Phoenix Financial Holdings Inc. to Cornerstone Industrial Minerals Corporation ("Cornerstone"). On December 13, 1996 Cornerstone executed a Stock Purchase Agreement providing for the purchase by Cornerstone of all of the issued and outstanding shares of Atlas Perlite, Inc., owner of the Tucker Hill perlite Project ("Tucker Hill") from Atlas. Subsequently, Cornerstone changed the name of Atlas Perlite, Inc. to Cornerstone Industrial Minerals Corporation, U.S.A. The Stock Purchase Agreement calls for payment to Atlas of $1 million in cash, the issuance of 9,647,986 shares of common stock of Cornerstone, valued at $1 million, the reimbursement of Atlas' Tucker Hill development costs of $2,945,282, and the retention by Atlas of a 2% gross proceeds royalty on the sale of perlite from Tucker Hill. The purchase price is payable in three stages as follows: $125,000 and 1,205,998 shares due at closing, $500,000 and 4,823,993 shares of common stock upon obtaining all operating permits and $375,000 and 3,077,994 shares of common stock related to Atlas assisting the Company in meeting three other milestones which include obtaining base load perlite contracts for a specified amount of revenues per year, obtaining definitive project financing and achieving commercial production. Payments for the first two stages were issued in 1997. The additional shares to be issued upon meeting the additional milestones will result in Atlas' equity position in Cornerstone increasing from approximately 61% to 65%. The transaction was approved by a committee of independent board members of Cornerstone and also was approved by a majority of the minority shareholders of Cornerstone at its annual general meeting held on September 3, 1996. As discussed in more detail below under "Project Status," the Company has decided to sell its interest in Cornerstone.

TUCKER HILL OPERATIONS
----------------------

Cornerstone produces and processes perlite for sale to end-users. Operations are directed through Cornerstone's Lakeview, Oregon location, which is staffed by 11 persons. Cornerstone's corporate offices are located in Denver, Colorado.

Perlite is a naturally occurring volcanic glass, which is environmentally friendly and chemically inert. When subjected to heat, perlite physically expands to up to twenty times its original volume. This expansion is due to the change in the state of water (2% to 5%) entrapped within the glass structure.
As this interstitial water turns to vapor, the internal pressures increase and the perlite expands into larger, less dense particles. Expanded, perlite's heat resistance, extraordinary insulating characteristics and low bulk density suit it ideally for applications in construction and horticulture. Other uses for expanded perlite include filter media, cryogenics, food products and chemicals. Cornerstone mines, crushes, sizes, and delivers finished perlite meeting various size specifications to end users (primarily expansion plants).

In 1997 demand for finished perlite in the United States was approximately 700,000 tons. Demand growth averaged 6% per year from 1985 to 1994, was 9% in 1995 and 3% in 1996. Cornerstone expects to take advantage of its regional location for sales, including sales to customers in Canada and Pacific Rim countries.

LOCATION

The Tucker Hill project is comprised of a quarry, a processing facility and a transloading facility, all located in south central Oregon. The quarry is accessed by traveling 35 miles northwest of the community of Lakeview, in Lake County, Oregon on US Highway 395 and state highway 31, and then three and a half miles south on an improved haulroad. The processing facility is located in an industrial park in Lakeview. A transloading facility, comprised of silos for product storage and load-out access to a rail spur, is located 90 miles west of Lakeview in Henley, Oregon.

PROPERTY

The Tucker Hill property encompasses approximately 900 acres and is comprised of 45 unpatented lode mining claims. The millsite property, comprised of 26.53 acres of fee land, was purchased by Cornerstone from Lake County. The transloading facility located in Henley is situated upon property held under a long-term lease from the Burlington Northern Santa Fe Railway, owner and operator of the rail line adjacent to this facility.

GEOLOGY

Tucker Hill is a low hill with about 500 feet of relief within the Chewaucan Valley. The perlite deposit occurs in the northeastern portion of the Devils Garden lava field. The lava field is five to ten million years old and is thus classified as late Miocene to early Pliocene and is composed largely of olivine basalt flows, minor andesite flows, and related rhyolitic domes and pyroclastic rocks. Tucker Hill is one of the late Miocene composite rhyolitic lava domes within the field. The Tucker Hill rhyolitic dome complex is a package of cooling units that originated from a single eruptive center along a linear vent system. Two major cooling units are recognized: the outer chill margin and inner rhyolitic core. The chill margin consists of an outer glass envelope and contains various sub-units of perlite. Erosion of the Tucker Hill lava dome has removed a portion of the outer glass envelope, exposing the rhyolitic core, leaving extensive areas of perlite.

HISTORY

Local Oregon prospectors discovered a small portion of the Tucker Hill perlite deposit in 1949. Bulk samples taken by these prospectors were collected and expanded by the U.S. Bureau of Mines in Tucson, Arizona. Expansion results were favorable and the property underwent a brief period of surface mining.

In 1980 Houston International Minerals Corporation, later acquired by Tenneco Inc. acquired the property through location of mining claims and confirmed the presence of a significant resource of commercial grade perlite. In July 1987 Atlas acquired an option to purchase this property from Tenneco, which was exercised in 1988.

Extensive evaluation work was carried out by Tenneco consisting of geological mapping, rock chip sampling and analysis, diamond core drilling and bulk sampling. Atlas continued this effort and, to date, 42 holes have been drilled and numerous surface bulk samples collected. Testing of the perlite included expansion tests, measurements of expanded and compacted density, sinkers (percentage of non-expandables) and brightness. Full scale testing of bulk samples was performed at the facilities of two end users. The results of this test work indicated that Tucker Hill perlite exceeded established standards for expansion and yield.

In 1995 Atlas made the decision to develop Tucker Hill and has subsequently acquired the necessary operating permits. Mining of perlite commenced in late 1996 with processing started in early 1997. A significant contract for over 40,000 tons per year has been executed with Armstrong World Industries, Inc. ("Armstrong") and Cornerstone continues its efforts to contract with other purchasers for finished perlite.

RESERVES

Proven and probable reserves at Tucker Hill of 4.9 million tons of perlite were reported by Micon International Limited in its "Review of The Tucker Hill Perlite Deposit" completed on April 26, 1996. The report was prepared at the direction of a special independent committee of the Cornerstone Board of Directors, in support of Cornerstone's purchase of Atlas Perlite, Inc.

The 4.9 million tons is based on 42 core and reverse circulation drill holes and 13 bulk samples. Samples were analyzed for chemical, physical, and optical characteristics as well as expandability performance. Test results, as well as reports from end users, demonstrate that the perlite is a universal variety suitable for a wide array of expanded products.

The reserves are restricted to an area delimited by the ten-year mining plan as permitted with the Bureau of Land Management. Geologic resources have been estimated in excess of 50 million tons.

OPERATIONS

Mining
------

Cornerstone conducts mining utilizing conventional quarrying methods. Topsoil and organic matter are stripped from the surface with a dozer to expose the perlite. This material is stockpiled for later use as growth media during reclamation. The perlite is then either drilled and blasted or ripped and cross-ripped with a dozer.

The perlite is then gathered into a pile with the dozer and loaded into trucks with a loader. A contract trucking company then hauls the perlite to the processing facility in Lakeview where it is dumped onto the run-of-mine stockpile. Internal waste, which is minimal (approximately five percent), is hauled to a gravel pit at the base of Tucker Hill for disposal.

Processing
----------

Finished perlite is produced from the processing facility, a crushing, drying and sizing operation, in four product streams. Run of mine perlite is reclaimed from the mill stockpile with a loader and is then dumped into a pocket feeding a primary jaw crusher (alternatively primary crushing has been performed at the mine with positive results). This jaw crusher reduces the size of the perlite to about two inches. This crushed perlite reports to a crushed ore stockpile for delivery to a secondary impact crusher where it is further reduced in size to 1/2 inch and is then dried in a rotary dryer. The purpose of drying is to deliver a product to end users which has less than 0.5% free moisture, a requirement for most end users.

After drying, the product reports to the primary screen where horticultural grade perlite is separated. Undersize perlite which passes the primary screen reports to the secondary screens, with oversize being crushed by a tertiary impact crusher in a closed circuit with the secondary screens. Filler/insulation grade perlite is obtained from the secondary screen undersize. A dust collection system recovers fines from all transfer points downstream from the dryer.

Finally, the sized perlite is stored at this facility in silos with the finished product being delivered to customers via rail or by truck. The Lakeview plant site is situated on a rail line serviced by the Union Pacific Railroad.

Transloading Facility
---------------------

In order to ensure rail access and to gain a competitive advantage for rail transportation rates, Cornerstone constructed a transloading facility at Henley that is serviced by the Burlington Northern Santa Fe Railway. Finished perlite from the Lakeview plant is hauled by a trucking contractor to Henley and off-loaded into silos for transloading into rail cars.

ENVIRONMENTAL PERMITTING

Cornerstone acquired regulatory permits for its quarry operations through the Bureau of Land Management and Oregon Department of Geology and Mineral Industries. Operation of the Lakeview plant is permitted under a conditional use permit granted by Lake County and additional permits were obtained from the Oregon Department of Environmental Quality.

PROJECT STATUS

Mining operations commenced at the quarry in December 1996. Testing of the processing facility began in February 1997 at the Lakeview plant. Initial shipments of finished perlite were made to Armstrong, which reported that the perlite was satisfactory for its operations. From February 1997 to August 1997, the facility underwent modifications identified in the testing phase. Since August 1997 the processing facility has performed at a rate less than expected and requires additional improvements to achieve the design rate.

Cornerstone has a contract with Armstrong to supply their St. Helens, Oregon facility with all of its perlite requirements, currently estimated to be approximately 52,000 tons per year. The term of the contract is through November 1999 and provides for a two-year extension if prices are agreed upon.

Though Cornerstone has made numerous modifications to the processing facility, it has concluded that, as currently configured, the facility will not reach the capacity as originally anticipated without further capital improvements. The Company does not have the necessary resources to provide the funds for such an improvement and therefore, in December 1997, the Atlas Board of Directors made the decision to sell its interest in Cornerstone.

GRASSY MOUNTAIN PROPERTY
------------------------

LOCATION

The Grassy Mountain project is located in northern Malheur County, Oregon, approximately 22 miles southwest of Vale, Oregon. The property is accessed by traveling four miles west from Vale on U.S. Highway 20, then south on the Twin Springs County Road for 23 miles, or by driving south from Nyssa on U.S. Highway 95 to Owyhee and then west to Rock Springs Canyon and by gravel road for 14 miles. The project elevation ranges from 3,300 to 4,300 feet.

PROPERTY

The Grassy Mountain property encompasses approximately 15 square miles. Atlas owns 429 unpatented lode claims. An additional 86 unpatented lode and placer claims are controlled under four separate mineral lease or lease/option to purchase agreements. Approximately 1,000 acres of fee surface, 240 acres of fee surface and minerals, and 80 acres of fee minerals are held under two lease/option agreements. Atlas holds one state prospecting permit covering 1,280 acres.

GEOLOGY

The rocks exposed at Grassy Mountain are part of a late to middle-Miocene Grassy Mountain Formation, a sequence of volcanic and volcanisclastic rocks made up of primarily olivine-rich basalt and intercalated tufaceous siltstones, sandstones, and conglomerates. The rocks have been dated through mammalian fossils and Potassium-Argon chronology to be approximately 10 million years old. The sediments are primarily flat lying with a slight regional dip to the east. The structural trend of the area is N10W to N30E. Later post mineralization east west faulting probably cut these features.

Mineralization is associated with a low-grade gold siliceous hot springs system with enrichment along multi-stage quartz-adularia veins and favorable lithologies. Explosive brecciation and overpressuring of the rock, common in these systems, was minimized due to the un-lithified nature of the sediments. The mineralized rock is highly silicified and locally brecciated in the vicinity of the feeder structures. As silicification decreases so does grade. Away from the feeder zones lithology also plays an important role in gold deposition. The finer grained siltstones contain the bulk of the lower grade material. The higher grades are found in the coarser arkosic sandstones. The feeder or vein zones contain grades as high as 20 ounces of gold/ton ("oz. Au/t").

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

In September 1996 the Company executed an agreement with Newmont, (the "Agreement"), which provided for the reconveyance of the Grassy Mountain property to the Company. Pursuant to the Agreement, Atlas paid an amount of $206,000 to Newmont, issued a $500,000 unsecured, non-interest-bearing promissory note (originally due September 18, 1997, but subsequently extended) and assumed bonding requirements for exploration reclamation of $146,000.

RESERVES

As part of a detailed feasibility study conducted by Kilborn SNC-Lavin, Inc. ("Kilborn") in 1990, Pincock, Allen & Holt, Inc. ("PA&H") developed an open pit mine model. The feasibility study resulted in the definition of a mineable reserve of 996,000 ounces at a $350 gold price from 16 million tons at grades
0.062 oz. Au/t of mill and heap leach ores. Neither the recovered silver nor low-grade leach ores were considered. The contained silver is approximately 2,467,000 ounces.

PA&H completed a feasibility study in 1990. The database utilized for this study consisted of 180 drill holes in the main deposit area. The drilling is predominantly vertical and angle reverse circulation rotary drill holes with some core holes. Using a 0.02 oz. Au/t cutoff, PA&H calculated a geologic resource of 17,217,000 tons at a grade of 0.061 oz. Au/t for a total of 1,051,500 ounces and 2,610,000 ounces of contained silver.

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

PROJECT STATUS

On January 9, 1998 the Company signed an option agreement with Tombstone Explorations Company Ltd. ("Tombstone"), granting to Tombstone an exclusive option to purchase 100% of the Grassy Mountain property for $4 million. The payments are to be made over four years approximating $1 million each year. Under the terms of the agreement, Tombstone may accelerate the purchase by paying a total of $3.5 million to Atlas by February 2000. Tombstone has designed a two-phase drill program comprised of 15 drillholes (approximately 10,000 feet) currently underway.

GOLD BAR MINE
-------------

LOCATION

The Gold Bar Resource Area is located in and adjacent to the Roberts Mountains in Eureka County, Nevada, at elevations ranging from 6,400 to 8,800 feet above sea level. The area is reached by traveling 22 miles west of Eureka, Nevada, on U.S. Highway No. 50 and 17 miles northeast along the Three Bars Road.

PROPERTY

The Gold Bar Project area encompasses approximately 100 square miles. There are 3,204 unpatented lode-mining claims of which Atlas owns 3,025 and 179 are held through lease and option to purchase agreements. Atlas also owns 182 unpatented millsite claims, 6 patented lode claims and 8 patented millsite claims. Additionally, Atlas holds under lease another 2,000 fee acres of surface with varying percentages of the underlying minerals.

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

Mill construction occurred during 1986 with the first gold poured in January 1987. The mill was originally designed and constructed for 1,500 throughput. An expansion in 1989 increased throughput to the current 3,200 tpd rate.

RESERVES

Following suspension of mining operations at Gold Canyon, which occurred in February of 1994, Atlas delayed plans for further mining of the Gold Pick and Gold Ridge deposits pending additional drilling and further study of cost cutting measures. This confirmatory program included the drilling of 303 surface and 55 underground holes.

The mine plan for the Gold Pick and Gold Ridge deposits established proven and probable mineable reserves which were independently audited by Mine Reserve Associates of Denver, Colorado in December 1994. PA&H of Denver, Colorado as part of its independent review of the Gold Bar Resource Area, dated December 13, 1995, confirmed the following at a gold price of $400:

                          PROVEN AND PROBABLE RESERVES
                                 DECEMBER 1996

--------------------------------------------------------------------------------
                                                               CONTAINED
                        ORE TONS       GRADE (OZ AU/T)         OUNCES/(1)/

Gold Pick East          1,278,000          0.073                 93,939
--------------------------------------------------------------------------------
Gold Pick West          1,009,000          0.069                 69,909
--------------------------------------------------------------------------------
Gold Ridge                391,000          0.059                 23,077
--------------------------------------------------------------------------------
Total                   2,678,000          0.070                186,925
--------------------------------------------------------------------------------
/(1)/ Estimated recoverable ounces of 157,000 based upon an overall 84% recovery rate.


                              MEASURED & INDICATED
                             MINERALIZED MATERIAL *

--------------------------------------------------------------------------------
                         TONS                                 CONTAINED
                         (000)       GRADE (OZ AU/T)           OUNCES
--------------------------------------------------------------------------------
Advanced Prospects**     3,369            0.031                104,000


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

**        Advanced prospects include Cabin Creek, Hunter, Gold Canyon and Pot
Canyon.

At December 31, 1997 the market price of gold was $291 per ounce. The above noted reserves and mineralized material would not be economic at this price.

PROJECT STATUS

On June 6, 1997 Barrick Gold Exploration Inc. ("Barrick"), a subsidiary of Barrick Gold Corporation, completed the purchase from the Company of more than 90% of the Gold Bar claim block with an option to acquire the balance within two years. The Company received $1,000,000 in cash from Barrick and Barrick purchased one million Atlas Common Shares at $1 per share. Under the terms of the purchase, Barrick has agreed to spend $3,000,000 on the property prior to June of 1999. At Barrick's election, on or before June 3, 1999, the balance of the Gold Bar property will be conveyed to Barrick and Atlas may elect either to receive an additional $15,000,000 in cash and retain a 2% net smelter royalty, or to participate with Barrick in the further exploration and development of Gold Bar as a 25% carried joint venture participant. If Atlas elects to participate as a joint venture partner, Barrick will spend a minimum of $15,000,000 on the project. If Barrick chooses not to acquire the balance of the properties within the two-year period, all of Barrick's interest in the Gold Bar properties will be reconveyed to Atlas.

DOBY GEORGE PROPERTY
--------------------

On October 25, 1995 Atlas purchased the Doby George property from Independence Mining Company, Inc. ("Independence") for $400,000 in cash plus 1.4 million common shares of Atlas.

LOCATION

Doby George is situated in northern Elko County, Nevada, and approximately 60 air miles north of the community of Elko. The property is accessed by traveling north of Elko on U.S. Highway 225 for approximately 70 miles, then southwest on Maggie Creek Summit Road another 12 miles.

PROPERTY

The Doby George Project area encompasses approximately nine square miles in Elko County, Nevada. Atlas owns 601 acres of fee land plus 240 unpatented lode-mining claims. An additional 104 lode claims are held under three separate lease agreements.

GEOLOGY

Rock types at Doby George are dominated by Mississipian Schoonover Formation siliceous and limy siltstones, sandstones, cherts and quartzites, which host all significant mineralization on the property. Structure and stratigraphy generally control mineralization. High angle structures appear to be related to the more significant mineralization with mineralization increasing in both grade and thickness toward major structures. Gold is fine grained and commonly occurs within quartz veins and silicified zones.

HISTORY

Felmont Oil Company, an affiliate of Homestake Mining Company first identified the property in 1983. Homestake conducted exploration drilling on the property through 1991 when the property was sold to Independence. A total of 727 holes have been drilled at Doby George on 5 separate deposits, and metallurgical testwork has confirmed that the mineralization is generally not refractory and is amenable to heap leach processing. The drilling and mapping to date have confirmed that a significant portion of the mineralization is shallow, varying in thickness from 15 feet to 225 feet, and may be mined by open pit methods. The identified mineralized zones have been estimated by Behre Dolbear & Company of Denver, Colorado, in an independent evaluation concluded in July 1994, to contain 3.6 million tons of mineralized material at a grade of 0.06 oz. Au/t.

PROJECT STATUS

On September 1997 the Company executed a purchase agreement for the sale of the Doby George property to Western Exploration and Development Ltd. ("Western") which calls for installment payments of $1,600,000 to be paid as follows:
$200,000 on October 13, 1997; $400,000 on December 15, 1997; $300,000 on March
15, 1998; $300,000 on June 15, 1998; and $400,000 on September 15, 1998. In the
event that Western elects not to complete the purchase of the property, it is entitled to receive Atlas common shares, valued at $1 per share, equal to the option payments paid to Atlas. Western acquired certain rights to the 84,000 acre IL Ranch, a part of which is prospective and surrounds Doby George. As of March 31, 1998 Western has made all scheduled payments.


DISCONTINUED OPERATIONS
-----------------------

Uranium Mill Site, Moab, Utah
-----------------------------

HISTORY

Atlas' Moab mill site (the "Site") is located in Grand County, Utah, 3 miles northwest of Moab and is accessed from U.S. Highway 191. The Site occupies approximately 200 acres within 437 acres that Atlas owns in fee simple on the outside bend of the Colorado River, at the southern end of the Moab Canyon, approximately 4,000 feet above mean sea level.

The Uranium Reduction Company ("URC") built and began operations at the Site in October 1956. Atlas acquired URC in 1962 and operated the uranium mill until 1984 when it was placed on stand-by status. Atlas holds U.S. Nuclear Regulatory Commission ("NRC") Source Material License SUA-917 for the Site, which was changed to a "possession only" status on December 18, 1992. The NRC's most recent inspection (February 1998) report concluded that there were no violations or deviations of the license.

Atlas was authorized to extract uranium oxide by both the acid and alkaline leach processes and the mill was licensed for production at 850 metric tons (1,870,000 pounds) of yellowcake annually.

The majority of the ore processed at the mill came from the Big Indian Uranium District approximately 30 miles to the southeast. The ore, primarily sandstone with minor amounts of carbonate, was ground to a sufficiently fine consistency to allow maximum efficient chemical reactions to occur. It was then processed through either the acid-leach circuit or the alkaline-leach circuit. The solids remaining after uranium extraction were pumped to the tailings impoundment.

The approximate wet weight of the tailings contained within the tailings pile is
10.5 million tons, with a volume of 7.5 million cubic yards. The tailings pile is composed of fine tailings (slimes) and coarse tailings (sand). An interim cover comprised of low-grade ore, native soils and a synthetic geo-grid, was placed over the tailings pile beginning in 1989 and ending in 1995.

A decommissioning plan for the mill facilities was approved by NRC on November 28, 1988. The dismantling and disposal of the mill facilities was completed in 1996. All that remains at the Site is an office/warehouse and the 130 acre tailings pile.

The NRC approved a reclamation plan for the Site in 1982. The plan was based on the projected life of facility tailings capacity requirements. The disposal pile was designed for an ultimate crest elevation of 4,076 feet, which was not achieved, thus resulting in the necessity to revise the reclamation plan. Atlas, in August 1988, submitted a revised reclamation plan for NRC review and approval. In 1990, the NRC changed its technical criteria, which resulted in requests for additional information, reevaluation, and redesign. As a result, Atlas submitted a revised reclamation plan (the "Plan") in 1992. On July 20, 1993 NRC gave notice in the Federal Register of its decision to approve the Plan and made available for public comment an environmental assessment of the effects of the proposed action. Comments received prompted NRC to withdraw, in October 1993, its previous decision to approve the Plan. On March 30, 1994, NRC announced its intent to prepare an Environmental Impact Statement ("EIS") to evaluate potential impact to the environment of the proposed plan and certain alternative proposals.

The Plan would allow the Company to reclaim the tailings pile in place for permanent disposal and long-term custodial care by a government agency and to relinquish responsibility of the Site after having its NRC license terminated. Reclamation activities planned for the Site include recontouring the tailings pile to allow for the natural drainage of precipitation and covering it with earthen material and rock to control radon emanations and prevent erosion.

The Company, after many years and at great expense, is near completion of the regulatory process for approval of the Plan. On March 7, 1997 the NRC issued its Technical Evaluation Report ("TER") which acknowledges that the Plan is in compliance with the technical requirements for capping the tailings pile onsite. The TER is used to evaluate compliance with regulatory and safety criteria. However, the regulatory approval process is not complete until the NRC issues its final EIS, which is anticipated in late 1998. In the draft EIS issued in January 1996, the NRC staff' concluded that Atlas' proposal to reclaim the pile in place is acceptable. The TER concludes that the proposed reclamation plan satisfies the regulatory requirements.

While the NRC was prepared to publish the final EIS in mid-1997, it has been delayed due to concerns raised by the U.S. Fish and Wildlife Services ("FWS") about four endangered species of fish in the Colorado River. The FWS must prepare a biological opinion ("BO") under the Endangered Species Act to complete the EIS process. The BO has been delayed due to the FWS request for additional information. Atlas and the NRC continue to believe the Plan satisfies the regulatory requirements and protects public health and the environment. For example the NRC's recent comment (Feb. 13, 1998) to the FWS states, "Based on our review of all the information available, we continue to conclude that reclamation of the tailings pile, as proposed by Atlas, is unlikely to jeopardize the few endangered species of fish, as stated in our Supplemental Biological Assessment".

On March 11, 1998 the FWS acknowledged to the NRC that since the NRC lacked the authority to require Atlas to relocate the tailings pile to an alternate site, the FWS could not recommend relocating the tailings pile as a reasonable and prudent alternative.

When reclaimed, approximately 250 acres, which encompass the capped tailings and reconfigured Moab Wash, will be deeded to the federal or state government. Approximately 187 acres are available to Atlas for sale. A substantial portion of the remaining land could be developed for commercial use after reclamation and has an estimated value at current market prices in excess of $2.0 million. For further information on the Moab site reclamation, see "Management's Discussion and Analysis of Financial Position and Operating Results - Environmental Matters."

ASBESTOS MINE SITE, COALINGA, CALIFORNIA
----------------------------------------
Atlas, which operated the mine for a five year period in the 1960s, was notified by the Environmental Protection Agency in fiscal 1988 that the Bureau of Land Management, and several other subsequent owners were potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act for cleanup costs at the mine site. Remedial construction activities at the Company's former asbestos mine and mill site located near Coalinga, California, which began in October 1994, are complete. The Environmental Protection Agency issued its "Approval of Construction Completion" on November 14, 1996 two years after the remedial action plan was approved. For further information on the Coalinga reclamation, see "Management's Discussion and Analysis of Financial Position and Operating Results - Environmental Matters."

RISK FACTORS
------------

PRICES
------
The Company's profitability has and continues to be significantly affected by metal prices. These prices may fluctuate widely and are affected by numerous factors beyond the Company's control, including global and regional demand, production costs, transportation and smelting charges, political and economic conditions, strength of the United States dollar and exchange rates.

Gold, lead, zinc and silver are products that can be easily sold on numerous markets throughout the world. It is not difficult to ascertain the market price for these metals at any particular time, and these metals can be sold to a large number of refiners or metals dealers on a competitive basis. The Company normally sells its metal production through major dealers, in some cases may use hedging programs. Sales of finished perlite are individually negotiated with end users. There are no guarantees that the Company will be able to obtain sales commitments in quantities or at prices sufficient to make a profit.

ENVIRONMENTAL ISSUES
--------------------
The Company is required to comply with various federal, state and local regulations relating to environmental matters at its properties. The Company is required to obtain permits from various governmental agencies in order to mine and mill. The Company has obtained all of the necessary permits relating to its on-going operations. The Company cannot anticipate whether increasing costs of environmental compliance for its properties will have a material adverse impact on planned operations or competitive position.

COMPETITION
-----------
The Company competes with substantially larger companies in the acquisition of properties and the production and sale of metals and industrial minerals. With the exception of the perlite market, the Company does not believe that it or any other competitor is a material factor in these markets, and the price it receives for its production depends almost entirely upon market conditions over which it has no control. The Company believes that it can promptly sell at current market prices all of the metals and minerals that it can produce.

LIQUIDITY
---------
The Company incurred net losses of $15,619,000 and $10,385,000 for the years ended December 31, 1997 and 1996, $4,266,000 for the six months ended December 31, 1995 and $19,776,000 for the year ended June 30, 1995. The Company expects that it will continue to incur losses in the near future, and that its return to profitability will depend on, among other things its ability to dispose of its interest in its investment in Cornerstone and the profitability of production at existing mines. While the Company continues to generate limited cash flow at its Bolivian mines, the amount of cash flow available for acquisitions, investments, exploration and development is very limited. As a result the Company is carefully monitoring its discretionary spending while it seeks financing alternatives. There is no guarantee that the Company will be able to obtain the necessary financing to enable it to return to profitability.

MINING AND PROCESSING
---------------------
The Company's business operations are subject to risks and hazards inherent in the mining industry, including but not limited to unanticipated variations in grade and other geological problems, water conditions, surface or underground conditions, metallurgical and other processing problems, mechanical equipment performance problems, the unavailability of materials and equipment, accidents, labor force and transportation disruptions, unanticipated transportation costs and weather conditions, any of which can materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures and production commencement dates.

RISK OF INTERNATIONAL OPERATIONS
--------------------------------
Many of the mineral rights and interests of the Company are subject to governmental approvals, licenses and permits. Such approvals, licenses and permits are, as a practical matter, subject to the discretion of the applicable governments or governmental officials. No assurance can be given that the Company will be successful in obtaining any or all of the various approvals, licenses and permits it seeks, that it will obtain them in a timely fashion, or that it will be able to maintain them in full force and effect without modification or revocation.

In certain countries in which the Company has assets and operations, such assets and operations are subject to various political, economic and other uncertainties, including, among other things, the risks of war or civil unrest, expropriation, nationalization, renegotiation or nullification of existing concessions, licenses, permits, approvals and contracts, taxation policies, foreign exchange and repatriation restrictions, changing political conditions, international monetary fluctuations and currency controls. In addition, in the event of a dispute arising from foreign operations, the Company may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of courts in the United States. The Company also may be hindered or prevented from enforcing its rights with respect to a governmental instrumentality because of the doctrine of sovereign immunity. It is not possible for the Company to accurately predict such developments or changes in law or policy or to what extent any such developments or changes may have a material adverse effect on the Company's operations.

Item 2.   PROPERTIES
          ----------

The Company's materially important properties consist of the Andacaba mine and the Don Francisco and Koyamayu projects which produce lead, zinc and silver in Bolivia, Tucker Hill which produces perlite, Gold Bar which contains gold resources, and to the Doby George and Grassy Mountain gold properties, described under "Item 1 Business".
              --------

Item 3.   LEGAL PROCEEDINGS
          -----------------

The information called for by this Item is set forth in Note 14 to the Financial Statements and is incorporated herein by reference.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

No matters were submitted to a vote of the security holders during the quarter ended December 31, 1997.


EXECUTIVE OFFICERS OF THE COMPANY
---------------------------------

Set forth below is the age and certain other information regarding each person currently serving as an executive officer of the Company.

Gregg B. Shafter, age 42, has served as President since October 7, 1997. Since joining the Company in August 1991, Mr. Shafter has also served in the capacities of Vice President of Project Development, Manager Business Development and Land Manager. Prior thereto Mr. Shafter performed acquisition and administrative functions for Western Gold Exploration and Mining Company, Limited Partnership and Atlantic Richfield Company.


Richard E. Blubaugh, age 50, has served as Vice President of Environmental and Governmental Affairs since October 1, 1990, and has been with Atlas for 16 years. He has been involved in the environmental, health and safety field for over 23 years, has managed environmental and regulatory functions for mining firms in seven western states, and also has experience as a regulator and a consultant.


James R. Jensen, age 38, has served as Treasurer and Secretary since February 1997. Mr. Jensen joined the Company in August of 1989, as Accounting Manager and was promoted to Controller in September 1993. Prior to his employment with the Company, Mr. Jensen was a manager with the accounting firm of KPMG Peat Marwick.

PART II

Item 5.   MARKET FOR THE COMPANY'S COMMON STOCK
          --------------------------------------
          AND RELATED STOCKHOLDER MATTERS
          -------------------------------

ATLAS' COMMON STOCK IS LISTED ON THE NASDAQ BULLETIN BOARD UNDER THE SYMBOL
---------------------------------------------------------------------------
ATSP. The High and Low sales prices for the Common Stock for each quarterly period are as follows:


                     Year Ended      Year Ended    Year Ended
                    December 31,    December 31,  December 31,
                        1997            1996          1995
---------------------------------------------------------------
Quarter Ended      High     Low     High     Low   High   Low
---------------------------------------------------------------
March 31          $13/16  $ 9/16   $1 7/8  $1 3/8   N/A    N/A
June 30              3/4   11/32    1 1/2       1   N/A    N/A
September 30         1/2     1/8    1 1/8   11/16 $   2 $1 5/8
December 31          3/8    1/16    1 1/8     5/8 1 3/4  1 1/8


No dividends were declared in the years ended December 31, 1997 and 1996, or in the six months ended December 31, 1995. At March 26, 1998, there were approximately 16,041 holders of record of the Company's Common Stock.

Item 6.   SELECTED FINANCIAL DATA
          -----------------------

The following table is derived in part from the audited consolidated financial statements of the Company. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In all material respects, they conform with principles generally accepted in Canada (except as described in Note 20 to the Company's consolidated financial statements). This information should be read in conjunction with the audited consolidated financial statements and the notes thereto.

(Amounts in thousands, except per share data)

                                                    Six Months Ended
                             Year Ended Dec. 31,        Dec. 31,               Year Ended June 30,
                            --------------------                        -------------------------------
                             1997           1996           1995           1995        1994        1993

                            ---------------------------------------------------------------------------

INCOME STATEMENT DATA:
  Mining revenue             $  3,935     $    578   $       -        $ 2,328      $ 19,478    $ 19,280
  Loss from continuing
  operations                  (13,921)     (10,385)     (4,266)       (20,397)      (12,040)    (28,066)
Income (loss) from
discontinued operations        (2,868)           -           -            621         2,175        (875)
  Net loss                    (15,619)     (10,385)     (4,266)       (19,776)       (9,865)    (29,909)

PER SHARE OF COMMON STOCK:
  Loss from continuing
  operations                    (0.54)       (0.49)      (0.22)         (1.23)        (1.45)      (4.43)
  Income (loss) from
  discontinued operations       (0.11)           -           -           0.04          0.26       (0.14)
  Net loss                      (0.61)       (0.49)      (0.22)         (1.19)        (1.19)      (4.72)
  Cash dividends per share          -            -           -              -             -           -

BALANCE SHEET DATA:
  Cash and cash
   equivalents                    583        1,022         220          4,452         3,767       1,734
  Total assets                 42,316       56,021      68,080         59,222        38,227      37,349
  Long-term
   obligations                 29,820       36,808      37,899         34,841        33,247      32,607
  Working capital
   (deficit)                   (8,197)      (2,437)      7,212          5,664          (239)     (2,816)
  Total stockholders'
   equity (deficit)               531       12,372      22,143         24,833        (2,475)     (4,407)
   Book value per
    share                        0.02         0.51        1.16           1.34         (0.26)      (0.70)


Item 7.   CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and accompanying notes.

During 1995, the Board of Directors authorized a change in Atlas' fiscal year-end to December 31. This change was implemented during 1995, and resulted in financial information being reported for the six month period ended December 31, 1995.

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES
------------------------------------------------

Between the summer of 1994 (briefly before the suspension of milling operations at the Company's Gold Bar mine in September 1994) and early 1996, the Company completed several financings, the proceeds of which were used to complete acquisitions and to raise working capital. During the summer of 1994, the Company raised $50 million through private placement of 9,090,909 Units for a purchase price of $5.50 per Unit, each Unit consisting of one share of Atlas Common Stock and one-half of one warrant (exercisable for five years) to purchase one share of Atlas Common Stock at an exercise price of $7.00 per share. The financing closed in escrow in August 1994. Of $50 million raised, $35.5 million was released from escrow on August 15, 1994, allowing Atlas to complete the acquisition of 12,694,200 common shares (37.2% of the outstanding shares) of Vista Gold Corp. ("Vista"). The remaining $14.5 million was released on December 15, 1994, following shareholder approval of a proposal to increase the number of Atlas Common Shares authorized for issuance. Of this amount, $3.2 million was ultimately used in March 1995 to acquire 2.4 million shares (or 9% of the outstanding shares) of Dakota Mining Corporation ("Dakota"). In November 1995, the Company completed a private placement of $10 million 7% Exchangeable Debentures ("Debentures") due October 25, 2000. The Debentures were secured by the pledge of 8,474,576 of the Vista shares. See Item 8. "Financial Statements and Supplementary Data."

In March 1996, the Company sold its 2,419,000 common shares of Dakota for $4.5 million and in October 1996, it sold the 4,240,324 shares of Vista not pledged for net proceeds of $5.5 million.

In February 1997, Arisur signed a financing agreement with the Corporacion Andina de Fomento ("CAF") for US $3 million dollars. CAF is a multilateral financial institution that supports sustainable development and integration efforts within the Andean region of South America. The proceeds of the first tranche of the loan of $2.3 million, received in May 1997, paid for certain equipment and expansion programs of the Bolivian operations and reimbursed Atlas in excess of $500,000 of funds previously advanced for said purposes. The remaining $700,000 has not yet been funded pending final approvals from CAF.

During 1997, the Company also completed transactions on three of its non-operating properties. In June, the Company sold 90% of its Gold Bar property to Barrick for $1 million in cash and the purchase of one million shares of the Company's stock at $1 per share. In September the Company executed an agreement for the sale of its Doby George property for a total purchase price of $1.6 million, to be paid in installments through September 1998. The Company also completed an option agreement for the sale of its Grassy Mountain property for

$4 million to be paid in installments over 4 years. See Item 1. "BUSINESS" for a more complete discussion of these transactions.

In June 1997 the Company repurchased the Debentures from the Debenture holders. The agreement with the Debenture holders provided for the then remaining outstanding principal amount of $9,810,000 together with accrued interest to be repurchased for a combination of 1,500,928 new issue Atlas common shares and the remaining Vista shares.

The above transactions, in addition to financing the acquisitions noted above, have allowed the Company to acquire its interest in Arisur (see Item 1. "ARISUR INC.") and to develop its Tucker Hill perlite project (see Item 1. "TUCKER
HILL OPERATIONS"). These expenditures, combined with minimal operating revenues during most of this time period, have resulted in large swings in the Company's working capital position.

Working capital decreased by $5.8 million during 1997. This was a result of construction and development expenditures at Tucker Hill and Andacaba of $3.7 million, ongoing exploration, standby and administrative costs totaling $3.1
million and uranium reclamation costs of $1.2 million.   Cash inflows included
$2 million from Barrick (see above), $1.6 million in Title X receipts (see Item
7. "Environmental Matters") and long-term debt proceeds of $1.9 million. In addition to the above, the Company's $3.5 million convertible debenture, due September 30, 1998, has been classified as a current liability at December 31,
1997.   See Note 1. to the Consolidated Financial Statements.

Working capital decreased by $9.6 million during 1996. This was a result of acquisition costs of Arisur of approximately $3.7 million, construction and development costs at Tucker Hill and Andacaba of $4.1 million and ongoing exploration, standby and administrative costs totaling $6.6 million, offset by the sale of Vista shares noted above.

During 1998, the Company will focus its efforts on the continuing development of its Bolivian operations, both through the continuing expansion of its current mine and mill operations as well as through the identification and acquisition of other promising properties in the area.

Pending the commencement of significant cash flows from the Company's Bolivian properties, the Company is pursuing several alternatives for near term financing. In addition to the property transactions described above, the Company announced its intention to sell its controlling interest in Cornerstone in 1998. The Company also continues to pursue other sources of funding, including potential mergers with companies holding sufficient cash reserves.

The Company is also evaluating the leveraging of its unencumbered property in Moab and its restricted cash and Title X receivable (See Item 7. "ENVIRONMENTAL MATTERS") in order to secure short or long term funding as appropriate. Management believes that the above actions, along with the continued cooperation of the Company's creditors and stringent management of cash resources, will enable the Company to meet its short term cash requirements.

The Company believes that its mining operations will generate positive cash flows beginning in 1998 or 1999, and will allow the Company to be less dependent on the debt and equity markets for its working capital needs in the future.

In order to meet its estimated long term reclamation obligations the Company will utilize its restricted cash and securities, which supports the bonding of such obligations, reimbursements due under the Title X program and, as necessary, cash flow from operations. See Item 7. "ENVIRONMENTAL MATTERS."

For the year ended December 31, 1997, the Company's capital expenditures were $1.8 million, compared with $1.3 million during 1996. Expenditures for 1997 consisted of $1.6 million at Andacaba for the mine and mill expansion and $0.2 million at Grassy Mountain. In 1996, development and construction costs incurred at Andacaba were $1.1 million, and acquisition costs of Grassy Mountain were $0.2 million.

RESULTS OF OPERATIONS
---------------------

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996
-------------------------------------------------------------------------

REVENUES

Mining revenues in 1997 were $3,935,000 compared to $578,000 in 1996. Revenues in 1997 represent the first full year of operations at the Company's Bolivian mining properties compared to only one quarter in 1996, subsequent to the purchase of Arisur by the Company on October 8, 1996. Revenues in 1997 also were higher as a result of the expansion of its mining and milling operations in 1997, resulting in greater production than in prior years.

OPERATING/PRODUCTION COSTS

Total operating costs in 1997 were $4,336,000, including depreciation of $665,000, compared to $765,000 during 1996. The large increase in operating costs can also be attributed to the first full year of production and the greater capacity as described above.

EXPLORATION

Exploration costs were $731,000 for the year ended December 31, 1997 as compared to $1,264,000 for the year ended December 31, 1996. The primary expenditure in 1997 was a $450,000 charge pursuant to a joint venture termination agreement with Vista. Costs incurred in 1996 primarily reflect approximately $900,000 of work performed on the Commonwealth property during the year.

GENERAL AND ADMINISTRATIVE

General and administrative expenses in 1997 were $1,925,000, a decrease of $2,181,000 from 1996 costs of $4,106,000. The 1996 costs includes severance payments of $830,000 related to the resignations of David J. Birkenshaw as Chairman and CEO of the Company and Gerald E. Davis as President of the Company, approximately $300,000 reflecting costs associated with unsuccessful merger discussions with MSV Resources Inc., Company bonuses paid during the first quarter of 1996 and costs associated with the relocation of the corporate office. The Company underwent an intensive cost reduction program in 1997, resulting in decreased salary, consulting and other general and administrative costs during the year.

OTHER

In June 1997, the Company repurchased the Debentures as described above. The transaction resulted in a loss of $5,419,000, which has been recorded in the income statement as a loss from repuchase of Debentures of $6,589,000 and an extraordinary gain of $1,170,000.

Effective December 15, 1997 the Company terminated life insurance coverage for all current and future retirees, and also discontinued the retiree medical benefit for all current employees, with the exception of three employees who have been grandfathered. This change resulted in a curtailment gain of $655,000 in the year ended December 31, 1997.

Also during 1997, the Company recorded a loss from assets held for sale of $2,938,000 as a result of its decision to sell its controlling interest in Cornerstone.

SIX MONTHS ENDED DECEMBER 31, 1995 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
----------------------------------------------------------------------------
1994
----

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

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the six months ended December 31, 1995 were $1,745,000 compared to $1,372,000 for the six months ended December 31, 1994. This increase was primarily a result of an intensified property acquisition program and relocation expenses.

YEAR ENDED JUNE 30, 1995 COMPARED TO YEAR ENDED JUNE 30, 1994
-------------------------------------------------------------

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

OPERATING/PRODUCTION COSTS

Production costs for fiscal 1995 and 1994 were $2,683,000 and $16,526,000, respectively. Production costs per ounce in fiscal 1995 and 1994 were $446 and $319, respectively. The decreases in production costs are a result of the suspension of operations at the Gold Bar property after three months of production in fiscal 1995. The higher production costs per ounce reflect the lower grades of ore run subsequent to the suspension of operations.

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

Depreciation, depletion and amortization charges of $395,000 in fiscal 1995 represent the flow through of non-cash costs contained in stockpiled ore inventory at the end of fiscal 1994 and the write-off of capital expenditures incurred during the three months of operations in fiscal 1995.

EXPLORATION COSTS

Exploration costs of $1,911,000 were incurred in fiscal 1995, a decrease of approximately $400,000 from fiscal 1994. The decrease is attributable to the reduction of land holding costs, as joint venture partners (see below) were responsible for and leasehold payments, and to a reduction of personnel. Exploration costs in fiscal 1994 increased $430,000 from fiscal 1993 as a result of an underground drilling program commenced in the fourth quarter of fiscal 1994 and ended during the first quarter of fiscal 1995.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased by $326,000 from $3,068,000 in fiscal 1994 to $2,742,000 in fiscal 1995, or 11%. The primary reason for the decrease was a $400,000 reduction in salaries and severance costs.

OTHER

During the first quarter of the fiscal year ended June 30, 1995 the Company acquired a 37.2% interest in Vista, and recorded an equity loss of $1,361,000 during the remainder of the year. Following the merger of Vista with its 50.5% subsidiary, Hycroft Resources and Development Corporation, Atlas re-evaluated its investment in Vista relative to the fair values implied in the amalgamation and to the known reserves at the Crofoot/Lewis mine. As a result, the Company recorded an $11,419,000 impairment of its investment in Vista as of June 30, 1995.

During October 1994, Atlas recorded a $1,144,000 loss related to the forfeiture of a non-refundable deposit on the purchase of securities in Dakota. Atlas' decision to forfeit the deposit was based on its review of the relative market and purchase prices. In March 1995, Atlas entered into an agreement to purchase approximately 2.4 million common shares of Dakota for $3,000,000, whereby each company released the other from any liability arising out of a previous agreement.

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

The Company is obligated to decommission and reclaim its uranium mill site located near Moab, Utah. The Company discontinued its uranium operations in 1987, and estimated shut-down and reclamation expenses were accrued.
Reclamation and decommissioning costs (net of reimbursements, see below) of $1,215,000, $1,808,000, $1,189,000, and $1,497,000 have been charged against this accrual for the years ended December 31, 1997 and 1996, six months ended December 31, 1995, and the fiscal year ended June 30, 1995. The approval process for the Company's plan of reclamation was again delayed during 1997.
The continued delays in this process increase the ultimate cost of the reclamation plan due to additional technical information requirements, continuing overhead costs, legal and consulting fees, as well as inflation and other ongoing carrying costs of the property. Due to these added costs, along with possible changes in the scope of the Company's reclamation plan, the Company has reevaluated its uranium reclamation accrual and concluded that an additional charge of $3,000,000 was required in the year ended December 31, 1997. The balance of this accrual at December 31, 1997, after the additional charge, was $21,935,000. The reclamation plan as proposed by the Company extends over the next three to six years. Title X of "The Comprehensive National Energy Policy Act" ("Title X"), which was enacted in October 1992, provides for reimbursement by the federal government of past and future reclamation expenses in proportion to the extent that the Site's tailings were generated by Atomic Energy Commission ("AEC") contracts. With respect to the Company's discontinued uranium operations, 56% of the tailings were generated by AEC contracts. Requests for reimbursement under Title X must be submitted annually to the Department of Energy ("DOE") and are subject to review and audit. At December 31, 1997, the Company had recorded a Title X receivable of $15,865,000 which includes claims already made (see below) as well as an estimate of future claims based upon the recorded reclamation liability. The timing on the repayment of costs approved for reimbursement is a function of Congressional appropriation.

In July 1994, the Company submitted the first of four claims under Title X of the 1992 Energy Act for reimbursement of compliance and reclamation costs. The four claims cover costs incurred from fiscal 1980 through March 1997. The total amount reimbursable under the four claims is $6,812,000. As of March 15, 1998, the Company had received $4,276,000 in reimbursements under Title X leaving a remaining balance due of $2,536,000 at December 31, 1997.

On January 30, 1996, the Nuclear Regulatory Commission ("NRC") released a draft Environmental Impact Statement ("EIS") and a draft Technical Evaluation Report ("TER") regarding the Company's reclamation proposal. Atlas' proposed reclamation plan consists of contouring the tailings pile to allow for the natural drainage of precipitation and the addition of an earth and rock cover to prevent erosion and minimize radon emanation. The current EIS process is being used by the NRC to evaluate the environmental impact of the Company's proposed plan and an alternative proposal. In the draft EIS, the NRC staff preliminarily concluded that Atlas' proposal to reclaim the pile in place was acceptable and less costly than the proposed alternative. The final TER, dated March 7, 1997, concluded that the Atlas reclamation plan was in compliance with the technical requirements for capping the tailings facility on-site.

The Company is confident that the ultimate result of the EIS review process, in conjunction with the supportive conclusion of the TER will be the approval of its reclamation plan, and that its accrual is sufficient to cover future reclamation costs.

Estimated reclamation costs relating to the Gold Bar Resource Area are recorded based on the units of production method. There were no reclamation costs expensed in the twelve month periods ended December 31, 1997 and 1996, the six month period ended December 31, 1995 and the fiscal year ended June 30, 1995 since analysis indicated that the $3,118,000 accrued for reclamation costs at the Gold Bar Resource Area is adequate.

The Company anticipates, funding over the next three to six years, the estimated closing and reclamation costs of its uranium and gold mining operations from the $6,208,000 in restricted cash which serves as collateral for letters of credit and reclamation bonds relating to these costs and from reimbursements under Title X. The above sources of funds will not satisfy the entire obligation, nor can the availability of these funds be assured when required. The Company expects to fund any such deficiencies through the sale of assets, financings secured by the above noted assets and/or from cash flows from operations as needed.

During fiscal 1988, the United States Environmental Protection Agency ("EPA") notified the Company that it was one of several potentially responsible parties ("PRPs") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") for cleanup costs at the Company's former asbestos mine and mill site near Coalinga, California and in the City of Coalinga. In fiscal 1993 and 1991, the Company established a reserve of, and recorded as an expense $600,000 and $3,000,000, respectively, to cover the Company's share of costs to be incurred in connection with this matter. The accruals reflect participation by the Bureau of Land Management ("BLM"), which was also named as a PRP. The Company instituted legal action against 13 insurance carriers which had issued insurance policies over a period of more than 25 years with respect to these sites. During fiscal 1994, the Company reached settlement with a number of these carriers and recorded a gain from discontinued operations of $2,175,000.

In October 1994, the EPA approved a remedial action plan for the sites. Due to unusually heavy rains experienced at the site during the spring and early summer of 1995, the Company experienced delays and cost overruns. As a result, the Company recorded an additional loss from discontinued operations of $225,000 in the fourth quarter of fiscal 1995. The EPA issued its "Approval of Construction Completion" on November 14, 1996.

In 1997, the Company recorded an additional accrual of $217,000 primarily due to past administrative and oversight costs of the EPA for the years 1994 through 1997, and also for costs charged by the State of California for its administrative costs incurred at Coalinga.

IMPACT OF YEAR 2000
-------------------
The Company's computer programs consist of canned software which will be upgraded by the manufacturer at minimal cost to the Company in order to achieve year 2000 compliance. The Company believes that following these modifications or upgrades, which are anticipated to be completed by the end of 1998, the issue will not result in any significant impact on the operations of the Company or its computer systems.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

INDEX TO FINANCIAL STATEMENTS                Page


Consolidated Statements of Operations          31
 for the Years Ended December 31, 1997
 and 1996, the Six Months Ended
 December 31, 1995 and for the Year
 Ended June 30, 1995

Consolidated Balance Sheets as of              32
 December 31, 1997 and 1996

Consolidated Statements of Stockholders'       33
 Equity (Deficit) for the Years Ended
 December 31, 1997 and 1996, the Six
 Months Ended December 31, 1995 and for
 the Year Ended June 30, 1995

Consolidated Statements of Cash Flow           34
 for the Year Ended December 31, 1997
 and 1996, the Six Months Ended
 December 31, 1995, and for the Year
 Ended June 30, 1995

Notes to Consolidated Financial              35 - 61
 Statements

Report of Independent Auditors                 62

                               ATLAS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except earnings per share)



                                                Year Ended         Six Months
                                                December 31,         Ended      Year Ended
                                          ----------------------   December 31,  June 30,
                                               1997         1996     1995         1995
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
Mining revenue                             $  3,935     $    578   $        -   $  2,328
------------------------------------------------------------------------------------------
Costs and expenses:
        Production costs                      3,671          441            -      2,683
        Depreciation, depletion and
         amortization                           665          324            -        348
        Impairment of mineral property
         (Note 6)                             1,256            -            -          -
        Shutdown and standby costs
         (Note 5)                               446        1,232          671      1,485
        General and administrative
         expenses                             1,925        4,106        1,745      2,742
        Exploration and prospecting
         costs                                  731        1,264          307      1,911
------------------------------------------------------------------------------------------
              Gross operating loss           (4,759)      (6,789)      (2,723)    (6,841)
------------------------------------------------------------------------------------------
Other (income) and expense:
        Equity in loss of Vista Gold
         Corp. (Note 9)                           -        2,721        1,703      1,361
        Loss on asset held for sale
         (Note 9)                             2,938          272           25          -
        Loss on repurchase of
         debentures (Note 10)                 6,589            -            -          -
        Gain on curtailment of
         retirement plan (Note 16)             (655)           -            -          -
        Impairment of investment in
         Vista Gold Corp. (Note 9)                -            -            -     11,419
        Forfeiture of deposit on stock
         purchase agreement (Note 4)              -            -            -      1,144
        Interest (income) expense, net          559          728           73       (327)
        Other (income) expense, net
         (Notes 4 and 9)                       (269)        (125)        (258)       (41)
------------------------------------------------------------------------------------------
              Loss from continuing
               operations before income
               taxes and extraordinary
               gain                         (13,921)     (10,385)      (4,266)   (20,397)
Provision for income taxes (Note 18)              -            -            -          -
------------------------------------------------------------------------------------------
             Loss from continuing
              operations                    (13,921)     (10,385)      (4,266)   (20,397)
Income (loss) from discontinued
 operations (Note 13)                        (2,868)           -            -        621
------------------------------------------------------------------------------------------
             Loss before extraordinary
              gain                          (16,789)     (10,385)      (4,266)   (19,776)
Extraordinary gain (Note 10)                  1,170            -            -          -
------------------------------------------------------------------------------------------
             Net loss                      $(15,619)    $(10,385)     $(4,266)  $(19,776)
==========================================================================================
Basic and diluted earnings per share of
 common stock (Note 17)
        Loss from continuing
         operations                        $  (0.54)      $(0.49)      $(0.22)    $(1.23)
        Income (loss) from discontinued
         operations                           (0.11)           -            -       0.04
        Extraordinary gain                     0.04            -            -          -
------------------------------------------------------------------------------------------
             Net loss                      $  (0.61)      $(0.49)      $(0.22)    $(1.19)
==========================================================================================
Weighted average of common shares
 outstanding                                 25,811       21,015       19,148     16,549
==========================================================================================

See accompanying notes

                               ATLAS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)




                                                         December 31,
                                                   ------------------------
                                                   1997                1996
---------------------------------------------------------------------------
ASSETS

 Current assets:
  Cash and cash equivalents                      $  583            $  1,022
  Accounts receivable - Trade                       542                 270
  Title X receivable (Note 14)                    1,100               1,600
  Accounts receivable - other                       541                 469
  Inventories (Note 3)                              965                 848
  Prepaid expenses and other
   current assets                                    37                 195
---------------------------------------------------------------------------
       Total current assets                       3,768               4,404
  Property, plant and equipment (Note 6)         60,427              59,909
  Less:  Accumulated depreciation,
   depletion and amortization
   and impairment                               (46,027)            (44,778)
---------------------------------------------------------------------------
                                                 14,400              15,131
Investment in Vista Gold Corp. (Notes
 4, 9 and 10)                                          -             11,542
Restricted cash  and securities (Note
11)                                               6,208               6,254
Asset held for sale  (Note 9)                     3,000               3,984
Title X receivable (Note 14)                     14,765              13,593
Other assets (Note 11)                              175               1,113
---------------------------------------------------------------------------
                                              $  42,316            $ 56,021
===========================================================================
LIABILITIES

  Current liabilities:
   Trade accounts payable                      $  2,209            $  1,443
   Other accrued
   liabilities (Note 11)                          2,189               2,069
   Short-term debt (Note 10)                      6,017               2,129
   Deferred gain on joint
   venture agreement                                750                   -
   Current portion of
   estimated uranium
   reclamation costs (Note 14)                      800               1,200
---------------------------------------------------------------------------
       Total current liabilities                 11,965               6,841
  Long-term debt (Note 10)                        1,917              13,310
  Other liabilities, long-term (Note 11)         27,903              23,498

  Commitments and contingencies (Note 14)

STOCKHOLDERS' EQUITY (Notes 7, 8, 10 and 21)
  Common stock, par value $1 per share;
   authorized 50,000,000; issued and
   outstanding,  27,281,503 and
   24,180,264, at December 31, 1997 and 1996,
   respectively                                  27,282              24,180
   Capital in excess of par value                66,735              68,514
   Deficit                                      (93,486)            (77,867)
   Unrealized loss on investment in
    equity securities (Note 4)                        -              (2,322)
   Currency translation adjustment                    -                (133)
---------------------------------------------------------------------------
    Total stockholders' equity                      531              12,372
---------------------------------------------------------------------------
                                              $  42,316            $ 56,021
============================================================================
See accompanying notes

                               ATLAS CORPORATION
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (In thousands)


                                                            Capital in
                                          Common   Common    Excess of
                                          Shares   Stock     Par Value    Deficit     Other      Total
--------------------------------------------------------------------------------------------------------
Balance at June 30, 1994                   9,410   $ 9,410     $31,555    $(43,440)  $     -   $ (2,475)
Issuance of Common Stock (Note 21)         9,091     9,091      36,965           -         -     46,056
Exercise of Warrants                          15        15          39           -         -         54
Interest on Debenture                         40        40          50           -         -         90
Shares issued to 401(k) plan                  22        22          69           -         -         91
Unrealized gain on investment (Note 4)         -         -           -           -       896        896
Currency translation adjustment                -         -           -           -      (103)      (103)
Current year loss                              -         -           -     (19,776)        -    (19,776)
--------------------------------------------------------------------------------------------------------
Balance at June 30, 1995                  18,578    18,578      68,678     (63,216)      793     24,833
Issuance of Common Stock for purchase of
          property (Note 6)                1,400     1,400         525           -         -      1,925
Shares issued to 401(k) plan                  18        18          16           -         -         34
Interest on Debenture                         39        39          29           -         -         68
Unrealized loss on investment (Note 4)         -         -           -           -      (454)      (454)
Currency translation adjustment                -         -           -           -         3          3
Current year loss                              -         -           -      (4,266)        -     (4,266)
--------------------------------------------------------------------------------------------------------
Balance at December 31, 1995              20,035    20,035      69,248     (67,482)      342     22,143
Issuance of Common Stock for purchase of
          Arisur Inc. (Note 9)             4,000     4,000        (750)          -         -      3,250
Shares issued to 401(k) plan                  66        66           3           -         -         69
Interest on Debenture (Note 10)               79        79          13           -         -         92
Unrealized loss on investment (Note 4)         -         -           -           -    (2,764)    (2,764)
Currency translation adjustment                -         -           -           -       (33)       (33)
Current year loss                              -         -           -     (10,385)        -    (10,385)
--------------------------------------------------------------------------------------------------------
Balance at December 31, 1996              24,180    24,180      68,514     (77,867)   (2,455)    12,372
Shares issued to 401(k) plan                  74        74         (39)          -         -         35
Interest on Debenture                         40        40         (10)          -         -         30
Shares issued to Barrick (Note 6)          1,000     1,000        (500)          -         -        500
Shares issued to retire Exchangeable
 Debentures (Note 10)                      1,501     1,501        (938)          -         -        563
Shares issued for payment of fees            294       294        (184)          -         -        110
Sale of Vista shares (Note 10)                 -         -           -           -     2,455      2,455
Shares issued in settlement of pension
 obligation                                  193       193        (108)          -         -         85

Current year loss                              -         -           -     (15,619)        -    (15,619)
-------------------------------------------------------------------------------------------------------
Balance at December 31, 1997              27,282   $27,282     $66,735    $(93,486)  $     -   $    531
=======================================================================================================

See accompanying notes

                               ATLAS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands)

                                                 Year Ended           Six Months
                                                 December 31,           Ended        Year End
                                           ----------------------      Dec. 31,      June 30,
                                             1997          1996          1995          1995
---------------------------------------------------------------------------------------------
Operating activities:
   Net loss                                $(15,619)     $(10,385)     $ (4,266)     $(19,776)
   (Income) loss from discontinued
    operations                                2,868             -             -          (621)
   From continuing operations:
       Adjustments to reconcile loss to
        net cash used in operations
        (Note 12)                             9,386         3,630         1,844        14,198
       Changes in operating assets and
        liabilities (Note 12)                 1,808        (2,010)        1,113          (116)
---------------------------------------------------------------------------------------------
                                             (1,557)       (8,765)       (1,309)       (6,315)
---------------------------------------------------------------------------------------------
Discontinued operations:
   Operating income (loss) (net of tax)     (2,868)             -             -           621
   Adjustments to reconcile income (loss)
    to net cash provided by (used in)
     operations:
       Decrease (increase) in accounts
        receivable                               -              -             -           875
       Increase in accrued liabilities         217              -             -           123
       Increase (decrease) in other
        liabilities, long-term                (349)             -             -           102
       Net increase (decrease) in
        estimated reclamation costs          3,365         (1,808)       (1,190)       (1,497)
---------------------------------------------------------------------------------------------
                                               365         (1,808)       (1,190)          224
---------------------------------------------------------------------------------------------
   Net cash used in operations              (1,192)       (10,573)       (2,499)       (6,091)
---------------------------------------------------------------------------------------------
Investing activities:
   Net cash expended in purchase of
    subsidiary                                   -         (3,676)            -             -
   Purchase of stock in Vista Gold Corp.         -              -             -       (36,492)
   Investment in equity securities               -              -          (180)       (3,007)
   Cash released from (placed in) escrow         -         10,000       (10,000)            -
   Additions to property, plant and
    equipment                               (1,847)        (1,286)       (1,015)         (265)
   Investment in asset held for sale        (2,057)        (1,948)       (1,636)         (307)
   Proceeds from joint venture agreement     1,500              -             -             -
   Proceeds from sale of Vista Gold
    Corp.                                       76          5,527             -             -
   Proceeds from sale of Dakota Mining
    Corporation                                  -          4,520             -             -
   Proceeds from sale of equipment and
    reduction in other assets                  563              -             -           491
---------------------------------------------------------------------------------------------
       Net cash provided by (used in)
        investing activities                (1,765)        13,137       (12,831)      (39,580)
---------------------------------------------------------------------------------------------
Financing activities:
   Proceeds from borrowings on short
    term debt and line of credit               505            238             -         3,550
   Repayment of short-term debt               (500)        (2,000)            -        (3,550)
   Proceeds from the issuance of Common
    Stock                                      500              -             -        50,054
   Proceeds from the issuance of
    long-term debt                           2,300              -        10,000             -
   Proceeds from the issuance of
    short-term notes                             -              -         2,000             -
   Costs to repurchase Exchangeable
    Debenture                                 (287)             -             -             -
   Cost of issuance of long-term debt
    and Common Stock                             -              -          (902)       (3,698)
---------------------------------------------------------------------------------------------
       Net cash provided by (used in)
        financing activities                 2,518         (1,762)       11,098        46,356
---------------------------------------------------------------------------------------------
       Increase (decrease) in cash and
        cash equivalents                      (439)           802        (4,232)          685
---------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning
 of period                                   1,022            220         4,452         3,767
---------------------------------------------------------------------------------------------
       Cash and cash equivalents at end
        of period                          $   583       $  1,022      $    220      $  4,452
=============================================================================================
   Supplemental disclosures of noncash
    activities:

See accompanying notes

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1.   ACCOUNTING POLICIES

BASIS OF PRESENTATION -- The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses of $13,921,000, $10,385,000, $4,266,000 and $20,397,000 for the years ended December 31, 1997 and 1996, the six months ended December 31, 1995 and the fiscal year ended June 30, 1995, respectively and has a working capital deficit of $8,197,000 at December 31, 1997. These considerations raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Management's plans to alleviate the substantial doubt include the following:

As further described in Note 6, the Company has entered into option agreements with respect to its Grassy Mountain, Doby George and Gold Bar properties which, if completed, will represent a significant source of funds for the Company. In addition, the Company has announced its intentions to sell its controlling interest in Cornerstone Industrial Minerals Corporation. The funds from these transactions will provide the Company near term working capital as well as capital for the ongoing expansion of the Company's Bolivian operations.

The Company has undergone an expansion of its Bolivian operations and, as a result, production has steadily increased throughout 1997 and this trend is expected to continue through 1998. As a result of this increased capacity, the Company is seeking additional sources of financing, either as an extension, or a replacement for its current debt related to these properties. The Company also continues aggressively to pursue other sources of funding, including potential mergers with companies holding sufficient cash reserves.

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

PRINCIPLES OF CONSOLIDATION -- The accompanying consolidated financial statements include the accounts of Atlas Corporation and all majority-owned subsidiaries ("the Company"). All significant intercompany balances and transactions have been eliminated.

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

DEVELOPMENT PROPERTIES - At properties identified as having the potential to add to the Company's proven and probable reserves, the direct costs of acquisition, exploration and development are capitalized as they are incurred. Determination as to reserve potential is based on results of feasibility studies which indicate whether a property is economically feasible. After drilling has confirmed the shape and continuity of mineralization, initial feasibility studies are optimized. If production commences, these costs are transferred to deferred exploration and development costs and amortized against earnings using the units of production method. If a project is determined not to be commercially feasible, unrecovered costs are expensed in the year in which the determination is made.

EXPLORATION COSTS - The costs of exploration programs not anticipated to result in additions to the Company's reserves and other mineralization in the current year are expensed as incurred.

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

EARNINGS PER SHARE - In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." The new statement replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. Adoption of the new standard, which involves restatement of earnings (loss) per share amounts for prior periods, had no material effect on the Company's earnings (loss) per share amounts for all periods presented.

LONG-LIVED ASSETS -- In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present. The Company adopted Statement No. 121 in the first quarter of 1996. The effect of adoption was not material.

ENVIRONMENTAL REMEDIATION LIABILITIES - In October 1996, the American Institute of Certified Public Accountants issued SOP 96-1 "Environmental Remediation Liabilities", which requires the accrual of environmental remediation liabilities when the criteria for Financial Accounting Statement Board Statement No. 5 "Accounting for Contingencies" are met. The Company adopted SOP 96-1 in the first quarter of 1997. The effect of adoption was not material (Note 14).

COMPREHENSIVE INCOME - In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income", which requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Statement No. 130 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements in the first quarter of 1998. Management does not anticipate that the effects of adoption of this statement to be material.

SEGMENT REPORTING - In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. In addition, it establishes standards for related disclosures about products and services, geographic areas and major customers. Statement No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements retroactively in 1998. Management has not completed its review of Statement No. 131, but does not anticipate that the adoption of this statement will have a significant effect on the Company's reported segments.

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

2.   RESULTS FOR THE  YEAR ENDED DECEMBER 31, 1995 AND THE SIX   MONTHS ENDED
     DECEMBER 31, 1994

The following financial information for the six months ended December 31, 1994 is unaudited and is being presented for comparative purposes:



                                                 Six Months Ended Dec. 31,
                                          ----------------------------------
                                                                     1994
(In thousands)                                1995               (Unaudited)
----------------------------------------------------------------------------
Mining revenue                            $      -                 $ 2,328
Gross operating loss                        (2,723)                 (4,455)
Loss from continuing operations before
   income taxes                             (4,266)                 (5,804)
Provision for income taxes                       -                       -
Loss from continuing operations             (4,266)                 (5,804)
Loss from discontinued operations                -                     846

Net loss                                  $ (4,266)                $(4,958)
                                          =========                ========
Net loss per common share                 $  (0.22)                $ (0.34)
                                          =========                ========

3.      INVENTORIES

                                  December 31,
                              -------------------
(In thousands)                 1997         1996
-------------------------------------------------
Zinc and lead concentrates    $  91         $  39
Stockpiled ore                  249           278
Materials and supplies          625           531
                              -------------------
                              $ 965         $ 848
                              ===================


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

On March 9, 1996 the Company sold its 2,419,355 common shares of Dakota for U.S. $1.87 per share, or U.S. $4,519,000. The Company recognized a gain in 1996 on this sale of $1,332,000.

As further described in Note 9, the Company's investment in Vista Gold Corp. fell below 20% in the fourth quarter of 1996. Accordingly, the investment was treated as a marketable equity security at December 31, 1996.

The following is a summary of investments in equity securities:



                                              December 31,
                                          ----------------------    June 30,
             (In thousands)               1997     1996      1995     1995
-----------------------------------------------------------------------------
     Common shares:
       Cost                              $   -    $     -    $3,187    $3,187
       Gross unrealized gains                -          -       442       896
                                         ------------------------------------
       Estimated fair value              $   -    $     -    $3,629    $4,083
                                         ====================================

       Vista Gold Corp. common shares:
       Cost                              $   -    $13,864    $    -    $    -
       Gross unrealized gains                -     (2,322)        -         -
                                         ------------------------------------
       Estimated fair value              $   -    $11,542    $    -    $    -
                                         ====================================

5.   FINANCIAL INSTRUMENTS


Financial instruments consist of the following:

                                                             December 31,
                                           -----------------------------------------------------
                                                   1997                            1996
                                           ----------------------          ---------------------
                                           Carrying      Fair              Carrying       Fair
(In thousands)                              Value        Value              Value         Value
-----------------------------------------------------------------          ---------------------
Assets
        Short-term assets                     $ 2,766     $ 2,766            $ 3,361     $ 3,361
        Long-term equity securities                 -           -             11,542      11,542

Liabilities
        Short-term liabilities                 11,965      11,965              6,841       6,841
        Long-term debt                          1,917       1,858             13,310      11,455

Short-Term Assets and Liabilities: The fair value of cash and cash equivalents, marketable equity securities, accounts receivable, accounts payable, other accrued liabilities and short-term debt approximates their carrying value due to the short-term nature of these instruments.

Long-Term Equity Securities: Equity securities which are classified as long-term at December 31, 1996 are recorded as Investment in Vista Gold Corp. in the consolidated balance sheets. These equity securities, which are classified as available-for-sale, have a basis of $0 and $13,864,000 at December 31, 1997 and 1996, respectively, and are stated at fair value based upon quoted market prices. The unrealized gain is included as a separate component of shareholders' equity.

Long-Term Debt: The fair value of long-term debt is based primarily on the Company's current established refinancing rates of 12%.

6. PROPERTY, PLANT AND EQUIPMENT.

                                                        Accumulated
                                                       Depreciation,
                                                         Depletion
                                    Acquisition        Amortization &           Net Book
December 31, 1997 (In thousands)       Costs             Impairment               Value
-----------------------------------------------------------------------------------------
Property and leaseholds                $ 6,417           $  1,983                $  4,434
Land improvements                        5,741              5,740                       1
Deferred exploration and
 development costs                       6,586              3,814                   2,772
Buildings and equipment                 41,683             34,490                   7,193
                                     ----------------------------------------------------
  Total                                $60,427           $ 46,027                $ 14,400
                                     ====================================================

                                                        Accumulated
                                                       Depreciation,
                                                         Depletion
                                    Acquisition        Amortization  &          Net Book
December 31, 1996 (In thousands)       Costs             Impairment               Value
-----------------------------------------------------------------------------------------

Property and leaseholds                $ 6,516           $  1,889                $  4,627
Land improvements                        5,734              5,734                       -
Deferred exploration and
 development costs                       6,889              3,017                   3,872
Buildings and equipment                 40,770             34,138                   6,632
                                     ----------------------------------------------------
  Total                                $59,909           $ 44,778                $ 15,131
                                     ====================================================

In September 1996 the Company reacquired the Grassy Mountain property from Newmont Grassy Mountain Corporation for $206,000, a $500,000 note due September 1997 (Note 10) and assumption of a reclamation liability estimated at $201,000. In December 1997 the Company signed an option agreement with Tombstone Explorations Company Ltd. ("Tombstone") granting Tombstone an exclusive option to purchase the Grassy Mountain property for $4 million. The option payments are to be made over four years approximating $1 million per year. The Company had received $400,000 from this agreement at December 31, 1997. In the event that Tombstone does not exercise its option to purchase the property, all payments previously made to Atlas will be forfeited.

On October 25, 1995 the Company purchased the Doby George property from Independence Mining Company Inc. for the sum of $400,000 in cash plus 1.4 million shares of the Company's Common Stock. In September 1997 the Company executed a purchase agreement for the sale of the Doby George property to Western Exploration and Development Ltd. ("Western") which calls for installment payments of $1,600,000 to paid as follows: $200,000 on October 13, 1997; $400,000 on December 15, 1997; $300,000 on March 15, 1998; $300,000 on June 15,
1998; and $400,000 on September 15, 1998. In the event that Western elects not to complete the purchase of the property, it is entitled to receive Atlas Common Shares, valued at $1 per share, equal to the option payments paid to Atlas. As of March 31, 1998, Western had made all scheduled payments required under the agreement. As a result of the agreement with Western, the Company recorded an impairment of mineral property of $1,256,000 in the accompanying consolidated statements of operations for the year ended December 31, 1997.

During September 1994 the Company placed the Gold Bar mine on standby and recorded an expense of $1,275,000 for estimated shutdown and standby costs through the end of the fiscal year. During the fourth quarter of the fiscal year ended June 30, 1995 the Company recorded $210,000 of additional shutdown and standby costs. During the years ended December 31, 1997 and 1996 and the six months ended December 31, 1995 the Company recorded $446,000, $1,232,000 and $671,000, respectively, of additional shutdown and standby costs. On June 6, 1997, Barrick Gold Exploration Inc. ("Barrick"), completed the purchase from the Company of more than 90% of the Gold Bar claim block with an option to acquire the balance within two years. The Company received $1,000,000 in cash from Barrick and Barrick purchased one million Atlas Common Shares at $1 per share. Under the terms of the purchase, Barrick has agreed to spend $3,000,000 on the property prior to June of 1999. At Barrick's election, on or before June 3, 1999, the balance of the Gold Bar property will be conveyed to Barrick and Atlas may elect either to receive an additional $15,000,000 in cash and retain a 2% net smelter royalty, or to participate with Barrick in the further exploration and development of Gold Bar as a 25% carried joint venture participant. If Atlas elects to participate as a joint venture partner, Barrick will spend a minimum of $15,000,000 on the project. If Barrick chooses not to acquire the balance of the properties within the two year period, all of Barrick's interest in the Gold Bar properties will be reconveyed to Atlas.

7.  STOCKHOLDERS' EQUITY

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $1 per share. The preferred stock is issuable in series, with designations, rights and preferences to be fixed by the Board of Directors. The Board of Directors has established a series of 200,000 shares of Series Preferred Stock designated Series A Junior Participating Preferred Stock ("Series A Preferred Stock"), no shares of which have been issued.

At December 31, 1997 there were 875,000 shares of Common Stock reserved for the conversion of an outstanding convertible Debenture and 2,032,111 shares of Common Stock reserved for Option Warrants which are exercisable at a price of $15.625 per share and have no expiration date ("Perpetual Warrants"). Since June 30, 1994, no Perpetual Warrants have been issued or exercised. Also at December 31, 1997 there were 4,545,455 shares of Common Stock reserved for Option Warrants issued in connection with the private placements discussed in Note 21, with the following terms and activity:


Date of issuance                             Aug. 15, 1994  Dec. 14, 1994
Exercise price                              $         7.00 $         7.00
Expiration date                              Aug. 15, 1999  Dec. 15, 1999
Warrants issued                                  3,243,405      1,302,050
Shares exercised:
        Year ended June 30, 1995                         -              -
        Six months ended December 31, 1995               -              -
        Year ended December 31, 1996                     -              -
        Year ended December 31, 1997                     -              -
                                            -------------- --------------
        Outstanding December 31, 1997            3,243,405      1,302,050
                                            ============== ==============

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


                             Date Granted          Exercise Price   Shares
-------------------------------------------------------------------------------
Granted               October 1, 1986                     $ 6.750     6,000
Granted               January 6, 1988                      16.125     6,000
Granted               August 2, 1989                       16.750    10,000
Granted               November 13, 1989                    17.250     2,000
Granted               April 14, 1990                       14.625    21,500
Granted               July 23, 1990                        12.125     8,000
Granted               September 12, 1990                   13.125    47,000
Granted               March 6, 1991                         7.375     6,450
Granted               January 6, 1993                       5.125    43,500
Granted               March 11, 1993                        2.750    30,000
Granted               November 15, 1993                     4.250   815,000
Granted               December 1, 1993                      5.250    10,000
Granted               May 2, 1994                           8.000     5,000
Exercised                                                           (30,000)
Canceled                                                           (185,950)
-------------------------------------------------------------------------------
        Balance outstanding as of June 30, 1994                     794,500

                                          Date Granted     Exercise Price     Shares
------------------------------------------------------------------------------------------
Granted                                   August 10, 1994            $4.750    122,500
Granted                                   January 6, 1995             2.125     80,000
Granted                                   January 6, 1995             4.500    450,000
Granted                                   January 6, 1995             3.000     83,000
Granted                                   January 6, 1995             4.000     83,000
Granted                                   January 6, 1995             5.000     84,000
Granted                                   May 19, 1995                2.000    235,000
Canceled                                                                      (815,000)
------------------------------------------------------------------------------------------
 Balance outstanding as of June 30, 1995                                     1,117,000

Granted                                   July 12, 1995               1.875     40,000
Granted                                   August 10, 1995             2.000    225,500
Granted                                   December 13, 1995           1.500     20,000
Granted                                   December 15, 1995            2.00      7,800
Canceled                                                                      (347,000)
------------------------------------------------------------------------------------------
 Balance outstanding as of December 31,
  1995                                                                       1,063,300

Granted                                   June 21, 1996               1.500    200,000
Granted                                   October 8, 1996             1.000     20,000
Granted                                   November 1, 1996            1.000    651,000
Granted                                   November 5, 1996            1.000    100,000
Canceled                                                                      (692,500)
------------------------------------------------------------------------------------------
Balance outstanding as of December 31,
 1996                                                                        1,341,800

Granted                                   January 15, 1997            1.000     35,000
Granted                                   August 15, 1997             1.000     50,000
Canceled                                                                      (336,500)
------------------------------------------------------------------------------------------
Balance outstanding as of December 31,
 1997                                                                        1,090,300
                                                                             =============
Summary of options outstanding as of
 December 31, 1997:
------------------------------------------------------------------------------------------
Date                                                         Exercise Price    Shares
------------------------------------------------------------------------------------------
January 6, 1995                                                      $2.125     40,000
July 12, 1995                                                         1.875     20,000
August 10, 1995                                                       2.000    136,500
December 15, 1995                                                     2.000      7,800
June 21, 1996                                                         1.500    200,000
October 8, 1996                                                       1.000     20,000
November 1, 1996                                                      1.000    516,000
November 5, 1996                                                      1.000    100,000
August 15, 1997                                                       1.000     50,000
------------------------------------------------------------------------------------------
                                                                             1,090,300
                                                                             =============

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

During 1997 the Company authorized the grant of options to key personnel for 85,000 shares of the Company's stock, of which 35,000 expired in 1997. The remaining options granted have a 10 year term expiring August 15, 2007 and vest and become fully exercisable at the end of six months of continued service. During 1996 the Company authorized the grant of options to key personnel for up to 971,000 shares of the Company's Common Stock. Of these, 200,000 were granted with a two year term, expiring June 21, 1998 and fully vested and exercisable at time of grant. Also, there were 100,000 options granted with a two year term expiring November 5, 1998 and fully vested and exercisable at time of grant. All remaining options granted have 10 year terms expiring November 1, 2006 and vest and become fully exercisable at the end of six months of continued service. In 1995 the Company granted a total of 763,300 options to key personnel.

Pro forma information regarding net income and earnings per share as required by Statement 123, has been determined as if the Company had accounted for its employee stock options under fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1995, 1996 and 1997: risk-free interest rate of 5.09%, 5.09% and 5.71%, respectively; dividend yields of 0.0%; volatility factors of the expected market price of the Company's Common Stock of .462; and a weighted-average expected life of the option of 4 years.

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



                                                         1995
                                  1997       1996     (unaudited)
                                ---------------------------------
Pro forma net loss              $(15,761)  $(10,589)    $(19,629)
Pro forma earnings per share
        Basic                   $   (.61)  $   (.50)    $  (1.03)
        Diluted                 $   (.61)  $   (.50)    $  (1.03)


A summary of the Company's stock option activity, and related information for the years ended December 31 follows:


                                                         1997                  1996                            1995
                                          -------------------------------------------------------------------------------
                                                   Weighted-Average           Weighted-Average           Weighted-Average
(In thousands)                            Options   Exercise Price   Options   Exercise Price   Options   Exercise Price
-------------------------------------------------------------------------------------------------------------------------
Outstanding-beginning of year               1,342             $1.35    1,063             $3.45      300             $4.25
Granted                                        85              1.00      971              1.10      763              3.14
Exercised                                       -                 -        -                 -        -                 -
Forfeited                                     337              1.47      692              4.23        -                 -
                                          -------------------------------------------------------------------------------
Outstanding-end of year                     1,090              1.28    1,342              1.35    1,063              3.45
                                          ===============================================================================
Exercisable at end of year                  1,027              1.30      521              1.62      400              3.69

Weighted-average fair value of
 options granted during year                $0.09                     $ 0.31                     $ 0.55


Exercise prices for options outstanding as of December 31, 1997 ranged from $1.00 to $2.125. The weighted-average remaining contractual life of those options is 6.5 years.

9.   INVESTMENTS

INVESTMENT IN VISTA GOLD CORP.

On August 15, 1994 the Company completed the purchase from M.I.M. (Canada) Inc. of 12,694,200 common shares of Granges Inc. (subsequently changed to Vista Gold Corp., hereinafter referred to as "Vista" see below) which represented 37.2% of the issued and outstanding shares of Vista. The purchase price was C $4.00 per share (U.S. $2.80), or an aggregate purchase price of C $50.8 million (U.S. $35.8 million).

Vista is a precious metals mining company the shares of which are traded on the Toronto Stock Exchange and the American Stock Exchange. Effective May 1, 1995 Vista amalgamated with Hycroft Resources and Development Corporation ("Hycroft"), which operates the Crofoot/Lewis mine located in Nevada. Prior to the amalgamation, Vista had a 50.5% ownership position in Hycroft. The terms of the amalgamation called for each common share of Hycroft to be exchanged for
0.88 of a common share of Vista and for each common share of Vista outstanding prior to the amalgamation, to be exchanged for one common share of Vista. After the amalgamation, the Company continued to hold 12,694,200 shares of Vista, representing 27.5% of the outstanding common shares. On May 25, 1995 the Company purchased 20,700 common shares of Vista which increased the Company's interest to a total of 12,714,900 common shares.

On October 16, 1996 the Company sold 4,240,324 Vista Common shares at $1.32 per share resulting in a net loss of $1.5 million. As further described in Note 10, the Company exchanged its remaining shares in Vista as partial consideration for the redemption of its Exchangeable Debentures on June 25, 1997.

The Company reported the results of Vista's operations on the equity method from the acquisition date of August 15, 1994 until September 30, 1996. On October 1, 1996 as a consequence of the sale of the Vista common shares, the Company changed its method of accounting for the Vista investment to the lower of cost or market basis.

Summarized Statements of Operations and Balance Sheets of Vista are presented below.

                                          Nine Mo. Ended
                                           September 30,   Six Mo. Ended   Year Ended
                                               1996         December 31,    June 30,
STATEMENT OF OPERATIONS                     (unaudited)         1995          1995
(U.S. GAAP, U.S. Dollars, in thousands)                     (unaudited)    (unaudited)
--------------------------------------------------------------------------------------
Sales                                            $26,062         $19,459      $42,833
Cost of sales                                     21,851          16,544       34,179
Depreciation, depletion & amortization             8,247           4,446        4,773
                                          --------------------------------------------
   Income (loss) from mining operations          $(4,036)        $(1,531)     $ 3,881
                                          ============================================
Net loss                                         $(8,482)        $(1,303)     $(1,405)
                                          ============================================
BALANCE SHEET                                                                  Dec. 31,
(U.S. GAAP, U.S. Dollars, in thousands)                                          1995
                                                                           -----------
Current assets                                                             $   27,911
Non-current assets                                                         $   36,305
Current liabilities                                                        $    6,239
Non-current liabilities                                                    $    3,409
Net equity                                                                 $   54,568

Under the equity method, the Company recorded a loss of $2,721,000, $1,703,000 and $1,361,000 for the nine months ended September 30, 1996, the six months ended December 31, 1995 and for the period from August 15, 1994 (date of acquisition) to June 30, 1995, respectively.

In connection with the May 1, 1995 amalgamation of Vista and Hycroft, the Company reevaluated its investment in Vista relative to the fair values implied in the amalgamation and to known reserves at the Crofoot/Lewis mine. As a result, the Company recorded an $11,419,000 impairment of its investment in Vista as of June 30, 1995. The impairment reduced the excess cost of the investment over the net assets attributable to the Company's interest in Vista from approximately $20.5 million on August 15, 1994 (date of acquisition) to approximately $9 million at June 30, 1995. The Company amortized the excess cost of the investment related to producing properties on a unit of production (gold ounces) basis which is included in the reported loss discussed above.

In September 1995 the Company entered into an exploration joint venture agreement (the "Agreement") with Vista with respect to approximately 34 square miles of the Company's Gold Bar claim block. On January 8, 1997 the Company entered into an agreement with Vista to terminate the Agreement for a total cost of $450,000.

INVESTMENT IN CORNERSTONE INDUSTRIAL MINERALS CORPORATION

On November 30, 1995 the Company purchased 12.2 million (51%) of the outstanding common shares of Phoenix Financial Holdings Inc. ("Phoenix") for an aggregate purchase price of Cdn. $1,781,200 at which time, Atlas assumed control of the Phoenix Board of Directors. At a meeting of the shareholders on September 3, 1996 the shareholders of Phoenix approved a name change to Cornerstone Industrial Minerals Corporation ("Cornerstone").

On December 13, 1996 the Company and Cornerstone executed an agreement (the "Purchase Agreement") providing for the purchase by Cornerstone of all the issued and outstanding shares of Atlas Perlite, Inc., the Company's wholly owned subsidiary, the major asset of which is the Tucker Hill perlite project. The Purchase Agreement calls for payment to the Company of $1 million in cash, 9,647,986 Cornerstone common shares, the reimbursement of the Company's Tucker Hill development costs of $2,945,282 and the retention by the Company of a royalty equivalent of 2% of the gross proceeds generated from the sale of minerals from Tucker Hill. The purchase price is payable in three stages as follows: $125,000 and 1,205,998 shares due at closing, $500,000 and 4,823,993 shares of common stock upon obtaining all operating permits and $375,000 and 3,077,994 shares of common stock related to the Company assisting Cornerstone in meeting three other milestones which include obtaining base load perlite contracts for a specified amount of revenues per year, obtaining permanent project financing and achieving commercial production. As of December 31, 1997, the Company has met the first two of these stages resulting in the Company increasing its ownership percentage to 61%. Upon completion of the transaction, the Company will have a 65 % equity position in Cornerstone.

During 1997 the construction of a mill process facility was completed, and perlite production commenced in August 1997. In December 1997, after concluding that the mill as currently configured is not able to sustain profitable operations, the Company made the decision to sell its interest in Cornerstone. As a result of this decision, the Company's investment in Cornerstone has been classified as an asset held for sale in the accompanying consolidated balance sheet at December 31, 1997. The Company's loss for the period related to Cornerstone of $2,938,000, has been included in loss on assets held for sale in the accompanying consolidated statements of operations. This amount includes an impairment of the mill by Cornerstone of $1,331,000 and an additional charge by Atlas of $1,115,000 to adjust the asset to its estimated net realizable value. All prior periods have been restated to conform to the current year presentation.

INVESTMENT IN ARISUR INC.

On October 8, 1996 the Company acquired Arisur Inc., a Grand Cayman corporation ("Arisur") which owns and operates the Andacaba and the Don Francisco lead, zinc and silver mines located in southern Bolivia, South America. The Company acquired a 50% interest in Arisur from Arimetco International Inc., a Canadian corporation for $3 million in cash and purchased 100% of Suramco for 4 million shares (valued at $3,250,000) of the Company's common stock. Suramco owned the remaining 50% interest in Arisur. During 1997, Suramco's 50% interest in Arisur was transferred to the Company resulting in 100% direct ownership by Atlas at December 31, 1997.

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

The following are pro forma results of operations as though Arisur had been acquired as of January 1, 1996 and as of January 1, 1995.



                                             1996         1995
                                          (unaudited)  (unaudited)
                                          ------------------------
Mining revenues                             $  3,469     $  4,030
Production costs                              (2,919)      (2,983)
Depreciation, depletion & amortization        (1,259)      (1,394)
Other costs                                  (10,198)     (19,044)
                                           -----------------------
   Net loss                                 $(10,907)    $(19,391)
                                           =======================
Earnings per share                          $  (0.45)    $  (0.85)
                                           =======================

The results of operations of Arisur (from the date of acquisition to December 31, 1997) are consolidated into the Company's financial statements using the principles of consolidation discussed in Note 1.

10. CURRENT AND LONG-TERM DEBT

LONG-TERM DEBT (IN THOUSANDS)


                                                December 31,
                                          ----------------------
                                             1997        1996
                                          ----------------------
Redeemable Convertible Debenture, due
         September 20, 1998, bearing
          interest at 9% /(1)/            $     -       $ 3,500
Exchangeable Debentures, due
         October 25, 2000 bearing               -         9,810
          interest at 7% /(2)/
Corporacion Andina de Fomenta /(3)/         1,917             -
                                          ----------------------
  Total long-term debt                    $ 1,917       $13,310
                                          ======================

/(1)/ The Convertible Debenture is convertible as to principal at the option of the holder into shares of the Company's Common Stock at the rate of $4.00 per share. Interest on the Convertible Debenture is also payable either in cash or in Common Stock at the rate of $4.00 per share.

/(2)/ The Exchangeable Debentures were exchangeable, at the Debenture holder's option, into common shares of Vista Gold Corp. ("Vista Shares") at the rate of
42.5 Vista Shares for each $100 of principal amount of Exchangeable Debentures surrendered.

/(3)/ The loan from Corporacion Andina de Fomenta is repayable in six equal semi-annual principal installments plus outstanding interest beginning in November 1998. The loan bears interest at the six month LIBOR rate plus 4.5% (10.4% at December 31, 1997). Outstanding amounts are collateralized by certain property, plant and equipment of the Company with a carrying value of approximately $700,000.

On June 25, 1997 the Company completed a repurchase of the Exchangeable Debentures from the Debenture holders for 8,313,065 Vista shares and 1,500,928 new issue Atlas Common Shares. As a result of the transaction, the Company recorded in the accompanying consolidated statement of operations a loss on repurchase of Debentures of $6,589,000 and a related extraordinary gain from the sale of the Vista shares of $1,170,000 for a combined net loss on the transaction of $5,419,000.

SHORT-TERM DEBT (IN THOUSANDS)
                                                December 31,
                                           --------------------
                                             1997        1996
                                           --------------------
Redeemable Convertible Debenture, due
         September 20, 1998, bearing       $3,500        $    -
          interest at 9% /(1)/
BHN Multibanca S.A. /(2)/                       -           606
BHN Multibanca S.A. /(3)/                     133
Advances on sales of concentrates /(4)/       968           523
Short term loan /(5)/                         300           500
Corporacion Andina de Fomenta /(1)/           383             -
Note payable - Newmont /(6)/                  500           500
Other                                         233             -
                                           --------------------
  Total short-term debt                    $6,017        $2,129
                                           ====================

/(1)/ See description under long-term debt above.

/(2)/ The original note, entered into in June 1995 was for $2.3 million, bears interest at 12% per annum, and is payable in varying monthly installments of principal and interest of approximately $100,000. The balance was paid on June 30, 1997.

/(3)/ The note bears interest at 13% and is payable in monthly installments of $16,667 plus interest.

/(4)/ Under the terms of its agreement with Glencore International AG for the sale of zinc/silver and lead/silver concentrates, the Company may take advances of up to 80% of the estimated value of the concentrates available for shipment via rail from the Company's warehouse in Potosi, Bolivia, and an additional 10% of this amount may be advanced once the concentrate is ready for shipment from port in Chile. Interest is payable on the advances at the "New York" prime rate plus 1.5% (10.0% at December 31, 1997).

/(5)/ In June 1996 Arisur entered into an additional agreement with Glencore for a prepayment to be applied against future production in the amount of $500,000. Interest is payable on the outstanding balance at the three month LIBOR rate plus 1% (6.9% at December 31, 1997).

/(6)/ The Note bears interest at 10.5% and is due on September 18, 1998.

11. DETAILS OF CERTAIN BALANCE SHEET CAPTIONS

A summary of restricted cash and securities is as follows:



                                               December 31,
                                             ------------------
(In thousands)                               1997        1996
---------------------------------------------------------------
Collateral for a $5,426,000 letter of
 credit (a) (c)                            $5,431        $5,480
Collateral for a $1,500,000
   reclamation bond (b)                       777           774
                                           --------------------
                                           $6,208        $6,254
                                           ====================

/(a)/ Securing $6,500,000 performance bonds related to the Company's uranium reclamation obligation.
/(b)/ Securing $1,500,000 performance bonds related to the Company's Gold Bar reclamation obligation.
/(c)/ Securing $1,901,000 performance bonds related primarily to the Company's
 Gold Bar reclamation obligation.

A summary of other assets is as follows:


                                                December 31,
                                          ----------------------
(In thousands)                                1997        1996
----------------------------------------------------------------
   Debt issuance costs                    $      -       $ 1,027
   Other                                       175            86
                                          ----------------------
                                          $    175       $ 1,113
                                          ======================
A summary of other accrued liabilities
 is as follows:
                                                December 31,
                                          ----------------------
(In thousands)                                1997        1996
                                          ----------------------
   Accrued compensation and benefits      $    409       $   485
   Mine reclamation accrual                    200           300
   Accrued asbestos reclamation costs
    (Notes 13 and 14)                          300           126
   Other                                     1,280         1,158
                                          ----------------------
                                          $  2,189       $ 2,069
                                          ======================
A summary of other liabilities,
 long-term is as follows:

                                                December 31,
                                          ----------------------
(In thousands)                                1997        1996
                                          ----------------------
Long-term uranium reclamation costs
 (Notes 13 and 14)                        $ 21,135       $16,698
Pension and deferred compensation
 obligations                                 1,138         1,243
Mine reclamation accrual                     3,064         3,018
Accrued post retirement benefit
 obligation (Note 16)                          534         1,262
Other                                        2,032         1,277
                                          ----------------------
                                          $ 27,903       $23,498
                                          ======================

12.  DETAILS OF CERTAIN STATEMENTS OF CASH FLOW CAPTIONS

The components of the adjustment to reconcile loss to net cash used in operations as reflected in the Consolidated Statements of Cash Flows are as follows:


                                                          Six
                                   Year Ended            Months                 Year
                                   December 31,           Ended                 Ended
                               ------------------        Dec. 31,              June 30,
      (In thousands)           1997          1996         1995                   1995
----------------------------------------------------------------------------------------
Depreciation, depletion
 and amortization            $    808     $      370      $       14          $     395
Equity loss in Vista Gold
 Corp.                              -          2,721           1,703              1,361
Loss from assets held for
 sale                           2,938            272              25                  -
Forfeiture of deposit on
 stock purchase agreement           -              -               -                525
Write-down on investment
 in Vista Gold Corp.                -              -               -             11,419
Loss on sale of Vista
 shares                            57          1,439               -                  -
Loss on repurchase of
 Debentures                     6,589              -               -                  -
Extraordinary gain              1,170              -               -                  -
Impairment of mineral
 property                       1,256              -               -                  -
Gain on curtailment of
 retirement plan                 (655)             -               -                  -
Gain on sale of Dakota
 shares                             -         (1,333)              -                  -
Gain on joint venture
 agreement                       (437)             -               -                  -
Other adjustments                   -            161             102                498
                             -----------------------------------------------------------
                             $  9,386     $    3,630      $    1,844          $  14,198
                             ===========================================================
The components of net changes in operating assets and liabilities are as follows:

Decrease (increase) in
 trade/other accounts        $   (344)    $      206      $     (114)         $     (36)
 receivable
Decrease (increase) in
 inventories                     (117)          (263)              -                843
Decrease (increase) in
 prepaid expense and other
 current assets                   158            (84)            273                (69)

Decrease (increase) in
 other assets and
 restricted cash and
 securities                       178         (1,003)            451              2,419

Increase (decrease) in
 trade accounts payable           766           (246)            898             (1,554)
Increase (decrease) in
 other accrued liabilities        423           (571)           (108)            (1,784)
Increase (decrease) in
 other liabilities,
 long-term                        744            (49)           (287)                65
                             -----------------------------------------------------------
                             $  1,808     $   (2,010)     $    1,113          $    (116)
                             ===========================================================
Net cash required for
 operating activities
 reflects cash payments
 for interest and income
 taxes as follows:


                                                           Six
                                  Year Ended              Months             Year
                                  December 31,            Ended              Ended
                             -----------------------      Dec. 31,           June 30,
(In thousands)                 1997      1996             1995                1995
----------------------------------------------------------------------------------------
Interest (net of amount
 capitalized)               $    939     $      793      $       20          $      99
Income taxes                       -              -               -                  -

13.  DISCONTINUED OPERATIONS

During 1997, as a result of continuing delays in the regulatory approval process and due to an anticipated increase in the scope of the final reclamation plan expected to be approved by the NRC in 1998 (Note 14), the Company recorded a charge of $3,000,000 representing an increase to its uranium reclamation liability. In addition the Company recorded a charge of $217,000 related to the clean up at its former asbestos mine located near Coalinga, California (Note
14) and also recorded a gain of $349,000 related to coinsurance experience primarily related to the operations of the Company's Atlas Building Systems Division, which was sold in 1989.

During fiscal year 1995 the Company recognized income of $621,000 from discontinued operations, including a gain of $846,000 recorded upon the receipt of a payment from the Department of Energy under Title X of the Energy Policy Act (Note 14) in connection with the reclamation of the Company's uranium mine and mill site in Moab, Utah. The gain was partially offset by a loss of $225,000 due to cost overruns at the Company's Coalinga, California asbestos mine and mill reclamation project (Note 14).

The items above are included in the consolidated statements of operations under the heading "Income from discontinued operations". The following table summarizes the operating income (loss) of the discontinued businesses:


                              Asbestos       Uranium
                              Mining &     Reclamation     Service
Period ended (In thousands)    Milling        Costs        & Other     Total
-------------------------------------------------------------------------------
December 31, 1997            $ (217)      $ (3,000)       $   349    $(2,868)
December 31, 1996            $    -       $      -        $     -    $     -
December 31, 1995            $    -       $      -        $     -    $     -
June 30, 1995                $ (225)      $      -        $   846    $   621


14.  COMMITMENTS AND CONTINGENCIES

URANIUM MILL SITE, MOAB UTAH

The Company is obligated to decommission and reclaim its uranium mill site located near Moab, Utah. The Company discontinued its uranium operations and permanently shut down its uranium mill and mines in 1987, and estimated shut down expenses and reclamation costs were accrued. Title X of "The Comprehensive National Energy Policy Act" ("Title X"), enacted in October 1992, provides for the reimbursement of past and future reclamation expenses related to uranium sites operated under Atomic Energy Commission contracts. The Company's uranium reclamation costs are reduced by this Government cost sharing program since 56% of its tailings were generated under government contracts. The total estimated reclamation liability ($21,935,000) and current and future Title X receivables ($15,865,000) are shown separately in the accompanying 1997 consolidated balance sheets leaving a net liability to the Company of $6,070,000.

The Company has submitted four claims to the Department of Energy ("DOE") under Title X for reclamation costs incurred from the fiscal year ended June 30, 1980 through March 31, 1997. As of December 31, 1997, the status of the four claims is as follows:

                                                                              Anticipated              Actual            Anticipated
                                   Gross Claim          Gross Amount         Reimbursement          Reimbursement          Balance
  Claim Date                         Amount               Approved             Receivable             Payments               Due
------------------------------------------------------------------------------------------------------------------------------------
July 7, 1994                        $4,999,000        $   4,510,000            $2,530,000             $2,133,000          $  397,000

June 16, 1995                        3,638,000            2,591,000             1,454,000              1,115,000             339,000

May 1, 1996                          3,998,000         2,987,000/1/             1,676,000                719,000             957,000

May 1, 1997                          2,054,000              --  /2/             1,152,000                309,000             843,000
------------------------------------------------------------------------------------------------------------------------------------
Totals                                                                         $6,812,000             $4,276,000          $2,536,000
====================================================================================================================================

/1/  Preliminary approval as of 12/31/97.
/2/  Pending.

In addition to the above amounts, the Company includes in the Title X receivable in the consolidated balance sheet an amount equal to 56% of its future estimated reclamation costs. Timing of the remaining payments for approved reimbursements is a function of Congressional appropriation of Title X funding.

ASBESTOS MINE SITE, COALINGA, CALIFORNIA

During fiscal year 1988, the United States Environmental Protection Agency ("EPA") notified the Company that it was one of several potentially responsible parties for cleanup costs at the Company's former asbestos mine and mill site near Coalinga, California and in the City of Coalinga. A prolonged period of inquiry and administrative process concerning this matter followed.

In fiscal years 1997, 1995, 1993 and 1991, the Company established a reserve and recorded as an expense, $217,000, $225,000, $600,000 and $3,000,000, respectively, to cover the Company's share of cleanup costs and EPA administrative costs. In fiscal year 1992 the Company began legal action against thirteen insurance carriers which had issued insurance policies with respect to the site. During fiscal year 1994 the Company reached settlement with a number of the carriers and recorded a gain from discontinued operations of $2,175,000. All claims with remaining carriers were settled in fiscal year 1995. The remedial action plan commenced October 1994 and was completed in 1996. The Company received EPA's "Approval of Construction Completion" on November 14, 1996.

LEGAL PROCEEDINGS

On June 20, 1997 the Company was served with a Complaint in the matter of Curt Goldschmidt and Ana Maria Goldschmidt vs. Atlas Corporation; Suramco Metals, Inc.; Arisur Inc.; and Harold R. Shipes and Eileen A. Shipes in the Superior Court of the State of Arizona. In December 1994 Suramco Metals, Inc. and Arisur Inc. purchased all of the shares and assets of Cia Minera Andacaba S.A., which held a mining company in La Paz, Bolivia. Subsequent to the purchase, Atlas acquired both Suramco Metals, Inc. and Arisur Inc. Curt and Ana Maria Goldschmidt, the former owners of Cia Minera Andacaba S.A., claim that the compensation for the mining property under the purchase agreement was not paid in full and they are seeking damages in the amount of $800,000. Subsequent to the Arizona Complaint, in LaPaz Bolivia, Goldschmidt initiated action to seek satisfaction of the purported damages. It is possible that Goldschmidt may succeed to effect a provisional registration (similar to a lien), requiring satisfaction of the claim prior to a sale or transfer by Arisur Inc. of the Bolivian assets. The Company has denied the Plaintiff's claims in the U.S. and Bolivia and is currently investigating the claims set forth in the Complaint, as well as any claims the Company may have against third parties for indemnification (see below). It is premature at this time to fully analyze the Company's potential liability, if any. However, the Company currently intends to vigorously defend the case.

On September 19, 1997 the Company filed a Complaint for breach of contract and for indemnity against H. Roy Shipes, et. al. ("the Defendants"). The Company claims that the Defendants are duty bound to defend and indemnify the Company as a result of the Goldschmidt claims against the Company (see above). The duty arose out of a contract by the Defendants to sell the Andacaba Mine to the Company. Atlas intends to vigorously pursue this claim.

On October 1, 1997 the Defendants filed a claim against the Company. The Complaint seeks damages for alleged misrepresentations in connection with the purchase of 50% of Arisur from the Defendants. The Company has denied the Defendant's claims and is currently investigating the claims set forth in the Complaint. Though it is too early in the litigation to fully assess the Company's liability, it is management's belief that this claim will not have a material impact on the Company.

Wyant Machinery, Inc. ("Wyant") served Cornerstone with a lawsuit on September 9, 1997. Wyant is claiming $312,835 on a breach of contract claim and is foreclosing on a construction lien against Cornerstone's Perlite Plant in Lakeview, Oregon and placer mining claims in the vicinity of Lake County, Oregon. Though it is too early in the litigation to conduct a complete analysis as to Cornerstone's liability, the Company currently intends to vigorously defend the case and does not believe that it will have a material impact on the Company's financial position. In March 1998, Cornerstone filed a counterclaim against Wyant for damages well in excess of the claim made by Wyant.

On January 30, 1998 a complaint was served on the Company in the matter of Zonnie Marie Dandy Richards, the estate of Harold J. Richards, Sr. v. Texas Zinc, Vanadium Corporation of America, Atlas Corporation, and all affiliates joint venturers and assignees thereof, in the District Court of the Navajo Nation, Kayenta District Court. The Plaintiff alleges wrongful death of her husband as a result of his exposure to uranium and other heavy metals at a uranium mill site purportedly owned and operated by the Company. The Company has not filed a response and investigation is ongoing. The Plaintiff has not provided a specific damages claim, and it is too early in the case to assess the Company's exposure. The Company intends to vigorously defend the case.

OTHER COMMITMENTS

Minimum future rental commitments under the Company's non-cancelable operating leases having a remaining term in excess of one year at December 31, 1997 are as follows:



Year ended December 31, (In thousands)
-------------------------------------------------
        1998                              $  89
        1999                                 89
        2000                                 89
        2001                                  -
        Later years                           -
                                          -------
        Total minimum payments required   $ 267
                                          =======

Amounts charged to rent expense in the years ended December 31, 1997 and 1996, the six months ended December 31, 1995 and the fiscal year ended June 30, 1995 were $213,000, $201,000, $81,200, $550,000, respectively.

15. EMPLOYEE RETIREMENT PLANS

The Company has a trusteed and insured retirement plan (the "Plan") covering substantially all salaried employees. The Plan provides pension benefits that are based on final average compensation minus certain adjustments for primary social security benefits. The Company's funding policy for the Plan is to make at least the minimum annual contributions required by applicable government regulations. Plan assets are invested primarily in equity securities, corporate and government bonds and money market funds.



                                                Year Ended      Six Months Ended     Year Ended
                                               December 31,         Dec. 31,          June 30,
                                          ----------------------
             (In thousands)                 1997        1996             1995            1995
-------------------------------------------------------------------------------------------------
Service costs-benefits earned during
 the year                                 $     9          $  71              $  27        $  83
Interest cost on projected benefit
 obligation                                   433            451                242          432
Actual return on Plan assets               (1,043)          (700)              (290)        (218)
Net amortization and deferral                 644            318                 80         (223)
                                          -------------------------------------------------------
        Net periodic pension cost for
         the year                         $    43          $ 140              $  59        $  74
                                          =======================================================

The following table sets forth the funded status of the Plan and amounts recognized in the Company's financial statements at December 31, 1997 and 1996.



                                                 December 31,
                                           -----------------------
(In thousands)                                1997          1996
------------------------------------------------------------------
Accumulated benefit obligation based on
 salaries to date including   vested
 benefit obligation of $5,895,000 and
 $6,296,000   for December 31, 1997 and
 December 31, 1996, respectively          $  (5,917)     $ (6,342)


Additional benefit obligation based on
 estimated future salary levels                   -          (163)
                                          ------------------------
Projected benefit obligation                 (5,917)       (6,505)
Fair value of Plan assets                     5,190         5,122
                                          ------------------------
Funded status                                  (727)       (1,383)
Unrecognized net transition obligation            -            38
Unrecognized net loss (gain)                    327           945
                                          ------------------------
Accrued pension cost                      $    (400)     $   (400)
                                          ========================

Assumed discount rate                          7.25%         7.25%

Assumed rate of increase in future
 compensation                                   5.0%          5.0%

Effective March 1, 1997, the Company elected to freeze future benefit accruals under the Plan. Past benefits earned will not be affected by this freeze.

The Company has an Investment and Savings Plan to assist eligible employees in providing for retirement or other future financial needs. Employee contributions (up to 10% of their earnings) are matched in Company stock by the Company at a rate of 100% up to a maximum of 6% of the employee's earnings. In addition, the Company provides a 4% contribution for all eligible employees compensated on an hourly scale. The Company's contributions to this Plan in the years ended December 31, 1997 and 1996, the six months ended December 31, 1995 and the fiscal year ended June 30, 1995 were $ 35,000, $69,000, $34,000 and $91,000, respectively.

16.  OTHER POST RETIREMENT BENEFIT PLANS

In addition to the Company's defined benefit pension plan the Company has a defined benefit post retirement plan (the "Retirement Plan") covering most salaried employees. The Retirement Plan provides medical and life insurance benefits to retirees of the Company that meet certain qualifying criteria. The Retirement Plan is contributory, with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and coinsurance. The accounting for the health care plans anticipates future cost-sharing changes to the written plan that are consistent with the Company's expressed intent to increase the retiree contribution rate annually for the expected general inflation rate for that year. The Company's policy is to fund the cost of the post retirement health care benefits in amounts determined at the discretion of management and to make annual contributions to the life insurance plan in level amounts over the plan participant's expected service period. Effective December 15, 1997 the Company terminated the life insurance plan for all participants and also terminated the medical plan for all current employees, except for three individuals who were grandfathered. Retirees currently receiving medical benefits will continue under the Retirement Plan. The change resulted in a curtailment gain of $655,500 which has been recognized as income in the accompanying consolidated statement of operations for the year ended December 31, 1997.

The following table shows the Retirement Plan's combined funded status reconciled with the amounts recognized in the Company's financial statements:

                                                                             Year Ended
                                                                             December 31,
                                                                    --------------------------
(In thousands)                                                         1997 /(1)/        1996
----------------------------------------------------------------------------------------------
Accumulated post retirement benefit obligations:
   Retirees                                                          $       (131)     $  (690)
   Fully eligible active Plan participants                                    (44)         (45)
   Other active participants                                                  (54)        (114)
                                                                    ---------------------------
   Accrued post retirement benefit cost                                      (229)        (849)
   Unrecognized prior service cost                                            (17)        (109)
   Unrecognized net gain                                                     (256)        (242)
                                                                    ---------------------------
   Accrued post retirement benefit cost                              $       (502)     $(1,200)
                                                                    ===========================

/(1)/  Reduced for  curtailment gain
 noted above.


                                                                            Six
                                               Year Ended                  Months       Year
                                              December 31,                  Ended       Ended
                                          --------------------             Dec. 31,    June 30,
(In thousands)                             1997           1996               1995       1995
-----------------------------------------------------------------------------------------------
Components of net periodic post
 retirement benefit cost:
        Service cost                      $  12          $  22              $  11      $    49
        Interest cost                        55             61                 31           75
        Net amortization and deferral       (34)           (32)               (16)         (22)
        Net periodic post retirement
                                          -----------------------------------------------------
         benefit cost                     $  33          $  51              $  26      $   102
                                          =====================================================

The weighted-average annual assumed rate of increase in per capita cost of covered benefits (i.e. health care cost trend rate) for the Retirement Plan is 9% for fiscal year 1998 and is assumed to decrease gradually to 5% in 2002 and remain at that level thereafter.

The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated post retirement benefit obligation for the medical plans as of December 31, 1997, 1996, and 1995 and June 30, 1995 by $24,000, $29,000, $32,000 and $32,000
respectively, and the aggregate of the service cost and interest cost components of net periodic post retirement benefit cost for December 31, 1997 by $12,000.

The weighted-average discount rate used in determining the accumulated post retirement benefit obligation was 7.25%, 7.25%, 7.25% and 7.5% at December 31, 1997, December 31, 1996, December 31, 1995 and June 30, 1995, respectively.

17. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                  Year Ended           Six Months
                                 December 31,             Ended       Year Ended
                             --------------------     December 31,     June 30,
                               1997         1996          1995           1995
                             --------------------------------------------------
Numerator:
   Loss from continuing
    operations               $ (13,921) $ (10,385)     $  (4,266)     $ (20,397)
                             --------------------------------------------------
Denominator
   Weighted average shares
    outstanding                 25,811     21,015         19,148         16,549
                             --------------------------------------------------
Basic and diluted earnings
 per share                   $   (0.54) $   (0.49)     $   (0.22)     $   (1.23)
                             ===================================================

As described in Note 7, the Company has 875,000 Common shares reserved for its convertible debenture and 6,577,566 shares reserved for option warrants exercisable at prices ranging from $7.00 to $15.625 per share. The Company also has 1,090,300 employee stock options outstanding at December 31, 1997 convertible into the Company's Common Stock (Note 8). These securities have not been included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

18.  INCOME TAXES

The Company's provision for income tax from continuing operations consists of the following:


                                                         Six
                                     Year Ended         Months            Year
                                    December 31,         Ended            Ended
                                ------------------     Dec. 31,          June 30,
(In thousands)                   1997       1996         1995             1995
-----------------------------------------------------------------------------------
Deferred                        $   -      $    -         $    -            $    -
Current                             -           -              -                 -
                                ---------------------------------------------------
Income tax expense (benefit)    $   -      $    -         $    -            $    -
                                ===================================================

Deferred income taxes result from temporary differences in the timing of income and expenses for financial and income tax reporting purposes. The primary components of deferred income taxes result from exploration and development costs; depreciation, depletion and amortization expenses; impairments; and reclamation accruals.

The net deferred tax balances in the accompanying December 31, 1997 and 1996 balance sheets include the following components:

                                            December 31,
                                          --------------------
(In thousands)                             1997       1996
--------------------------------------------------------------
Deferred tax assets:
        Net operating loss ("NOL")
         carryovers                        $ 7,616    $  5,577
        Capital loss ("CL") carryovers       1,738           -
        Impairment of mineral properties    12,799      12,359
        Reclamation accruals                 2,484       1,303
        Post retirement benefit accrual        250         477
        Impairment of investment in
         Vista                                   -       2,638
        Equity in unconsolidated
        subsidiary                           1,700       1,367
                                          --------------------
Total deferred tax assets                   26,587      23,721
Deferred tax asset valuation allowance     (21,446)    (20,745)
                                          --------------------
Net deferred tax assets                      5,141       2,976
                                          --------------------
Deferred tax liabilities:
        Depreciation, depletion and
        amortization                         4,848       3,789
        Deferred revenue                       293           -
        Unrealized gain on investment
         of equity securities                    -        (813)
                                           -------------------
Total deferred tax liabilities               5,141       2,976
                                           -------------------
Net deferred tax balances                  $     -    $      -
                                           ===================

The change in the Company's valuation allowance is summarized as follows:


                                                                    Six
                                              Year Ended           Months             Year
                                             December 31,          Ended             Ended
                                          -------------------     Dec. 31,          June 30,
(In thousands)                              1997       1996        1995               1995
----------------------------------------------------------------------------------------------------
Valuation allowance, beginning of period  $ 20,745     $     52,031   $     51,664       $   45,020
Continuing operations                        4,872            3,730          1,502            7,139
Discontinued operations                      1,004                -              -             (217)
Extraordinary gain                            (410)               -              -                -
Restriction of carryforwards                (5,182)          (34,950)             -                -
Other                                          417              (66)        (1,135)            (278)
                                          ----------------------------------------------------------
                                          $ 21,446      $    20,745   $     52,031       $   51,664
                                          ==========================================================

A reconciliation of expected federal income taxes on income from continuing operations at statutory rates with the expense/(benefit) for income taxes is as follows:

                                                                    Six
                                              Year Ended           Months             Year
                                             December 31,          Ended             Ended
                                          -------------------     Dec. 31,          June 30,
(In thousands)                              1997       1996        1995               1995
-----------------------------------------------------------------------------------------------------
Income tax at statutory rates             $ (4,872)     $     (3,730)  $     (1,502)      $   (7,139)
Increase in deferred tax asset
 valuation allowance                         4,872             3,730          1,502            7,139
                                          -----------------------------------------------------------
Income tax expense                        $      -      $          -   $          -       $        -
                                          ===========================================================

At December 31, 1997 the Company has unused U.S. NOL carryovers of $115,980,000 which commence expiring in 1998, CL carryovers of $22,233,000 which commence expiring in 2001 and investment tax credit (ITC) carryovers of $192,000 which commence expiring in 1998. The Company also has alternative minimum tax credit
(AMT) carryovers of $127,000 which can be carried forward indefinitely and Bolivian NOL carryovers of $2,644,000 which commence expiring in 1998. These carryovers are subject to restriction due to a change of ownership, as defined by U.S. tax laws, occurring on October 8, 1996 when the Company issued stock for the acquisition of Arisur (Note 9). Due to the change of ownership, utilization of the Company's NOL, ITC CL and AMT credit carryovers existing as of October 8, 1996 is limited to offset approximately $931,000 of taxable income per year. At December 31, 1997 the Company has unrestricted U.S. NOL and CL carryovers of $6,461,000 and $4,967,000, respectively, which are available to offset future taxable income.

19.  GEOGRAPHIC SEGMENTS

Financial information regarding geographic segments is set out below:


                                                                        Six
                                                      Year Ended        Months
                                                     December 31,       Ended            Year
                                          -----------------------       Dec. 31,        June 30,
             (In thousands)                 1997         1996             1995            1995
--------------------------------------------------------------------------------------------------
Revenue
        United States                     $      -     $        -    $         -       $    2,328
        Bolivia                              3,935            578              -                -
Loss before income taxes
        United States                      (13,257)       (10,117)        (4,266)         (20,397)
        Bolivia                               (664)          (268)             -                -
Provision for Income tax                         -              -              -                -
                                          --------------------------------------------------------
        Loss from continuing operations    (13,921)       (10,385)        (4,266)         (20,397)
Income (loss) from discontinued
 operations                                 (2,868)             -              -              621
                                          --------------------------------------------------------
        Loss before extraordinary gain     (16,789)       (10,385)        (4,266)         (19,776)
Extraordinary gain                           1,170              -              -                -
                                          --------------------------------------------------------
        Net Loss                          $(15,619)      $(10,385)       $(4,266)        $(19,776)
                                          ========================================================

                                                       Dec. 31,      Dec. 31,
Balance Sheet                                            1997         1996
--------------------------------------------------------------------------------
Assets:
    United States                                     $ 30,342     $ 45,308
    Bolivia                                             11,974       10,713
                                                      --------     --------
                                                      $ 42,316     $ 56,021
                                                      ========     ========

20.  DIFFERENCES BETWEEN U.S. AND CANADIAN GENERALLY ACCEPTED
        ACCOUNTING PRINCIPLES (GAAP)

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States. These differ in some respects from those in Canada, as described below.

In accordance with U.S. GAAP, equity securities available for sale are recorded at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. Accordingly, unrealized gains and losses in investments in marketable equitable securities at December 31, 1997 and 1996 have been recorded as a component of stockholders' equity. Under Canadian GAAP, such investments would be recorded at the lower of cost or market. Therefore, in conformity with Canadian GAAP, the investments in marketable equity securities and total stockholders' equity would approximate $0, $531,000, and $13,864,000 and $14,694,000 at December 31, 1997 and December 31, 1996, respectively.

21.  PRIVATE PLACEMENTS

The Company conducted a private placement of 9,090,909 Units of Atlas securities during the summer of 1994 for a purchase price of $5.50 per Unit, each Unit consisting of one share of the Company's Common Stock and one-half of a warrant (exercisable for five years) to purchase a share of the Company's Common Stock at an exercise price of $7.00 per share in order to finance the acquisition of 12,694,200 common shares of Vista (Note 9) and 1,500,000 Common Shares and 3,100,000 Preferred Shares of Dakota Mining Corporation ("Dakota Shares"). The first portion of such private placement, consisting of the sale of 6,486,809 Units for an aggregate purchase price of $35,677,450, was completed on August 15, 1994 and the proceeds thereof were applied primarily to the cost of the Vista shares.

On October 29, 1994 the Company determined not to proceed with acquisition of the Dakota shares (see Note 4). The second portion of the private placement, the sale of an additional 2,604,100 Units for an aggregate purchase price of $14,322,550, was completed on December 15, 1994 following the shareholder approval of an increase in the authorized share capital of the Company. Upon closing the second portion of the private placement, the Company used a portion of the proceeds to repay the balance of $800,000 due on a short-term secured loan.

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

On January 18, 1994 the Company sold for $7,500,000 in gross proceeds, 1,500,000 shares of Common Stock for $5.00 per share in a private placement. The shares were placed outside the United States with a number of gold funds in Canada and European institutional investors.

REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND STOCKHOLDERS OF ATLAS CORPORATION

We have audited the accompanying consolidated balance sheets of Atlas Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1997 and 1996, the six months ended December 31, 1995, and the year ended June 30, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Arisur Inc. a wholly owned subsidiary, which statements reflect total assets of $11,974,000 and $7,523,000 as of December 31, 1997 and 1996,
respectively and total revenues of $3,935,000 and $578,000, for the years then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Arisur, Inc., is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlas Corporation and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years ended December 31, 1997 and 1996, the six months ended December 31, 1995, and the year ended June 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that Atlas Corporation will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters, which include short-term financing and the sale of certain assets are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP
---------------------
Denver, Colorado
March 20, 1998

                         INDEPENDENT AUDITOR'S OPINION

To: Legal Representative in Bolivia of
    ARUSIR INC. (BOLIVIAN BRANCH)
    La Paz

1. We have examined the consolidated balance sheet of Arisur Inc. (Bolivian Branch) as of December 31, 1997 and the accompanying statements of profit and loss, accumulated results, and changes in the consolidated financial situation for the year then ended. These financial statements are the responsibility of Branch Management. Our responsibility is to express an opinion on these Financial Statements based on our audit.

    We conducted our audit in accordance with international auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our examination provides a reasonable basis for our opinion.

2. In our opinion, the consolidated financial statements mentioned in the first paragraph, present fairly, in all material respects, the financial and equity position of Arisur Inc. (Bolivian Branch) as of December 31, 1997, the results of its operations, accumulated results and changes in financial position for the year ended on that date in conformity with international accounting standards.

3. As stated in note 17 to the consolidated financial statements, Arisur Inc. (Bolivian Branch) and Compania Minera Andacaba S.A. are involved in a penal law suit. The prosecutor has asked for preventive measures, such as the temporary suspension of property rights, and the freezing of funds in the national financial system, which, until the presentation of these financial statements had not yet been executed by a local judge. In the judgement of the legal counselor, this matter exposes Arisur Inc. (Bolivian Branch) to a potential risk in the normal functioning of its operations, with the possibility of serious consequences in the future.


BERTHIN AMENGUAL & ASOCIADOS


LIC. HUGO BERTHIN AMENGUAL
MAT. PROF. NO. CAUB-482
RUC 2191407

LA PAZ-BOLIVIA
MARCH 9, 1998

                                      60A

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

              Not Applicable


                                   PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
         -----------------------------------------------

                                 DIRECTORS

The Company's directors are divided into three classes and hold office for a term of three years ending with the annual meeting of stockholders held in the year ended December 31, 1998 in the case of Class I, in the year ended December 31, 1999 in the case of Class II and in the year ended December 31, 2000 in the case of Class III. There are currently five directors.

Information Concerning Directors

The following table sets forth certain information concerning each director.


                                             Principal Occupation, Past Five Year's Business
                               Director                         Experience
           Name                 Since                  and Other Directorships Held                 Age
----------------------------------------------------------------------------------------------------------
                                                 CLASS I
 (Term of Office expires at the Annual Meeting of Stockholders HELD IN THE YEAR ENDED DECEMBER 31, 1998)

Mario Caron                   1996         President, Chief Executive Officer and director of        44
                                           Eden Roc Mineral Corp. from February 1997 to the
                                           present.  Chief Executive Officer of Atlas
                                           Corporation from September 1996 to January 1997. From
                                           1993 to 1996, President and Chief Executive Officer of
                                           MSV Resources Inc. and from 1987 to 1993 President of
                                           Corpomin Management Inc. Mr. Caron is a Director of
                                           Cornerstone Industrial Minerals Corporation,
                                           owned 61% by the Company. Mr. Caron also is director
                                           of three junior Canadian exploration companies. His
                                           current business address is 1 First Canadian Place,
                                           Suite 2610 , Toronto, Ontario M5X 1E3, Canada.
Christopher J.A. Davie        1997         President, Castle Exploration Incorporated,               52
                                           formerly Vice President, Projects of the Castle
                                           Group, Inc., and prior to that was a consultant to
                                           the mining industry.  Mr. Davie's business address
                                           is 717 Seventeenth Street, Suite 1440, Denver, CO
                                           80202.

                                             Principal Occupation, Past Five Year's Business
                              Director                          Experience
           Name                 Since                  and Other Directorships Held                Age
---------------------------------------------------------------------------------------------------------
                                                CLASS II
 (Term of office expires at the Annual Meeting of Stockholders HELD IN THE YEAR ENDED DECEMBER 31, 1999)

James H. Dunnett             1995          Principal of Endeavour Financial Corp., a private       48
                                           Canadian company specializing in arranging project
                                           financing, mergers and acquisitions for the mining
                                           industry.  Mr. Dunnett's business address is 1111
                                           West Georgia St., Suite 404, Vancouver, BC, Canada
                                           V6E 4M3.
C. Thomas Ogryzlo            1993          President and CEO of Triton Mining                      58
                                           Corporation; formerly Chairman of Kilborn
                                           SNC-Lavalin and prior to that was a principal of
                                           Wright Engineers Limited, an engineering firm;
                                           Director of Carib Gold Resources Inc., Franco Nevada,
                                           Timomin Corporation, Vista Gold Corp. and Cornerstone
                                           Industrial Minerals Corporation, in which Atlas
                                           holds a 61% interest.  Mr. Ogryzlo's business
                                           address is 1140 W. Pender Street, #1620, Vancouver,
                                           BC V6E 4G1, Canada

                                   CLASS III
(Term of Office expires at the Annual Meeting of Stockholders
HELD IN THE YEAR ENDED DECEMBER 31, 2000)


Douglas R. Cook              1988          President of Cook Ventures, Inc., a geological          72
                                           consulting firm; Director, Pegasus Gold
                                           Corporation, and Archangel Diamond Corp.
                                           Mr. Cook's business address is 2485 Greensboro
                                           Drive, Reno, Nevada 89509.

                          BOARD AND COMMITTEE MEETINGS

  The Company has an Audit Committee and a Compensation Committee of which the Board of Directors appoints all members. The Compensation Committee consists of Messrs. Ogryzlo, Cook and Davie. The Audit Committee currently consists of Messrs. Dunnett, Caron and Ogryzlo. The principal functions of the Audit Committee are to recommend the selection of the Company's auditors, review with the auditors the scope and anticipated cost of their audit and receive and consider a report from the auditors concerning their conduct of the audit. The principal functions of the Compensation Committee are to administer the Company's 1979 Key Employee Stock Incentive Plan, Long Term Incentive Plan, Annual Incentive Plan and Retirement Plan for Outside Directors, to recommend changes in compensation plans and the adoption of new compensation plans and to recommend compensation for senior officers of the Company. During the year ended December 31, 1997 the Audit Committee held three meetings and the Compensation Committee held one meeting.

  During the year ended December 31, 1997 the Board met twelve times. Each incumbent director attended 75% or more of the aggregate of the total number of Board meetings and meetings of Board committees on which that director served during the year ended December 31, 1997 with the exception of Mr. Caron.


                               OFFICER CONTRACTS

  Gregg B. Shafter has served as President of the Company since October 7, 1997. Mr. Shafter has an employment agreement providing for his employment as an officer of the Company, at a minimum annual salary of $120,000, until the termination of his employment either by Mr. Shafter or the Company or his normal retirement in accordance with the Company retirement programs in place at the time. Mr. Shafter is entitled, upon termination of his employment by the Company without "Cause", by him with "Good Reason" or either within three months prior to a change of control or within two years after a "Change of Control" (as such terms are defined in the employment agreement), to a severance payment equal to one-twelfth of his annual salary multiplied by the number of full years of employment by the Company, provided that in no event shall such amount be less than one-half of his annual salary, amounts accrued but unpaid under this employment contract and amounts payable under existing employee benefit plans.

  Richard E. Blubaugh has served as Vice President of Environmental and Governmental Affairs since October 1, 1990. Mr. Blubaugh has an employment agreement providing for his employment as an officer of the Company, at a minimum annual salary of $100,690, until the termination of his employment either by Mr. Blubaugh or the Company or his normal retirement in accordance with the Company's retirement programs in place at the time. Mr. Blubaugh is entitled, upon termination of his employment by the Company without "Cause", by him with "Good Reason" or either within three months prior to a change of control or within two years after a "Change of Control" (as such terms are defined in the employment agreement), to a severance payment equal to one year's salary, amounts accrued but unpaid under his employment agreement and amounts payable under existing employee benefits plans.

                           COMPENSATION OF DIRECTORS

          Fees paid to non-employee directors consist of a $1,000 fee for each Board of Directors meeting attended in person, a $500 fee for each Board of Directors meeting attended by telephone and a $500 fee for each committee meeting attended. The Chairman also receives an annual fee of $25,000.

     Upon joining the Board, all non-employee directors are awarded a one time grant of 50,000 options under the Long Term Incentive Plan ("LTIP"), vesting six months from the grant date, at an exercise price equal to the market price on the grant date or $1.00 per share, whichever is higher. In addition, the Chairman is awarded options to purchase 25,000 shares of Atlas Common Stock, as granted under the LTIP, vesting six months from the grant date at an exercise price equal to the closing market price on the grant date or $1.00 per share, whichever is higher.


                              EXECUTIVE OFFICERS

     The information concerning the Company's executive officers required by this Item is included in Part I, Item 4, under the caption "EXECUTIVE OFFICERS OF THE COMPANY."


                COMPLIANCE WITH SECTION 16 OF THE EXCHANGE ACT

     Under Section 16 of the Exchange Act, the Company's directors and executive officers and persons holding more than 10% of the Company's Common Stock are required to report their initial ownership of Common Stock and subsequent changes to that ownership to the Securities and Exchange Commission by specified due dates. To the Company's knowledge all of these filing requirements were satisfied with respect to transactions during the year ended December 31, 1997.


Item II.  EXECUTIVE COMPENSATION

     The following table sets forth all compensation paid by the Company, for the years ended December 31, 1997 and 1996, the six months ended December 31, 1995 and for the fiscal year ended June 30, 1995, to Messrs. Gregg B. Shafter and Richard E. Blubaugh. Except for Mr. Blubaugh, no person who was serving as an executive officer of the Company during the year ended December 31, 1997 had total cash and cash-equivalent remuneration, which exceeded $100,000 during the year.

                          SUMMARY COMPENSATION TABLE

                                                      Annual Compensation                    Long Term
                                            --------------------------------------          Compensation
                                                                           Other            ------------
                                                                           Annual                        All Other
Name and Principal      Year or Period                                     Compen-             Stock      Compen-
    Position                Ended           Salary            Bonus        sation             Options     sation
----------------------------------------------------------------------------------          ----------------------
Gregg B.                Dec. 31, 1997      $86,395          $     -       $ 7,445   (2)             -    $ 5,100 (3)
 Shafter                Dec. 31, 1996       80,024           11,813         8,013   (2)        75,000      5,465 (3)
                        Dec. 31, 1995(1)    37,688                -         3,386   (2)        26,500      2,261 (3)
                        June 30, 1995       66,000            3,000         1,744   (2)             -      3,792 (3)

Richard E.
 Blubaugh, VP           Dec. 31, 1997       91,690                -         9,768   (2)             -      5,501 (3)
                        Dec. 31, 1996       91,676           13,754        10,214   (2)        75,000      5,703 (3)
                        Dec. 31, 1995(1)    46,575                -         5,956   (2)        52,500      2,794 (3)
                        June 30, 1995       85,500            3,500         6,481   (2)        10,000      5,400 (3)

  /(1)/  Represents the six-month period ended December 31, 1995.
  /(2)/  Includes certain perquisites, such as car allowances and life insurance premiums paid by the Company.
  /(3)/ Includes contributions by the Company to the Investment Savings Plan for Employees of Atlas.

  See also, with respect to Messrs. Shafter and Blubaugh the section entitled "Options" below.


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

                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
  AMONG ATLAS CORPORATION, THE DOW JONES EQUITY MARKET INDEX AND THE DOW JONES
                             PRECIOUS METALS INDEX*


                           [PERFORMANCE GRAPH HERE]


                                             DJ
Measurement period                           Precious    DJ
(Fiscal Year Covered)           Atlas        Index       Index
---------------------           --------     --------    --------
Measurement PT -
12/31/92                        $100.00      $100.00     $100.00

FYE 12/31/93                    $ 82.35      $160.87     $109.94
FYE 12/31/94                    $ 44.71      $134.51     $110.79
FYE 12/31/95                    $ 28.24      $142.22     $153.13
FYE 12/31/96                    $ 11.76      $144.87     $189.27
FYE 12/31/97                    $  2.57      $100.05     $236.02



* $100 INVESTED ON 12/31/91 IN STOCK OR INDEX -
  INCLUDING REINVESTMENT OF DIVIDENDS.

     INVESTMENT AND SAVINGS PLAN. The Atlas Company Investment and Savings Plan (the "Plan") benefits employees of the Company and its subsidiaries who have completed six months of service. Each participant under the Plan must be at least 21 years of age. Under the Plan, an employee may elect to contribute, pursuant to a salary reduction election, not less than 1% and not more than 10% of the employee's annual compensation. The Company makes a matching contribution of 100% of the amount contributed by the employee, but not more than 6% of the employee's annual compensation. In addition, the Company may make special contributions to the Plan, but these special contributions may not exceed the maximum amount deductible under Section 404(a)(3)(A) of the Internal Revenue Code of 1986, as amended (the "Code"). Employee contributions may be invested in a number of investment options, but not Common Stock of the Company. All matching and special contributions to the Plan are invested in shares of Common Stock of the Company.

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

                               Pension Plan Table

   Average Annual
  Compensation on
  which Retirement                             Estimated Annual Retirement Benefits at Age
 Benefits are Based                            65 for Indicated Years of Credited Services
--------------------    --------------------------------------------------------------------------------------
                               (10)              (15)              (20)              (25)              (30)
                        --------------     -------------     -------------     -------------     -------------
            $ 50,000           $ 8,535           $12,802           $17,070           $21,337           $25,604
            $100,000           $18,535           $27,802           $37,070           $46,337           $55,604
            $150,000           $28,535           $42,802           $57,070           $71,337           $85,604
            $200,000           $28,535           $42,802           $57,070           $71,337           $85,604
            $250,000           $28,535           $42,802           $57,070           $71,337           $85,604
            $300,000           $28,535           $42,802           $57,070           $71,337           $85,604

     Retirement benefits under the 1978 Retirement Plan are based on salaries and additional compensation such as awards under the Annual Incentive Plan. Directors' fees do not affect these benefits.

     Benefits listed in the table are net of an offset for part of the participant's Social Security benefits. There is no other offset. Years of service credited through December 31, 1997 under the 1978 Retirement Plan for the officers listed in the SUMMARY COMPENSATION TABLE is 14 years for Mr. Blubaugh and 4 years for Mr. Shafter.

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

     ANNUAL INCENTIVE PLAN. Under the Company's Annual Incentive Plan, incentive compensation may be paid to key employees selected by the Compensation Committee based on the achievement by the Company and the selected employees of performance goals established for each fiscal year by the Compensation Committee. In addition to target awards, which recognize achievement of the predetermined goals, the Compensation Committee may establish threshold and maximum awards to recognize performance, which has only been minimally acceptable, and performance, which has been significantly above target. Target, threshold and maximum awards are expressed as a percentage of selected employees' base salary for the pertinent fiscal year. The Compensation Committee may consider the adverse impact of external circumstances on the Company's performance in evaluating the achievement of individual employee goals and in determining whether to exercise its authority in such circumstances to make alternative or supplemental awards. Since July 1, 1993, no awards were made under the Annual Incentive Plan.

                                    OPTIONS

AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION. The following table provides information relating to the number and value of stock options exercised in the year ended December 31, 1997 and the number of exercisable and unexercisable stock options held by executive officers at December 31, 1997:

                                                                                      Number of Unexercised
                                                                                  Options at December 31, 1997
                                                                              -----------------------------------
                                      Shares Acquired          Value
               Name                     on Exercise          Realized         Exercisable        Unexercisable
-----------------------------------------------------------------------------------------------------------------
Gregg B. Shafter                                 -                  -           101,500                    -

Richard E. Blubaugh                              -                  -           127,500                    -


There were no unexercised, in-the-money options at December 31, 1997.

                       COMPENSATION COMMITTEE INTERLOCKS
                           AND INSIDER PARTICIPATION

          The members of the Compensation Committee during 1997 are identified above under the heading BOARD AND COMMITTEE MEETINGS. No member of the Compensation Committee is or has been at any time an officer of the Company or any of its subsidiaries (except for Mr. Cook who served as a non-executive Chairman of the Company during 1997). During 1997 no executive officer of the Company served as a director or as member of the Compensation Committee of another entity whose executive officers served as a director or as a member of the Compensation Committee of the Company.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                         SECURITY OWNERSHIP OF CERTAIN
                       BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth certain information as of March 15, 1998 regarding the beneficial ownership, including shares of Atlas Common Stock which may be acquired upon the exercise of stock options or warrants, or the conversion of any securities, within 60 days of March 15, 1998, of the Company's Common Stock by (i) persons known to the Company to own more than 5% of the Company's Common Stock, (ii) each director of the Company, (iii) each executive officer named in the Summary Compensation Table set forth above, and
(iv) all directors and executive officers as a group:

                            SECURITY OWNERSHIP TABLE

                                                        NUMBER OF SHARES
                                                          AND NATURE OF
                            NAME                     BENEFICIAL OWNERSHIP (1)   PERCENT OF CLASS
------------------------------------------------------------------------------------------------
M.I.M. Holdings Limited                                    3,000,000 (2)            10.58% (2)
   M.I.M. Plaza, 410 Anne St.
   Brisbane, Queensland, 4000
   Australia
H. R. Shipes                                               2,174,313 (3)             7.93% (3)
   335 North Wilmot Road, Suite 400
   Tucson, AZ  85711
Victor D. Bahary                                           1,581,200 (4)             5.78% (4)
   45 Park Boulevard
   Ocean, NJ  07712

                                                                   NUMBER OF SHARES
                                                                     AND NATURE OF
                            NAME                               BENEFICIAL OWNERSHIP (1)   PERCENT OF CLASS
----------------------------------------------------------------------------------------------------------

Independence Mining Company Inc.                                          1,400,000 (5)          5.12% (5)
   5251 DTC Parkway, Suite 700
   Englewood, CO 80111
Douglas R. Cook                                                              97,000 (6)         *
Mario Caron                                                                  50,000 (7)         *
Christopher J. A. Davie                                                      50,000 (7)         *
James H. Dunnett                                                            215,000 (8)         *
C. Thomas Ogryzlo                                                            70,000 (9)         *
Richard E. Blubaugh                                                         163,276 (10)        *
All current executive officers and directors as a group (9                3,282,714 (11)        10.89% (11)
 persons)

(1) Does not include shares issuable on the exercise of options, which have not vested and will not vest within 60 days of this report.

(2) M.I.M. Holdings Limited, to the best of the Company's knowledge, is the direct beneficial owner of (i) 2,000,000 shares of Common Stock and (ii) warrants issued by the Company which are exercisable into 1,000,000 shares of Common Stock at an exercise price of $7.00 per share.

(3) On October 28, 1996 a Schedule 13D was filed with the Securities and Exchange Commission by H.R. Shipes reflecting beneficial ownership of 2,117,646 shares of Common Stock of which 156,863 are held by Mr. Shipes for the benefit of his minor child under the Uniform Gift to Minor's Act. Also included are 56,667 shares obtainable upon exercise of options granted to Mr. Shipes under the Long Term Incentive Plan.

(4) On October 2, 1997 a Schedule 13D was filed with the Securities and Exchange Commission by Victor D. Bahary reflecting beneficial ownership of 1,581,200 shares of Common Stock.

(5) On November 3, 1995 Atlas received a copy of Schedule 13D filed by Independence Mining Company Inc. reflecting direct ownership of 1,400,000 shares of Common Stock.

(6) Includes 2,000 shares of Common Stock directly owned and 95,000 shares obtainable upon exercise of options granted to Mr. Cook under the Long Term Incentive Plan.

(7) Includes 50,000 shares obtainable upon exercise of options under the Long Term Incentive Plan.

(8) James H. Dunnett is the indirect beneficial owner of (i) 100,000 shares of Common Stock and (ii) warrants issued by the Company which are exercisable into 45,000 shares of Common Stock at an exercise price of $7.00 per share. Mr. Dunnett's holdings also include 70,000 shares obtainable upon exercise of options granted to him under the Long Term Incentive Plan.

(9) Includes 70,000 shares obtainable upon exercise of options granted under the Long Term Incentive Plan.

(10) Includes (i) 127,500 shares obtainable upon the exercise of options granted under the Long Term Incentive Plan and (ii) 35,767 shares held in Mr. Blubaugh's account under the Company's 401(k) Plan.

(11) Includes (i) 699,167 shares obtainable upon exercise of options granted under the Long Term Incentive Plan, (ii) warrants issued by the Company which are exercisable into 45,000 shares of Common Stock at an exercise price of $7.00 per share, (iii) 90,685 shares of Common Stock held beneficially under the Company's 401(k) Plan and (iv) direct ownership of 2,220,646 shares of Common Stock.


Item 13.  Certain Relationships and Related Transactions

Mr. Dunnett is a principal of the investment banking firm of Endeavour Financial Corporation ("Endeavour") which acts as a financial advisor to the Company. During the year ended December 31, 1997, the Company paid Endeavour $133,300 in advisory fees.

                                    PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
             ---------------------------------------------------------------

     (a) (1)  Financial Statements:

              See Index to Financial Statements and Schedules on page 30.

         (2)  Financial Statement Schedules:

              See Index to Financial Statements and Schedules on page 83.

         (3)  Exhibits:



Exhibit
Number                           Exhibits
--------------------------------------------------------------------------------


2.1 Agreement and Plan of Reorganization between the Company and the shareholders of Suramco Metals, Inc. dated October 7, 1996 (filed as Exhibit 2.1 to the Company's annual report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

2.2  Stock Purchase Agreement between the Company and Arimetco
     International Inc. dated October 7, 1996 (filed as Exhibit 2.2 to the Company's annual report on Form 10-K for the year ended
     December 31, 1996 and incorporated herein by reference).

2.3  Stock Purchase Agreement between the Company and Cornerstone
     Industrial Minerals Corporation dated December 13, 1996 (filed as
     Exhibit 2.3 to the Company's annual report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

2.4 Asset Purchase Agreement between the Company, Atlas Gold Mining Inc. and Atlas Precious Metals Inc. and Barrick Gold Exploration Inc. dated June 3, 1997 regarding the Company's Gold Bar property.

2.5 Letter Agreement between the Company and Tombstone Explorations Co. Ltd. dated December 19, 1997 with respect to the Company's Grassy Mountain property.

3.1  Restated Certificate of Incorporation of the Company, dated
     January 3, 1990 (filed as Exhibit 3.2 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1989, and incorporated herein by reference).

3.2  By-Laws of the Company as amended on July 12, 1995. (filed as
     Exhibit 3.3 to the Company's annual report on Form 10-K for the year ended June 30, 1995 and incorporated herein by reference).

4.1 Indenture dated as of November 10, 1995 between the Company and Chemical Bank as Trustee (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-3 (33-65165) as filed with the Commission on December 19, 1995 under the Securities Act of 1933 and incorporated herein by reference).

4.2 Escrow and Pledge Agreement dated as of November 10, 1995 between the Company and Chemical Bank as Trustee and Chemical Bank as Escrow Agent (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-3 (33-65165) as filed with the Commission on December 19, 1995 and incorporated herein by reference).

4.3 Special Warrant Indenture dated November 9, 1995 between the Company and The Montreal Trust Company of Canada containing terms and conditions governing the issue and exercise of special Debenture warrants exercisable for 7% Exchangeable Debentures due October 25, 2000 of the Company (filed as Exhibit 99.2 to the Company's Registration Statement on Form S-3 (33-65165) as filed with the Commission on December 19, 1995 and incorporated herein by reference).

4.4 Exchange Agreement dated June 1997 between the Company and the holders of the Company's 7% Exchangeable Debentures due
     October 25, 2000.

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

10.3 Amended and Restated Rights Agreement dated as of August 2, 1989 between the Company and Manufacturers Hanover Trust Company (filed as Exhibit 1 to the Company's report on Form 8-K dated August 2, 1989 and incorporated herein by reference)

10.4 Long Term Incentive Plan of the Company dated November 1, 1989 (filed as Exhibit 10.28 to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1989 and incorporated herein by reference).

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

10.7 Atlas Corporation Annual Incentive Plan adopted by the Board of Directors of the Company on March 6, 1991 (filed as Exhibit 10.20 to the Company's annual report on Form 10-K for the year ended June 30, 1991 and incorporated herein by reference).

10.8 Securities Purchase Agreement dated September 3, 1993 between the Company and Phoenix Financial Holdings Inc. (filed as Exhibit 2 to the Company's Report on Form 8-K filed on September 9, 1993 and incorporated herein by reference).

10.9 Amendment dated as of September 15, 1993 to the Amended and Restated Rights Agreement dated as of August 2, 1989 between the Company and Chemical Bank, as successor by merger with Manufacturers Hanover Trust Company (filed as Exhibit 10.25 to the Company's annual report on Form 10-K for the year ended June 30, 1993 and incorporated herein by reference).

10.10 Employment agreement made as of September 22, 1993 between the Company and David J. Birkenshaw (filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1994 and incorporated herein by reference).

10.11 Amendment dated as of August 28, 1995 to the employment agreement made as of September 22, 1993 between the Company and David J. Birkenshaw (filed as Exhibit 10.15 to the Company's annual report on Form 10-K for the year ended June 30, 1995 and incorporated herein by reference).

10.12 Share Purchase Agreement dated April 28, 1994 between the Company and M.I.M. (Canada) Inc. (filed as Exhibit 10.18 to the Company's annual report on Form 10-K for the year ended June 30, 1994 and incorporated herein by reference).

10.13 Agreement dated May 10, 1994 between the Company and Granges Inc. (filed as Exhibit 10.19 to the Company's annual report on Form 10-K for the year ended June 30, 1994 and incorporated herein by reference)

10.14 Registration Rights Agreement dated August 15, 1994 between the Company and First Marathon Securities Limited (filed as Exhibit
       10.20 to the Company's annual report on Form 10-K for the year ended June 30, 1994 and incorporated herein by reference).

10.15 Indemnity Agreement dated August 15, 1995 between the Company and M.I.M. Holdings Limited (filed as Exhibit 10.21 to the Company's annual report on Form 10-K for the year ended June 30, 1994 and incorporated herein by reference).

10.16 Second Amendment dated as of August 15, 1994 to the Amended and Restated Rights Agreement dated August 2, 1989 between the Company and Chemical Bank, as successor by merger with Manufacturers Hanover Trust Company (filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference).

10.17 The Company's Long Term Incentive Plan, as amended, dated February 17, 1995 (filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference).

10.18 Amendment dated September 15, 1995 to the employment agreement made as of February 17, 1995 between the Company and Richard E. Blubaugh (filed as Exhibit 10.27 to the Company's annual report on Form 10-K for the year ended June 30, 1995 and incorporated herein by reference).

10.19 Employment Agreement dated June 1, 1995 between the Company and Gerald E. Davis (filed as Exhibit 10.28 to the Company's annual report on Form 10-K for the year ended June 30, 1995 and incorporated herein by reference).

10.20 Amendment dated September 20, 1995 to the employment agreement dated June 1, 1995 between the Company and Gerald E. Davis (filed as Exhibit 10.29 to the Company's annual report on Form 10-K for the year ended June 30, 1995 and incorporated herein by reference).
       10.21 Underwriting Agreement dated as of October 25, 1995 by and among the Company, Yorkton Securities Inc. and First Marathon Securities
       Ltd. regarding the distribution of special Debenture warrants exercisable for 7% Exchangeable Debentures due October 25, 2000 of the Company (filed as Exhibit 99.1 to the Company's Registration Statement on Form S-3 (33-65165) as filed with the Commission on December 19, 1995 and incorporated herein by reference).

10.22 Granges Registration Agreement dated as of November 10, 1995 between the Company and Granges Inc. (filed as Exhibit 99.3 to the Company's Registration Statement on Form S-3 (33-65165) as filed with the Commission on December 19, 1995 and incorporated herein by reference).

10.23 Indemnification Agreement dated as of November 15, 1995 between the Company and Granges Inc. (filed as Exhibit 99.4 to the Company's Registration Statement on Form S-3 (33-65165) as filed with the Commission on December 19, 1995 and incorporated herein by reference).

10.24 Purchase and Sale Agreement dated October 25, 1995 between the Company and Independence Mining Company Inc. (filed as Exhibit
       99.8 to the Company's Registration Statement on Form S-3
       (33-65165) as filed with the Commission on December 19, 1995 and incorporated herein by reference).

10.25 Registration Rights Agreement dated October 25, 1995 between the Company and Independence Mining Company Inc. (filed as Exhibit
       99.9 to the Company's Registration Statement on Form S-3
       (33-65165) as filed with the Commission on December 19, 1995 and incorporated herein by reference).

10.26 Mining Venture Agreement with Granges (U.S.), Inc. dated September 29, 1995 (filed as Exhibit 10.37 to the Company's annual report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

10.27 Resignation Agreement and General Release dated June 21, 1996 between the Company and David J. Birkenshaw (filed as Exhibit
       10.36 to the Company's annual report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

10.28 Support Letter dated August 16, 1996 to the Company from Granges Inc. and Da Capo Resources Ltd. (filed as Exhibit 10.37 to the Company's annual report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

10.29 Amendment to Resignation Agreement and General Release dated October 1996 between the Company and David J. Birkenshaw (filed as Exhibit 10.38 to the Company's annual report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

10.30 Resignation Agreement and General Release dated November 5, 1996 between the Company and Gerald E. Davis (filed as Exhibit 10.39 to the Company's annual report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

10.31 Amendment to Resignation Agreement and General Release dated January 14, 1997 between the Company and Gerald E. Davis (filed as Exhibit 10.40 to the Company's annual report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

10.32 Employment Agreement dated December 1, 1996 between the Company and Gregg B. Shafter (filed as Exhibit 10.41 to the Company's annual report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

10.33 Letter Agreement dated January 6, 1997 regarding the withdrawal from the Gold Bar mining venture agreement between the Company and Granges (U.S.), Inc. (filed as Exhibit 10.42 to the Company's annual report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

21     Subsidiaries of the Company

23     Consent of Independent Auditors




(b) The Registrant did not file or amend reports on Form 8-K during the fourth quarter of 1997.


For purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned hereby undertakes as follows, which undertaking shall be incorporated by reference into the Company's Registration Statement on Form S-8, No. 33-18316 (filed on November 3, 1987, as amended by Post Effective Amendment No. 1 filed on December 15, 1987):

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

                               ATLAS CORPORATION

By: /s/ Gregg B. Shafter
Name: Gregg B. Shafter
Title:  President

Date:  March 31, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/ James R. Jensen            Treasurer, Controller & Secretary                 March 31, 1998
-----------------------------  (Principal Financial Officer
James R. Jensen                & Principal Accounting Officer)

/s/ Mario Caron                Director                                          March 31, 1998
-----------------------------
Mario Caron

/s/ Douglas R. Cook            Director                                          March 31, 1998
-----------------------------
Douglas R. Cook

/s/ Christopher J. A. Davie    Director                                          March 31, 1998
-----------------------------
Christopher J. A. Davie

/s/ James H. Dunnett           Director                                          March 31, 1998
-----------------------------
James H. Dunnett

/s/ C. Thomas Ogryzlo          Director                                          March 31, 1998
-----------------------------
C. Thomas Ogryzlo

                     ATLAS CORPORATION AND ITS SUBSIDIARIES
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
              DECEMBER 31, 1997, 1996 and 1995 and JUNE 30, 1995

                                                                     Page
                                                                     ----
FINANCIAL STATEMENTS OF ATLAS CORPORATION

     Consolidated Statements of Operations for the
     Years Ended December 31, 1997 and 1996, the Six Months Ended
     December 31, 1995 and for the Year Ended June 30, 1995.         31

     Consolidated Balance Sheets as of December 31, 1997
     and 1996.                                                       32

     Consolidated Statements of Stockholder's Equity
     (Deficit) for the Years Ended December 31, 1997 and 1996,
     the Six Months Ended December 31, 1995, and for the
     Year Ended June 30, 1995.                                       33

     Consolidated Statements of Cash Flow for the
     Years Ended December 31, 1997 and 1996, the Six Months
     Ended December 31, 1995 and for the Year Ended
     June 30, 1995                                                   34

     Notes to Consolidated Financial Statements                 35 - 61

     Report of Independent Auditors                                  62

     Consent of Independent Auditors                                 84

SCHEDULES FOR THE YEAR ENDED DECEMBER 31, 1997 AND 1996,
THE SIX MONTHS ENDED DECEMBER 31, 1995 AND FOR THE YEAR ENDED
JUNE 30, 1995:

     VIII Valuation and Qualifying Accounts and Reserves             85

                          For the Years Ended December 31, 1997 and 1996, the Six Months Ended
                                   December 31, 1995 and the Year Ended June 30, 1995
                                                     (In thousands)

Column A                                    Column B        Column C        Column D         Column E         Column F
                                                           Additions
                                           Balance at      Charged to
                                           Beginning       Costs and       Charged to                        Balance at
Classification                               Period         Expenses     Other Accounts      Deductions   End of Period
-------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1997
Provisions for loss from disposal of
 discontinued operations                     $ 18,704      $  3,217        $  2,252       $ (1,258)       $ 22,915


Year ended December 31, 1996
Provisions for  loss from disposal of
 discontinued operations                       21,623             -               -         (2,919)         18,704

Six Months ended December 31, 1995
Provisions for loss from disposal of
 discontinued operations                       22,829             -               -         (1,206)         21,623


Year ended June 30, 1995
Provisions for loss from disposal of
 discontinued operations                       27,707           225               -         (5,103)         22,829

-------------------------------------------------------------------------------------------------------------------------

                              SCHEDULE OF EXHIBITS



Exhibit
Number                              Exhibits
-------------------------------------------------------------------------------




2.1 Agreement and Plan of Reorganization between the Company and the shareholders of Suramco Metals, Inc. dated October 7, 1996 (filed as Exhibit 2.1 to the Company's annual report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

2.2  Stock Purchase Agreement between the Company and Arimetco
     International Inc. dated October 7, 1996 (filed as Exhibit 2.2 to the Company's annual report on Form 10-K for the year ended
     December 31, 1996 and incorporated herein by reference).

2.3  Stock Purchase Agreement between the Company and Cornerstone
     Industrial Minerals Corporation dated December 13, 1996 (filed as
     Exhibit 2.3 to the Company's annual report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

2.4 Asset Purchase Agreement between the Company, Atlas Gold Mining Inc. and Atlas Precious Metals Inc. and Barrick Gold Exploration Inc. dated June 3, 1997 regarding the Company's Gold Bar property.

2.5 Letter Agreement between the Company and Tombstone Explorations Co. Ltd. dated December 19, 1997 with respect to the Company's Grassy Mountain property.

3.1  Restated Certificate of Incorporation of the Company, dated
     January 3, 1990 (filed as Exhibit 3.2 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1989, and incorporated herein by reference).

3.2  By-Laws of the Company as amended on July 12, 1995. (filed as
     Exhibit 3.3 to the Company's annual report on Form 10-K for the year ended June 30, 1995 and incorporated herein by reference).

4.1 Indenture dated as of November 10, 1995 between the Company and Chemical Bank as Trustee (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-3 (33-65165) as filed with the Commission on December 19, 1995 under the Securities Act of 1933 and incorporated herein by reference).

4.2 Escrow and Pledge Agreement dated as of November 10, 1995 between the Company and Chemical Bank as Trustee and Chemical Bank as Escrow Agent (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-3 (33-65165) as filed with the Commission on December 19, 1995 and incorporated herein by reference).

4.3 Special Warrant Indenture dated November 9, 1995 between the Company and The Montreal Trust Company of Canada containing terms and conditions governing the issue and exercise of special Debenture warrants exercisable for 7% Exchangeable Debentures due October 25, 2000 of the Company (filed as Exhibit 99.2 to the Company's Registration Statement on Form S-3 (33-65165) as filed with the Commission on December 19, 1995 and incorporated herein by reference).

4.4 Exchange Agreement dated June 1997 between the Company and the holders of the Company's 7% Exchangeable Debentures due October 25, 2000.

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

10.3 Amended and Restated Rights Agreement dated as of August 2, 1989 between the Company and Manufacturers Hanover Trust Company (filed as Exhibit 1 to the Company's report on Form 8-K dated August 2, 1989 and incorporated herein by reference).

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

10.7 Atlas Corporation Annual Incentive Plan adopted by the Board of Directors of the Company on March 6, 1991 (filed as Exhibit 10.20 to the Company's annual report on Form 10-K for the year ended June 30, 1991 and incorporated herein by reference).

10.8 Securities Purchase Agreement dated September 3, 1993 between the Company and Phoenix Financial Holdings Inc. (filed as Exhibit 2 to the Company's Report on Form 8-K filed on September 9, 1993 and incorporated herein by reference).

10.9 Amendment dated as of September 15, 1993 to the Amended and Restated Rights Agreement dated as of August 2, 1989 between the Company and Chemical Bank, as successor by merger with Manufacturers Hanover Trust Company (filed as Exhibit 10.25 to the Company's annual report on Form 10-K for the year ended June 30, 1993 and incorporated herein by reference).

10.10 Employment agreement made as of September 22, 1993 between the Company and David J. Birkenshaw (filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1994 and incorporated herein by reference).

10.11 Amendment dated as of August 28, 1995 to the employment agreement made as of September 22, 1993 between the Company and David J. Birkenshaw (filed as Exhibit 10.15 to the Company's annual report on Form 10-K for the year ended June 30, 1995 and incorporated herein by reference).

10.12 Share Purchase Agreement dated April 28, 1994 between the Company and M.I.M. (Canada) Inc. (filed as Exhibit 10.18 to the Company's annual report on Form 10-K for the year ended June 30, 1994 and incorporated herein by reference).
10.13 Agreement dated May 10, 1994 between the Company and Granges Inc. (filed as Exhibit 10.19 to the Company's annual report on Form 10-K for the year ended June 30, 1994 and incorporated herein by reference)

10.14 Registration Rights Agreement dated August 15, 1994 between the Company and First Marathon Securities Limited (filed as Exhibit 10.20 to the Company's annual report on Form 10-K for the year ended June 30, 1994 and incorporated herein by reference).

10.15 Indemnity Agreement dated August 15, 1995 between the Company and M.I.M. Holdings Limited (filed as Exhibit 10.21 to the Company's annual report on Form 10-K for the year ended June 30, 1994 and incorporated herein by reference).

10.16 Second Amendment dated as of August 15, 1994 to the Amended and Restated Rights Agreement dated August 2, 1989 between the Company and Chemical Bank, as successor by merger with Manufacturers Hanover Trust Company (filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference).

10.17 The Company's Long Term Incentive Plan, as amended, dated February 17, 1995 (filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference).

10.18 Amendment dated September 15, 1995 to the employment agreement made as of February 17, 1995 between the Company and Richard E. Blubaugh (filed as Exhibit 10.27 to the Company's annual report on Form 10-K for the year ended June 30, 1995 and incorporated herein by reference).

10.19 Employment Agreement dated June 1, 1995 between the Company and Gerald E. Davis (filed as Exhibit 10.28 to the Company's annual report on Form 10-K for the year ended June 30, 1995 and incorporated herein by reference).

10.20 Amendment dated September 20, 1995 to the employment agreement dated June 1, 1995 between the Company and Gerald E. Davis (filed as Exhibit 10.29 to the Company's annual report on Form 10-K for the year ended June 30, 1995 and incorporated herein by reference).

10.21 Underwriting Agreement dated as of October 25, 1995 by and among the Company, Yorkton Securities Inc. and First Marathon Securities Ltd. regarding the distribution of special Debenture warrants exercisable for 7% Exchangeable Debentures due October 25, 2000 of the Company (filed as Exhibit 99.1 to the Company's Registration Statement on Form S-3 (33-65165) as filed with the Commission on December 19, 1995 and incorporated herein by reference).

10.22 Granges Registration Agreement dated as of November 10, 1995 between the Company and Granges Inc. (filed as Exhibit 99.3 to the Company's Registration Statement on Form S-3 (33-65165) as filed with the Commission on December 19, 1995 and incorporated herein by reference).

10.23 Indemnification Agreement dated as of November 15, 1995 between the Company and Granges Inc. (filed as Exhibit 99.4 to the Company's Registration Statement on Form S-3 (33-65165) as filed with the Commission on December 19, 1995 and incorporated herein by reference).

10.24 Purchase and Sale Agreement dated October 25, 1995 between the Company and Independence Mining Company Inc. (filed as Exhibit
       99.8 to the Company's Registration Statement on Form S-3
       (33-65165) as filed with the Commission on December 19, 1995 and incorporated herein by reference).

10.25 Registration Rights Agreement dated October 25, 1995 between the Company and Independence Mining Company Inc. (filed as Exhibit
       99.9 to the Company's Registration Statement on Form S-3
       (33-65165) as filed with the Commission on December 19, 1995 and incorporated herein by reference).

10.26 Mining Venture Agreement with Granges (U.S.), Inc. dated September 29, 1995 (filed as Exhibit 10.37 to the Company's annual report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

10.27 Resignation Agreement and General Release dated June 21, 1996 between the Company and David J. Birkenshaw (filed as Exhibit
       10.36 to the Company's annual report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

10.28 Support Letter dated August 16, 1996 to the Company from Granges Inc. and Da Capo Resources Ltd. (filed as Exhibit 10.37 to the Company's annual report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

10.29 Amendment to Resignation Agreement and General Release dated October 1996 between the Company and David J. Birkenshaw (filed as
       Exhibit 10.38 to the Company's annual report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

10.30 Resignation Agreement and General Release dated November 5, 1996 between the Company and Gerald E. Davis (filed as Exhibit 10.39 to the Company's annual report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

10.31 Amendment to Resignation Agreement and General Release dated January 14, 1997 between the Company and Gerald E. Davis (filed as Exhibit
       10.40 to the Company's annual report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

10.32 Employment Agreement dated December 1, 1996 between the Company and Gregg B. Shafter (filed as Exhibit 10.41 to the Company's annual report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

10.33 Letter Agreement dated January 6, 1997 regarding the withdrawal from the Gold Bar mining venture agreement between the Company and Granges (U.S.), Inc. (filed as Exhibit 10.42 to the Company's annual report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

21     Subsidiaries of the Company

23     Consent of Independent Auditors