Form 10-Q
period 1998-03-31
ATLAS CORP
filed 1998-05-20
CIK 8302

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q



COMMISSION FILE NO. 1-2714

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the quarterly period ended March 31, 1998
                                                --------------
                                      or

(_) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


            For the transition period from ________________________
                                        to ________________________

                               ATLAS CORPORATION
                            -----------------------
                     (Exact name of registrant as specified
                                in its charter)


     DELAWARE                                      13-5503312
------------------                               ------------

(State or other jurisdiction of                  (I. R. S. Employer
incorporation or organization)                    Identification No.)


             370 Seventeenth Street, Suite 3140, Denver, CO  80202
             -----------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)


                                 303-629-2440
                             --------------------
                        (Registrant's telephone number,

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


                                Yes   X   No _____
                                    -----



As of May 8, 1998, 27,360,253 shares of Common Stock, par value $1 per share, were issued and outstanding.

                        PART I.  FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS.
        --------------------
                               ATLAS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (in Thousands)

                                                   March 31,   December 31,
                                                     1998         1997
--------------------------------------------------------------------------------
                                                  (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                       $      91    $      583
   Accounts receivable - Trade                           746           542
   Title X receivable (Note 5)                         1,100         1,100
   Accounts receivable - Other                           370           541
   Inventories                                           923           965
   Prepaid expenses and other current assets              97            37
                                                  -----------  ------------
     Total current assets                              3,327         3,768
                                                  -----------  ------------
Property, plant and equipment                         60,570        60,427
Less, accumulated depreciation, depletion,
  amortization and impairment                        (46,242)      (46,027)
                                                  -----------  ------------
                                                      14,328        14,400

Restricted cash and securities                         6,181         6,208
Asset held for sale                                    3,191         3,000
Title X receivable (Note 5)                           14,765        14,765
Other assets                                             131           175
                                                  -----------  ------------
                                                   $  41,923    $   42,316
                                                  ===========  ============

LIABILITIES
Current liabilities:
   Trade accounts payable                          $   2,242    $    2,209
   Accrued liabilities                                 2,330         2,189
   Short-term debt (Note 5)                            5,754         6,017
   Deferred gain on joint venture agreement              750           750
   Current portion of estimated uranium
      reclamation costs                                  800           800
                                                  -----------  ------------
     Total current liabilities                        11,876        11,965

Long-term debt                                         1,917         1,917
Other liabilities, long-term                          27,889        27,903

Commitments and contingencies (Note 5)

STOCKHOLDERS' EQUITY
Common stock                                          27,360        27,282
Capital in excess of par value                        66,672        66,735
Deficit                                              (93,791)      (93,486)
                                                  -----------  ------------
     Total stockholders' equity                          241           531
                                                  -----------  ------------
                                                   $  41,923    $   42,316
                                                  ===========  ============
See notes to consolidated financial statements.

                               ATLAS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (In Thousands, Except Per Share Data, Unaudited)

                                                Three Months Ended
                                                     March 31,
                                            --------------------------
                                                1998             1997
======================================================================
Mining revenue                               $    1,136       $    654
Costs and expenses:
   Production costs                                 973            614
   Depreciation, depletion and amortization         200            250
   Shutdown and standby costs                        75            107
   General and administrative expenses              324            542
   Exploration and prospecting costs                 22            557
                                             ----------       --------
    Gross Operating Loss                           (458)        (1,416)
                                             ----------       --------
Other (income) and expense:
   Interest expense                                 159            310
   Interest income                                  (74)          (114)
   Loss on asset held for sale                       --             57
   Other                                           (238)          (103)
                                             ----------       --------
     Loss from continuing operations
       before income
     Taxes                                         (305)        (1,566)

Provision for income taxes                           --             --
                                             ----------       --------
   Net loss                                        (305)        (1,566)
                                             ----------       --------

Other comprehensive income, net of tax:
   Unrealized holding loss on securities             --         (4,197)
                                             ----------       --------
   Comprehensive loss                        $     (305)      $ (5,763)
                                             ==========       ========

Basic and diluted earnings per share
   of common stock:
   Net loss                                  $    (0.01)      $  (0.06)
                                             ==========       ========

Average number of common shares outstanding      27,344         24,193
                                             ==========       ========

See notes to consolidated financial statements.


                               ATLAS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands, Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                               ----------------------------
                                                   1998             1997
================================================================================
Operating activities:
  Net loss                                        $   (305)      $   (1,566)
  Add (deduct) non-cash items:
    Depreciation, depletion, amortization              216              261
    Gain on joint venture agreement                   (188)              --
    Loss on asset held for sale                         --               57
    Other                                               --               30
  Net change in non-cash items
    related to operations (Note 3)                     488              807
                                                  --------       ----------
    Cash provided by (used in) continuing
    operations                                         211             (411)
                                                  --------       ----------
From discontinued operations:
  Change in estimated uranium reclamation costs       (105)             366
                                                  --------       ----------
    Cash provided by (used in)
      discontinued operations                         (105)             366
                                                  --------       ----------
    Cash provided by (used in)
      operating activities                             106              (45)
                                                  --------       ----------

Investing activities:
  Additions to property, plant and equipment          (194)            (148)
  Proceeds from sale of equipment                       50               --
  Investment in asset held for sale                   (191)            (740)
                                                  --------       ----------
    Cash provided by (used in)
      investing activities                            (335)            (888)
                                                  --------       ----------

Financing activities:
  Net increase (repayment) of short-term debt         (263)              99
                                                  --------       ----------
    Cash provided by (used in)
      financing activities                            (263)              99
                                                  --------       ----------

Decrease in cash and cash equivalents                 (492)            (834)

Cash and cash equivalents:
  Beginning of period                                  583            1,022
                                                  --------       ----------
  End of period                                   $     91       $      188
                                                  ========       ==========





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

   In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results for these interim periods are not necessarily indicative of results for the entire year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report of Form 10-K for the fiscal year ended December 31, 1997.

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

3. The components of the net change in items other than cash related to operating activities as reflected in the Consolidated Statements of Cash Flows are as follows:

                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                              1998       1997
==============================================================================
Add (deduct) items other than cash:
  Accounts receivable                                       $    (33)  $ (125)
  Inventories                                                     42      (70)
  Prepaid expenses and other current assets                      (60)      73
  Other assets                                                    71       60
  Trade accounts payable                                          33      480
  Accrued liabilities                                            449      255
  Other liabilities, long-term                                   (14)     134
                                                            --------   ------
                                                            $    488   $  807
                                                            ========   ======

4. Short term debt consisted of the following:

                                                            March 31,  December
                                                              1998     31, 1997
                                                            --------   --------
   Redeemable Convertible Debenture, due
    September 20, 1998, bearing interest at 9%              $  3,500    $3,500
   Advances on sale of concentrates                              975       968
   Other                                                       1,279     1,549
                                                            --------    ------
                                                            $  5,754    $6,017
                                                            ========    ======

5. The Company is obligated to decommission and reclaim its uranium mill site located near Moab, Utah. The Company discontinued its uranium operations and permanently shut down its uranium mill and mines in 1987, and estimated shutdown expenses and reclamation costs were accrued. Title X of "The Comprehensive National Energy Policy Act" ("Title X"), enacted in October 1992, provides for the reimbursement of past and future reclamation expenses related to uranium sites operated under Atomic Energy Commission contracts. The Company's uranium reclamation costs are subsidized by this Government cost sharing program since 56% of its tailings were generated under government contracts. The total estimated reclamation liability ($21,830,000) and current and future Title X receivables ($15,865,000) are shown separately in the accompanying consolidated balance sheets leaving a net liability to the Company of $5,965,000 as of March 31, 1998.

  The Company has submitted five claims to the Department of Energy ("DOE") under Title X for reclamation costs incurred from the fiscal year ended June 30, 1980 through March 31, 1998. As of May 1, 1998, the status of the five claims is as follows:

                                                                     Actual
                                     Gross         Anticipated        Reim-
                    Gross Claim      Amount       Reimbursement     bursement      Anticipated
Claim Date            Amount        Approved       Receivable       Payments       Balance Due
-----------------------------------------------------------------------------------------------
July 7, 1994       $4,999,000      $4,510,000     $2,530,000        $2,313,000     $  217,000
June 16, 1995       3,638,000       2,591,000      1,453,000         1,267,000        186,000
May 1, 1996         3,998,000       2,884,000      1,618,000         1,112,000        506,000
May 1, 1997         2,054,000       1,579,000        886,000           529,000        357,000
May 1, 1998         1,602,000              --/1/     899,000                --        899,000
-----------------------------------------------------------------------------------------------
Totals                                            $7,386,000        $5,221,000     $2,165,000
===============================================================================================

  /1/  Pending.

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

RECENT EVENTS

  On April 27, 1998, The Company executed a letter agreement (the "Agreement") with North & South International Bancorp Limited, a Canadian Corporation with offices in Toronto, Ontario (the "Buyer"), for the sale of all of its controlling interest in Cornerstone Industrial Minerals Corporation ("Cornerstone") for total consideration of approximately $3.2 million. The Agreement, anticipated to be completed in June, is subject to completion of definitive agreements, a due diligence investigation by the Buyer, and approval of the Boards of Directors of the Buyer and Cornerstone.

  During 1997, the Company completed transactions on three of its non-operating properties. In June 1997, the Company sold 90% of its Gold Bar property to Barrick Gold Exploration Inc. ("Barrick") for $1 million in cash and the purchase by Barrick of one million shares of the Company's stock at $1 per share. Under the agreement, Barrick is also required to spend $3 million in exploration expenditures by June of 1999. To date Barrick has spent in excess of $1 million on exploration and is presently conducting exploratory drilling at Gold Bar. At Barrick's election, on or before June 3, 1999, the balance of the Gold Bar property will be conveyed to Barrick and Atlas may elect either to receive an additional $15,000,000 in cash and retain a 2% net smelter royalty, or to participate with Barrick in the further exploration and development of Gold Bar as a 25% carried joint venture participant. If Atlas elects to participate as a joint venture partner, Barrick will spend a minimum of $15,000,000 on the project. If Barrick chooses not to acquire the balance of the properties within the two-year period, all of Barrick's interest in the Gold Bar properties will be reconveyed to Atlas. In September, the Company executed an option agreement for the sale of its Doby George property for a total purchase price of $1.6 million, to be paid in installments through September 1998. The Company also completed an option agreement for the sale of its Grassy Mountain property for $4 million to be paid in installments over four years.

  In February 1997, Arisur signed a financing agreement with the Corporacion Andina de Fomento ("CAF") for $3 million. CAF is a multilateral financial institution that supports sustainable development and integration efforts within the Andean region of South America. The proceeds of the first tranche of the loan of $2.3 million, received in May 1997, paid for certain equipment and expansion programs of the Bolivian operations and reimbursed Atlas $560,000 of funds previously advanced for said purposes. The remaining $700,000 has not yet been funded pending final approvals from CAF.

  CAPITAL RESOURCE REQUIREMENTS

  Bolivian operations

  The Company is in the process of evaluating a program for its Andacaba mine to increase its current reserves and to justify increased development. Based upon the results of the evaluation, the Company anticipates the implementation of a new operating plan at Andacaba. Implementation of the operating plan would require additional capital expenditures for underground drilling and/or development of either an internal mine shaft or a decline to provide for increased productivity through more efficient access to the ore body. The Company also continues to evaluate the feasibility of the start-up of its Comali mill, which would require approximately $200,000 in improvements. Limited development is underway at Don Francisco and Koyamayu.

  It is anticipated that funding for the initial drill program will be financed with funds from the sale of Cornerstone (see above). Other capital expenditures would be financed from remaining funds available from the CAF loan noted above and/or through other long-term project financing and cash flows from operations as available.

  The Company anticipates that the acquisition of additional Bolivian operations, if any, would be funded with cash flow from operations, project financing, placement of additional equity or debt and/or the proceeds from the sale of assets discussed above.

  Gold Properties

  Exploration and development expenditures on the Gold Bar claim block are being funded by Barrick as described above. With the completion of the agreement with Barrick, the Company's holding costs on the property will decrease in 1998 to an estimated $300,000. These costs will be funded from the proceeds from the sale of Cornerstone and/or other properties (see above).

  While the Company has made the expansion of the Bolivian lead, zinc and silver operations its immediate focus, its long term strategy is to grow its Bolivian operations, and to develop and expand the Company's interests in gold properties.

  Reclamation Activities

  The Company is obligated to decommission and reclaim its uranium mill site near Moab, Utah. Final reclamation will commence following the issuance of a final Environmental Impact Statement on Atlas's reclamation plan. See below, "Results of Operations -- Reclamation Activities." The total estimated cost of Atlas's proposed reclamation plan is approximately $22 million. As the Department of Energy will reimburse 56% of all reclamation costs under Title X, Atlas will be reimbursed for approximately $12.3 million in reclamation costs, leaving Atlas approximately $9.7 million to fund. The Company has filed claims of $7.4 million for reimbursement of Title X reclamation costs incurred through March 1998 and has received payments of $5.2 million, leaving $2.2 million in Title X reimbursements currently due Atlas. Atlas also has $4.2 million in restricted cash securing a Nuclear Regulatory Commission ("NRC") reclamation performance bond. In order to meet its reclamation obligations, the Company anticipates using the Title X receivable and restricted cash noted above and, as necessary, cash flow from operations and/or the sale of assets.

LIQUIDITY

  As of March 31, 1998, the working capital deficit was $8,549,000, which compares to a deficit of $8,197,000 as of December 31, 1997. The Company's current ratio at March 31, 1998 was .28 to 1, compared to .31 to 1 at December 31, 1997. The decrease during the quarter is a result of capital expenditures of $194,000 and the operating loss during the period.

  In order to fund near term capital requirements, the Company has entered into the agreement for the sale of Cornerstone, the CAF loan and other asset sales all discussed above. Longer term capital requirements will be satisfied from project financing, future operating cash flows, placement of additional equity or debt and/or from the sale of other assets.

RESULTS OF OPERATIONS

  During the quarter ended March 31, 1998, the Company had mining revenue of $1,136,000 compared to $654,000 in the same period of 1997. During 1997, the Company completed a mill expansion which more than doubled the capacity of the Andacaba Mill. Also, production of 13,274 tonnes during the quarter ended March 31, 1997 was less than expected due to flooding which reduced production from Andacaba. As a result of the above, production increased during the three months ended March 31, 1998 to 26,296 tonnes and is the primary reason for the increase in revenue.

  Cash production costs were $973,000 in the first quarter of 1998 compared to $614,000 during the same period of 1997. The increase in production costs during the period is also primarily related to the increase in production as described above. Total costs decreased from $46 per tonne in 1997 to $37 per tonne in 1998 as the efficiencies associated with the higher production have begun to take hold.

  Shutdown and standby costs at Gold Bar of $75,000 were incurred in the three month period ended March 31, 1998 compared to $107,000 for the comparable period in 1997. The decrease is a result of cost cutting measures implemented by the Company and also as a result of the assumption of certain of these costs under the agreement with Barrick as described above.

  Exploration costs for the three-month period ending March 31, 1998 were $22,000 compared to $557,000 for the comparable period in 1997. The 1997 amount includes a $450,000 charge pursuant to the Company's joint venture termination agreement with Vista Gold Corp. These costs have also been reduced as part of the Company's cost reduction program and through the allocation of certain costs to joint venture partners.

  General and administrative expenses for the three months ended March 31, 1998 were $324,000 compared to $542,000 for the comparable period in 1997. The Company has continued its efforts to reduce such expenses. The Company's corporate staff has been reduced from 11 people in the first quarter of 1997 to 6 at March 31, 1998. Additionally, in December 1997, the Company negotiated a reduction in the amount of space under lease at its corporate headquarters in Denver, Colorado, resulting in a reduction of $11,000 per month in leasehold costs. Strong efforts have also been made to reduce outside consulting fees wherever possible.

  Interest expense incurred during the three month period ended March 31, 1998 was $159,000 compared to $310,000 for the three month period ended March 31, 1997. The decrease is primarily a result of the Company's repurchase of its Exchangeable Debenture in June 1997, reducing interest expense by $60,000 per month. This reduction has been offset in part by the increase in interest expense related to the CAF and other loans for the Bolivian operations.

  During the quarter ended March 31, 1998, the Company incurred $194,000 in capital expenditures, substantially all of which related to the mine and mill expansion in Bolivia.

  Reclamation Activities

  On March 7, 1997, the US Nuclear Regulatory Commission ("NRC") issued its final Technical Evaluation Report ("TER") which concluded that the Atlas reclamation plan was in compliance with the technical requirements for capping the tailings facility on-site. With completion of the final TER, the remaining requirement before NRC can complete the Environmental Impact Statement ("EIS") and make its final decision on the reclamation plan is completion of the final biological opinion by the US Fish and Wildlife Service ("FWS"). In its revised draft biological opinion released April 15, 1998, the FWS removed its recommendation for off-site tailings disposal. Currently, Atlas is working with NRC, FWS, and the Council on Environmental Quality toward completion of the biological opinion. Management is confident that a mutually acceptable resolution for the remaining issues of concern will be achieved. The final EIS is anticipated before year-end 1998.

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

        b.   Reports on Form 8-K
             None

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


                                    ATLAS CORPORATION
                                    -----------------
                                    (Registrant)


                                    By: /s/ James R. Jensen
                                        -------------------
                                        James R. Jensen
                                        Treasurer


Date:    May 20, 1998                   /s/ James R. Jensen
         ------------                   -------------------
                                        James R. Jensen
                                        Treasurer (Principal Financial Officer &
                                        Chief Accounting Officer)