Form 10-Q
period 1998-06-30
ATLAS CORP
filed 1998-08-14
CIK 8302

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


COMMISSION FILE NO. 1-2714

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 1998
                                                 -------------

                                      or

(_) Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934


            For the transition period from ________________________
                                       to  ________________________

                               ATLAS CORPORATION
                             ---------------------
                    (Exact name of registrant as specified
                                in its charter)

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

                                Yes   X   No _______
                                    -----

As of August 14, 1998, 27,360,253 shares of Common Stock, par value $0.01 per share, were issued and outstanding.

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
         --------------------
                               ATLAS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (in Thousands)

                                                               June 30,                     December 31,
                                                                 1998                           1997
-----------------------------------------------------------------------------------------------------------
                                                              (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                        $    583                       $    583
   Accounts receivable  trade                                            926                            542
   Title X receivable (Note 5)                                         1,100                          1,100
   Accounts receivable  other                                            294                            541
   Inventories                                                         1,009                            965
   Prepaid expenses and other current assets                              43                             37
                                                        --------------------
      Total current assets                                             3,955                          3,768
                                                        --------------------          ---------------------
Property, plant and equipment                                         58,997                         60,427
Less, accumulated depreciation, depletion,
   amortization and impairment                                       (46,488)                       (46,027)
                                                        --------------------          ---------------------
                                                                      12,509                         14,400

Restricted cash and securities                                         6,181                          6,208
Asset held for sale                                                    3,000                          3,000
Title X receivable (Note 5)                                           13,684                         14,765
Other assets                                                             136                            175
                                                        --------------------          ---------------------
                                                                    $ 39,465                       $ 42,316
                                                        ====================          =====================

LIABILITIES
Current liabilities:
   Trade accounts payable                                           $  1,992                       $  2,209
   Accrued liabilities                                                 2,071                          2,189
   Short-term debt (Note 4)                                            5,936                          6,017
   Deferred gain on joint venture agreement                              688                            750
   Current portion of estimated uranium reclamation
   costs (Note 5)                                                        800                            800
                                                        --------------------          ---------------------
      Total current liabilities                                       11,487                         11,965

Long-term debt                                                         1,917                          1,917
Other liabilities, long-term (Note 5)                                 26,679                         27,903

Commitments and contingencies (Note 5)
STOCKHOLDERS' EQUITY
   Common stock                                                       27,360                         27,282
   Capital in excess of par value                                     66,672                         66,735
   Deficit                                                           (94,650)                       (93,486)
                                                        --------------------          ---------------------
      Total stockholders' equity                                        (618)                           531
                                                        --------------------
                                                                    $ 39,465                       $ 42,316
                                                        ====================          =====================

See notes to consolidated financial statements.

                               ATLAS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In Thousands, Except Per Share Data, Unaudited)

                                                               Three Months Ended                         Six Months Ended
                                                                    June 30,                                  June 30,
                                                    -------------------------------------     -------------------------------------
                                                           1998                 1997                 1998                 1997
-----------------------------------------------------------------------------------------------------------------------------------
Mining revenue                                               $   963              $   995              $ 2,099              $ 1,649
Costs and expenses:
 Production costs                                                831                  778                1,804                1,392
 Depreciation, depletion and amortization                        227                  186                  427                  436
 Impairment of mineral property                                   34                1,225                   34                1,225
 Shutdown and standby costs                                       88                  125                  163                  232
 General and administrative expenses                             332                  526                  656                1,068
 Exploration and prospecting costs                                20                   82                   42                  639
                                                    ----------------     ----------------     ----------------     ----------------
  Gross operating loss                                          (569)              (1,927)              (1,027)              (3,343)

Other (income) and expense:
 Interest expense                                                137                  297                  296                  607
 Interest income                                                 (80)                 (79)                (154)                (193)
 Gain from joint venture agreement                              (188)                 (63)                (375)                 (63)
 Loss on repurchase of debentures                                 --                5,411                   --                5,411
 Loss on asset held for sale                                     474                   57                  474                  114
 Other                                                           (53)                  62                 (104)                 (41)
                                                    ----------------     ----------------     ----------------     ----------------
  Loss from continuing operations before
  taxes and minority interest                                   (859)              (7,612)              (1,164)              (9,178)

Provision for income taxes                                        --                   --                   --                   --
                                                    ----------------     ----------------     ----------------     ----------------

 Net loss                                           $           (859)    $         (7,612)    $         (1,164)    $         (9,178)
                                                    ================     ================     ================     ================

Basic and diluted earnings per share of common stock:
 Loss from continuing operations                    $          (0.03)    $          (0.31)    $          (0.04)    $          (0.38)
 Loss from discontinued operations                                --                   --                   --                   --
                                                    ----------------     ----------------     ----------------     ----------------
 Net loss                                           $          (0.03)    $          (0.31)    $          (0.04)    $          (0.38)
                                                    ================     ================     ================     ================

Average number of common
 shares outstanding                                           27,360               24,582               27,352               24,389
                                                    ================     ================     ================     ================


See notes to consolidated financial statements

                               Atlas Corporation
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands, Unaudited)

                                                                  Six Months Ended
                                                                      June 30,
                                                      --------------------------------------
                                                              1998                    1997
--------------------------------------------------------------------------------------------

Operating activities:
   Net loss                                              $     (1,164)         $   (9,178)
   Add (deduct) non-cash items:
   Depreciation, depletion, amortization                          464                 435
   Impairment of mineral property                                  34               1,225
   Gain on joint venture agreement                               (375)                (62)
   Loss on asset held for sale                                    474                 114
   Loss on repurchase of debentures                                --               5,411
   Other                                                           --                  87
Net change in non-cash items
  related to operations (Note 3)                               (1,030)                 99
                                                         ------------          ----------
                                                               (1,597)             (1,869)
                                                         ------------          ----------
From discontinued operations:
   Change in estimated uranium reclamation costs                  759                  27
                                                         ------------          ----------
   Cash provided by discontinued operations                       759                  27
   Cash used in operating activities                             (838)             (1,842)
                                                         ------------          ----------
Investing activities:
   Additions to property, plant and equipment                    (281)             (1,548)
   Proceeds from joint venture agreement                           --               1,500
   Proceeds from sale of property, plant and equipment          1,674                  --
   Investment in asset held for sale                             (474)              (1,183)
   Proceeds from sale of marketable securities                     --                   76
                                                         ------------          -----------
       Cash provided by (used in) investing activities            919               (1,155)
                                                         ------------          -----------

Financing activities:
   Net repayment of short-term debt                               (81)                  --
   Borrowings on short-term debt                                   --                  319
   Proceeds from issuance of stock                                 --                  500
   Proceeds from issuance of long-term debt                        --                2,300
   Costs of repurchasing of debentures                             --                 (117)
                                                         ------------          -----------
       Cash provided by (used in) financing activities            (81)               3,002
                                                         ------------          -----------

Increase in cash and cash equivalents                              --                    5

Cash and cash equivalents:
   Beginning of period                                               583               1,022
                                                      ------------------         -----------

   End of period                                      $              583         $     1,027
                                                      ==================         ===========


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

3. The components of the net change in items other than cash related to operating activities as reflected in the Consolidated Statements of Cash Flows are as follows:

                                                                           Six Months Ended
                                                                               June 30,
                                                              ---------------------------------------
                                                                      1998                  1997
-----------------------------------------------------------------------------------------------------
Add (deduct) items other than cash:
        Accounts receivable                                             $  (137)                $(169)
        Inventories                                                         (44)                 (223)
        Prepaid expenses and other current assets                            (6)                  104
        Other assets                                                         66                   172
        Trade accounts payable                                             (217)                   86
        Accrued liabilities                                                (103)                  103
        Other liabilities, long-term                                       (589)                   26
                                                                        $(1,030)                $  99
                                                              =================     =================

4.  Short-term debt consisted of the following:


                                                                                          June 30,         December 31,
                                                                                            1998               1997
-----------------------------------------------------------------------------------------------------------------------
Redeemable Convertible Debenture, due September 20, 1998, bearing interest at 9%          $3,500           $3,500
Advances on sale of concentrates                                                           1,256              968
Other                                                                                      1,180            1,549
                                                                                          ------           ------
                                                                                          $5,936           $6,017
                                                                                          ======           ======

5. The Company is obligated to decommission and reclaim its uranium mill site located near Moab, Utah. The Company discontinued its uranium operations and permanently shut down its uranium mill and mines in 1987, and estimated shutdown expenses and reclamation costs were accrued. Title X of "The Comprehensive National Energy Policy Act" ("Title X"), enacted in October 1992, provides for the reimbursement of past and future reclamation expenses related to uranium sites operated under Atomic Energy Commission contracts. The Company's uranium reclamation costs are subsidized by this Government cost sharing program since 56% of its tailings were generated under government contracts. The total estimated reclamation liability ($21,613,000) and current and future Title X receivables ($14,784,000) are shown separately in the accompanying consolidated balance sheets, leaving a net liability to the Company of $6,829,000 as of June 30, 1998.

    The Company has submitted five claims to the Department of Energy ("DOE") under Title X for reclamation costs incurred from the fiscal year ended June 30, 1980 through March 31, 1998. As of June 30, 1998, the status of the five claims is as follows:

                                                                                           Actual
                                               Gross Amount          Reim-bursement   Reim-bursements
                             Gross Claim         Approved              Receivable         Received        Balance  Due
Claim Date                      Amount
-----------------------------------------------------------------------------------------------------------------------
July 7, 1994                     $4,999,000        $4,510,000             $2,530,000        $2,336,000        $  194,000
June 16, 1995                     3,638,000         2,591,000              1,453,000         1,287,000           166,000
May 1, 1996                       3,998,000         2,884,000              1,618,000         1,166,000           452,000
May 1, 1997                       2,054,000         1,579,000                886,000           567,000           319,000
May 1, 1998                       1,602,000                --   /1/          899,000                --           899,000   /1/
------------------------------------------------------------------------------------------------------------------------
 Totals                                                                   $7,386,000        $5,356,000        $2,030,000
========================================================================================================================

 /1/   Pending.

    In addition to the above amounts, the Company includes in the Title X receivable in the consolidated balance sheet an amount equal to 56% of its future estimated reclamation costs. Timing of the actual payments for approved reimbursements is a function of Congressional appropriation of Title X funding.

6. At the Company's annual meeting dated June 18, 1998, the stockholders of the Company approved an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of common stock from 50,000,000 shares to 100,000,000 shares and reducing the par value of the Company's common stock from $1.00 to $0.01 per share. The amendment was filed with the Delaware Secretary of State and effective on August 13, 1998.

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
  RESULTS OF OPERATIONS
  ---------------------

  "SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

  Statements which are not historical facts contained in this Form 10-Q are forward looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: general economic conditions, metal and mineral prices, political events in foreign countries, the risks associated with foreign operations generally, the timing of receipt of necessary governmental permits, climatic conditions, labor relations, availability and cost of material and equipment, the actual configuration of ore bodies, delays in anticipated start-up dates, environmental risks, the results of financing efforts, including the ability of the Company to renegotiate its debts, and other risk factors detailed in the Company's Form 10-K and 8-K filed with the Securities and Exchange Commission.


RECENT EVENTS

  The Company had previously reported that on April 27, 1998, that it had executed a letter agreement (the "Agreement") with North & South International Bancorp Limited ("NSIBL"), a Canadian Corporation with offices in Toronto, Ontario (the "Buyer"), for the sale of all of its controlling interest in Cornerstone Industrial Minerals Corporation ("Cornerstone"). On June 1, 1998, the Company announced that the Agreement has been terminated due to non-performance by NSIBL of its obligations in accordance with the terms of the agreement. On June 22, 1998, the Company retained Monarch Financial Corporation to assist in the sale of its interest in Cornerstone. Based upon the activity to date, the Company expects to begin negotiations with prospective buyers in the near future.

  On July 15, 1998, Tombstone Explorations Company Ltd. notified the Company that it was terminating its exclusive option agreement with the Company to purchase 100% of the Grassy Mountain gold property. The Company will continue to market the property to interested buyers until an acceptable offer has been received.

  During 1997, the Company completed transactions on two of its other non-operating properties. In June 1997, the Company sold 90% of its Gold Bar property to Barrick Gold Exploration Inc. ("Barrick") for $1 million in cash and the purchase by Barrick of one million shares of the Company's stock at $1 per share. Under the agreement, Barrick is also required to spend $3 million in exploration expenditures by June of 1999. To date Barrick has spent in excess of $1 million on exploration and is presently conducting exploratory drilling at Gold Bar. At Barrick's election, on or before June 3, 1999, the balance of the Gold Bar property will be conveyed to Barrick and Atlas may elect either to receive an additional $15,000,000 in cash and retain a 2% net smelter royalty, or to participate with Barrick in the further exploration and development of Gold Bar as a 25% carried joint venture participant. If Atlas elects to participate as a joint venture partner, Barrick must spend the first $15,000,000 on the project prior to any contribution being required of Atlas. If Barrick chooses not to acquire the balance of the properties by June 3, 1999, all of Barrick's interest in the Gold Bar properties will be reconveyed to Atlas. In September 1997, the Company executed an option agreement for the sale of its Doby George property for a total purchase price of $1.6 million, to be paid in installments through September 1998. In June 1998, this transaction was completed early at a discount to the buyer of $40,000.

  In February 1997, Arisur signed a financing agreement with the Corporacion Andina de Fomento ("CAF") for $3 million. CAF is a multilateral financial institution that supports sustainable development and integration efforts within the Andean region of South America. Proceeds of $2.3 million, received in May 1997, paid for mill equipment and expansion programs at the Andacaba mine and reimbursed Atlas $560,000 of funds previously advanced for said purposes. As a result of a reevaluation of capital requirements for further development, the remaining $700,000 that was to be used for the development of Don Francisco has not been drawn.

  CAPITAL RESOURCE REQUIREMENTS

  Bolivian operations

  The Company is in the process of evaluating a program for its Andacaba mine to increase its current reserves and to justify increased development. Based upon the results of the evaluation, the Company anticipates the implementation of a new operating plan at Andacaba. Implementation of the operating plan would require additional capital expenditures for underground drilling and/or development of a decline ramp to provide for increased productivity through more efficient access to the ore body. Limited development is underway at Don Francisco and Koyamayu.

  It is anticipated that funding for the initial drill program will be financed with funds from the sale of Cornerstone (see above). Other capital expenditures would be financed either through renegotiation of the CAF loan noted above and/or through other long-term project financing and cash flows from operations as available.

  The Company anticipates that the acquisition of additional Bolivian operations, if any, would be funded with cash flow from operations, project financing, placement of additional equity or debt and/or the proceeds from the sale of assets discussed above.

  Mineral Properties

  Exploration and development expenditures on the Gold Bar claim block are being funded by Barrick as described above. With the completion of the agreement with Barrick, it is estimated that the Company's holding costs on the property will decrease in 1998 to approximately $300,000. These costs will be funded from the proceeds from the sale of Cornerstone and/or other properties (see above).

  While the Company has made the expansion of the Bolivian lead, zinc and silver operations its immediate focus, its long term strategy is to grow its Bolivian operations, and to develop and expand the Company's interests in mineral properties.

  Reclamation Activities

  The Company is obligated to decommission and reclaim its uranium mill site near Moab, Utah. Final reclamation will commence following the issuance of a final Environmental Impact

  Statement on Atlas's reclamation plan. See below, "Results of Operations -- Reclamation Activities." The total estimated cost of Atlas's proposed reclamation plan is approximately $22 million. As the Department of Energy will reimburse 56% of all reclamation costs under Title X, Atlas will be reimbursed for approximately $12.3 million in reclamation costs, leaving Atlas approximately $9.7 million to fund. The Company has filed claims of $7.4 million for reimbursement of Title X reclamation costs incurred through March 1998 and has received payments of $5.4 million, leaving $2.0 million in Title X reimbursements currently due Atlas. Atlas also has $4.2 million in restricted cash securing a Nuclear Regulatory Commission ("NRC") reclamation performance bond. In order to meet its reclamation obligations, the Company anticipates using the Title X receivable and restricted cash noted above and, as necessary, cash flow from operations and/or the sale of assets.

LIQUIDITY

  As of June 30, 1998, the working capital deficit was $7,532,000, which compares to a deficit of $8,197,000 as of December 31, 1997. The Company's current ratio at June 30, 1998 was .34 to 1, compared to .31 to 1 at December 31, 1997. The increase during the period is a result of the receipt of Title X payments of $1,080,000 and completion of the Doby sale as noted above. These increases were offset by capital expenditures of $281,000 and the operating loss during the period.

  In order to fund near term capital requirements the Company is seeking to sell its interest in Cornerstone. Longer term capital requirements will be satisfied from project financing, future operating cash flows, placement of additional equity or debt and/or from the sale of other assets.

  The Company has debts totaling $4.4 million coming due in September, 1998, which it does not currently have sufficient resources to cover. The Company intends to negotiate with its creditors in an effort to reach revised payment terms which are mutually acceptable to all parties. In the event that revised terms cannot be agreed upon, the Company may be forced to consider other alternatives to protect its interests.

RESULTS OF OPERATIONS

  During the three and six months ended June 30, 1998, the Company had mining revenue of $963,000 and $2,099,000 compared to $995,000 and $1,649,000 for the same periods of 1997. During 1997, the Company completed a mill expansion which more than doubled the capacity of the Andacaba Mill. Also, production during the first quarter of 1997 was significantly less than expected due to flooding which reduced production from Andacaba. As a result, mill throughput increased during the three and six months ended June 30, 1998 to 28,793 tonnes and 55,089 tonnes, respectively compared to 18,289 tonnes and 31,564 tonnes for the comparable periods in 1997, resulting in the increase in revenue for the six month period ended June 30, 1998. For the three month period ended June 30, 1998, the production increases were offset as a result of logistical difficulties in the shipment of ore, which delayed shipments from Potosi, Bolivia, resulting in an increase in inventory at the end of the period and a decrease in revenue. These issues have been resolved and should reverse in the third quarter. Lower metal prices also negatively impacted revenues during this period.

  Cash production costs were $831,000 and $1,804,000 during the three and six month periods ended June 30, 1998 compared to $778,000 and $1,392,000 during the same periods of 1997.

  The increase in production costs during the periods is primarily related to the increase in production as described above. Total unit costs decreased from $42 and $44 per tonne processed during the respective three and six month periods in 1997 to $29 and $33 per tonne in 1998 as a result of efficiencies associated with the higher production levels.

  Shutdown and standby costs at Gold Bar were $88,000 and $163,000 for the three and six month periods ended June 30, 1998 compared to $125,000 and $232,000 for the comparable periods in 1997. The decrease is a result of cost cutting measures implemented by the Company as well as a result of the assumption of certain of these costs under the agreement with Barrick described above.

  Exploration costs for the three and six month periods ended June 30, 1998 were $20,000 and $42,000 compared to $82,000 and $639,000 for the comparable periods in 1997. The 1997 amount includes a $450,000 charge pursuant to the Company's joint venture termination agreement with Vista Gold Corp. Exploration costs have also been reduced as part of the Company's cost reduction program and through the allocation of certain costs to joint venture partners.

  General and administrative expenses for the three and six months ended June 30, 1998 were $332,000 and $656,000 compared to $526,000 and $1,068,000 for the comparable periods in 1997. The reductions reflect the Company's continued efforts to reduce such expenses. The Company's corporate staff has been reduced from 11 people in the first quarter of 1997 to 6 at June 30, 1998. Additionally, in December 1997, the Company negotiated a reduction in the amount of space under lease at its corporate headquarters in Denver, Colorado, resulting in a reduction of $11,000 per month in leasehold costs. Strong efforts have also been made to reduce outside consulting fees.

  Interest expense incurred during the three and six month periods ended June 30, 1998 was $137,000 and $296,000 compared to $297,000 and $607,000 for the same periods in 1997. The decrease is primarily a result of the Company's repurchase of its Exchangeable Debenture in June 1997, reducing interest expense by $60,000 per month. This reduction has been in part offset by the increase in interest expense related to the CAF and other loans for the Bolivian operations.

  The Company has reevaluated the estimated realizable value of its interest in Cornerstone Industrial Minerals Corporation (asset held for sale) at June 30, 1998. Based upon this reevaluation, the Company took a charge of $474,000 to loss on asset held for sale for the three and six month periods ended June 30, 1998. This is a result of the continuing cash requirements at Cornerstone to fund operations, the delay in the completion of the sale, and a reassessment of the expected sales proceeds to the Company.

  The Company incurred $87,000 and $281,000 in capital expenditures for the three and six month period ended June 30, 1998, substantially all of which related to the mine and mill expansion in Bolivia.

  Reclamation Activities

  On March 7, 1997, the US Nuclear Regulatory Commission ("NRC") issued its final Technical Evaluation Report ("TER") which concluded that the Atlas reclamation plan was in compliance with the technical requirements for capping the tailings facility on-site. The final requirement before NRC can complete the Environmental Impact Statement ("EIS") and make its final decision on the reclamation plan was completion of the final biological opinion by the US Fish and Wildlife Service ("FWS"), which was issued by the FWS on July 29, 1998. The FWS concluded that certain mitigative measures would offset impacts that may occur to the endangered fish in the Colorado River from implementation of the on-site reclamation plan. The final EIS is anticipated in early 1999.

  IMPACT OF YEAR 2000

  The Company is in the process of reviewing the potential impact of the year 2000 on the ability of the Company's and its third party supplier's computer systems to accurately process information that may be date sensitive.
  Programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company's computer programs consist of canned software which will be upgraded by the manufacturer at minimal cost to the Company in order to achieve year 2000 compliance internally. However, the Company has not yet completed its assessment of the impact of the year 2000 on third parties upon which it relies and the related impacts to the Company. The Company places significant reliance on third parties for its power supply to operate its mining and milling operations and also on rail, trucking and shipping providers for the transport of its
  product.   If this issue is not adequately addressed by these third party providers in a timely manner, it could result in a material financial risk to the Company.

                                PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

        On June 20, 1997 the Company was served with a Complaint in the matter of Curt Goldschmidt and Ana Maria Goldschmidt (the "Goldschmidts') vs. Atlas Corporation; Suramco Metals, Inc.; Arisur Inc.; and Harold R. Shipes and Eileen A. Shipes in the Superior Court of the State of Arizona. The Goldschmidts were seeking damages in the amount of $800,000 for nonpayment of the full purchase price for the sale of Cia Minera Andacaba S.A. to Suramco Metals, Inc. and Arisur Inc. On June 25, 1998, the Company entered into a settlement agreement and mutual release of all claims (the "Settlement Agreement") with the Goldschmidts. The Settlement Agreement provided for the payment by the Company of $80,000 to the Goldschmidts on the date of signing of the Settlement Agreement. In addition, at the election of the Goldschmidts, the Company has agreed to purchase from the Goldschmidts 2,000,000 shares of the Company's stock for $400,000 on September 11, 1998 and 250,000 shares of the Company's stock for $50,000 on December 11, 1998. In return the Goldschmidts released all claims against the Company, its subsidiaries and affiliates.

Item 2. Changes in Securities
        ---------------------

        None

Item 3. Defaults upon Senior Securities
        -------------------------------

        None

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        The Company held its annual meeting on June 18, 1998. There were four issues submitted to the stockholders of the Corporation for a vote as follows:

        1. Two directors were reelected at the meeting, Mario Caron and Christopher J. A. Davie. Mr. Caron was elected with 14,071,624 votes for and 4,328,647 votes withheld. Mr. Davie was elected with 14,118,135 votes for and 4,282,136 votes withheld.

        2. Ernst & Young, LLP were approved as the auditors for the year ended December 31, 1998 with 18,209,582 votes for, 133,069 against and 57,620 abstentions.

        3. An amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of common stock from 50,000,000 shares to 100,000,000 shares and reducing the par value of the Company's common stock from $1.00 per share to $0.01 per share was approved at the meeting. Votes in favor of the amendment were 13,560,355, with 4,599,058 shares voting against the proposal and 240,858 shares abstaining.

        4. A Stockholder proposal relating to cumulative voting was defeated at the meeting with 8,102,463 shares voting against the proposal, 4,461,533 shares voting in favor, 392,408 shares abstaining and 5,443,867 broker non-votes.

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



                                         ATLAS CORPORATION
                                         -----------------
                                         (Registrant)


                                         By: /s/ James R. Jensen
                                             -------------------
                                             James R. Jensen
                                             Treasurer


Date:    August 14 , 1998                    /s/ James R. Jensen
                                             -------------------
                                             James R. Jensen
                                             Treasurer (Principal Financial
                                             Officer & Chief Accounting Officer)