Form 10-Q
period 1998-09-30
ATLAS CORP
filed 1998-11-16
CIK 8302

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


COMMISSION FILE NO. 1-2714

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the quarterly period ended September 30, 1998
                                              ------------------

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

As of November 16, 1998, 27,517,544 shares of Common Stock, par value $0.01 per share, were issued and outstanding.

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
         --------------------
                               ATLAS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (in Thousands)

                                                                  September 30,                December 31,
                                                                      1998                         1997
-------------------------------------------------------------------------------------------------------------
ASSETS                                                             (Unaudited)
Current Assets:
   Cash and cash equivalents                                            $    387                     $    583
   Accounts receivable  trade                                                639                          542
   Title X receivable (Note 5)                                             1,100                        1,100
   Accounts receivable  other                                                249                          541
   Inventories                                                               955                          965
   Prepaid expenses and other current assets                                  80                           37
                                                              ------------------          -------------------
   Total current assets                                                    3,410                        3,768
                                                              ------------------          -------------------
Property, plant and equipment                                             59,098                       60,427
Less, accumulated depreciation, amortization and impairment              (46,766)                     (46,027)
                                                              ------------------          -------------------
                                                                          12,332                       14,400

Restricted cash and securities                                             6,181                        6,208
Asset held for sale                                                        2,475                        3,000
Title X receivable (Note 5)                                               13,684                       14,765
Other assets                                                                 123                          175
                                                              ------------------          -------------------
                                                                        $ 38,205                     $ 42,316
                                                              ==================          ===================

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
Liabilities not subject to compromise (Note 2)
Current liabilities:
   Trade accounts payable                                               $    688                     $  2,209
   Accrued liabilities                                                     1,112                        2,189
   Short-term debt                                                         2,856                        6,017
   Deferred gain on joint venture agreement                                  500                          750
   Current portion of estimated uranium reclamation costs                     --                          800
   (Note 5)
   Total current liabilities                                               5,156                       11,965
                                                              ------------------          -------------------

Long-term debt                                                             1,533                        1,917
Other liabilities, long-term                                               3,526                       27,903
                                                              ------------------          -------------------
   Total long-term liabilities                                             5,059                       29,820
Liabilities subject to compromise (Notes 2, 5 and 6)                      29,595                           --
   Total liabilities                                                      39,810                       41,785
                                                              ------------------          -------------------
Commitments and contingencies (Notes 2 and 5)
STOCKHOLDERS' EQUITY (DEFICIT) (Note 7)
   Common stock                                                              275                       27,282
   Capital in excess of par value                                         93,788                       66,735
   Deficit                                                               (95,668)                     (93,486)
                                                              ------------------          -------------------
   Total stockholders' equity (deficit)                                   (1,605)                         531
                                                              ------------------          -------------------
                                                                        $ 38,205                     $ 42,316
                                                              ==================          ===================
See notes to consolidated financial statements.

                               ATLAS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In Thousands, Except Per Share Data, Unaudited)


                                                               Three Months Ended                        Nine Months Ended
                                                                 September 30,                             September 30,
                                                    -------------------------------------     -------------------------------------


                                                           1998                 1997                 1998                 1997
===================================================================================================================================

Mining revenue                                               $ 1,394              $ 1,140              $ 3,493             $  2,789
Costs and expenses:
 Production costs                                              1,257                1,098                3,061                2,490
 Depreciation, depletion and amortization                        275                  211                  702                  647
 Impairment of mineral property                                   --                   31                   34                1,256
 Shutdown and standby costs                                      108                  123                  271                  355
 General and administrative expenses                             291                  500                  947                1,568
 Exploration and prospecting costs                                18                   42                   60                  681
                                                    ----------------     ----------------     ----------------     ----------------

  Gross operating loss                                          (555)                (865)              (1,582)              (4,208)


Other (income) and expense:
 Interest expense                                                144                  183                  440                  790
 Interest income                                                 (84)                (102)                (238)                (295)
 Gain from joint venture agreement                              (188)                (187)                (563)                (250)
 Loss on repurchase of debentures                                 --                    8                   --                5,419
 Loss on asset held for sale                                     563                   31                1,037                  145
 Other                                                           (15)                  47                 (119)                   6
                                                    ----------------     ----------------     ----------------     ----------------
  Loss from operations before reorganization
  items and income taxes                                        (975)                (845)              (2,139)             (10,023)


Reorganization items:
   Professional fees                                              43                   --                   43                   --
                                                    ----------------     ----------------     ----------------     ----------------

      Loss before income taxes                                (1,018)                (845)              (2,182)             (10,023)


Provision for income taxes                                        --                   --                   --                   --
                                                    ----------------     ----------------     ----------------     ----------------

 Net loss                                                    $(1,018)             $  (845)             $(2,182)            $(10,023)
                                                    ================     ================     ================     ================

Basic and diluted earnings per share of common stock:
 Loss from continuing operations                              $(0.04)              $(0.03)              $(0.08)              $(0.40)

 Loss from discontinued operations                                --                   --                   --                   --
                                                    ----------------     ----------------     ----------------     ----------------
 Net loss                                                     $(0.04)              $(0.03)              $(0.08)              $(0.40)
                                                    ================     ================     ================     ================
Average number of common
 shares outstanding                                           27,512               27,161               27,406               25,323
                                                    ================     ================     ================     ================
See notes to consolidated financial statements.

                               Atlas Corporation
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands, Unaudited)

                                                                    Nine Months Ended
                                                                      September 30,
                                                        ---------------------------------------
                                                                    1998                1997
-----------------------------------------------------------------------------------------------
Operating activities:
   Net loss before reorganization items and income taxes          $(2,139)            $(10,023)
   Add (deduct) non-cash items:
     Depreciation, depletion, amortization                            741                  774
     Impairment of mineral property                                    34                1,256
     Gain on joint venture agreement                                 (563)                (250)
     Loss on asset held for sale                                    1,037                  145
     Loss on repurchase of debentures                                  --                5,419
     Other                                                             --                   57
   Net change in non-cash items
     related to operations (Note 4)                                  (542)                 530
                                                                  -------              -------
                                                                   (1,432)              (2,092)
From discontinued operations:
   Change in estimated uranium reclamation costs                      563                 (192)
                                                                  -------              -------
     Cash used in operating activities before
       reorganization items                                          (869)              (2,284)
                                                                  -------              -------
Operating cash flows from reorganization items:
   Cash paid for professional fees                                    (65)                  --
                                                                  -------              -------
       Cash used in operating activities                             (934)              (2,284)
                                                                  -------              -------
Investing activities:
   Additions to property, plant and equipment                        (379)              (1,684)
   Proceeds from joint venture agreement                               --                1,500
   Proceeds from sale of property, plant and equipment              1,674                   --
   Investment in asset held for sale                                 (512)              (1,618)
   Proceeds from sale of marketable securities                         --                   76
                                                                  -------              -------
      Cash provided by (used in) investing activities                 783               (1,726)
                                                                  -------              -------
Financing activities:
   Net repayment of short-term debt                                  (295)                  --
   Borrowings on short-term debt                                      250                  506
   Proceeds from issuance of stock                                     --                  500
   Proceeds from issuance of long-term debt                            --                2,300
   Costs of repurchasing of debentures                                 --                 (117)
                                                                  -------              -------
      Cash provided by (used in) financing activities                 (45)               3,189
                                                                  -------              -------

Decrease in cash and cash equivalents                                (196)                (821)

Cash and cash equivalents:
   Beginning of period                                                583                1,022
                                                                  -------              -------

   End of period                                                  $   387             $    201
                                                                  =======              =======
See notes to consolidated financial statements.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. There has not been any change in the significant accounting policies of Atlas Corporation (the "Company") for the periods presented except as discussed below.

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

2. On September 22, 1998, the Company (the "Debtor") filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Colorado. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession. These claims are reflected in the September 30, 1998 balance sheet as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from stay. Secured claims are secured primarily by restricted cash of the Company and by performance bonds issued by insurance companies.

   The Company's subsidiaries, Arisur Inc.("Arisur"), Atlas Precious Metals Inc. ("APMI"), Atlas Gold Mining Inc. ("AGMI"), Suramco Metals, Inc., and Cornerstone Industrial Minerals Corporation ("Cornerstone") have not filed for protection under Chapter 11. Accordingly, liabilities associated with these subsidiaries are included in "liabilities not subject to compromise" along with secured and post-petition liabilities of the Company. The Company is evaluating its alternatives with respect to APMI and AGMI, and has no intentions to seek protection for Cornerstone or Arisur.

3. In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." The new statement replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. Adoption of the new standard, which involves restatement of earnings (loss) per share amounts for prior periods, had no material effect on the Company's earnings (loss) per share amounts for all periods presented.

4. The components of the net change in items other than cash related to operating activities as reflected in the Consolidated Statements of Cash Flows are as follows:

                                                                          Nine Months Ended
                                                                            September 30,
                                                              ---------------------------------------
(in thousands)                                                        1998                  1997
-----------------------------------------------------------------------------------------------------
Add (deduct) items other than cash:
        Accounts receivable                                   $             195     $            (352)
        Inventories                                                          10                  (105)
        Prepaid expenses and other current assets                           (43)                  141
        Other assets                                                         77                   189
        Trade accounts payable                                              (37)                  315
        Accrued liabilities                                                (130)                  482
        Other liabilities, long-term                                       (614)                 (140)
                                                              -----------------     -----------------
                                                              $            (542)    $             530
                                                              =================     =================

5. The Company is obligated to decommission and reclaim its uranium mill site located near Moab, Utah. The Company discontinued its uranium operations and permanently shut down its uranium mill and mines in 1987, and estimated shutdown expenses and reclamation costs were accrued. Title X of "The Comprehensive National Energy Policy Act" ("Title X"), enacted in October 1992, provides for the reimbursement of past and future reclamation expenses related to uranium sites operated under Atomic Energy Commission contracts. The Company's uranium reclamation costs are subsidized by this Government cost sharing program since 56% of its tailings were generated under government contracts. The total estimated reclamation liability of $21,392,000 included in liabilities subject to compromise (see Note 6) and current and future Title X receivables of $14,784,000 are shown separately in the accompanying consolidated balance sheets, leaving a net liability to the Company of $6,608,000 as of September 30, 1998.

  The Company has submitted five claims to the Department of Energy under Title X for reclamation costs incurred from the fiscal year ended June 30, 1980 through March 31, 1998. As of September 30, 1998, the status of the five claims is as follows:

                                                                                           Actual
                                                    Gross                 Reim-            Reim-
                                Gross Claim         Amount              bursement        bursements          Balance
Claim Date                         Amount          Approved             Receivable        Received             Due
------------------------------------------------------------------------------------------------------------------------
July 7, 1994                     $4,999,000        $4,510,000             $2,530,000        $2,530,000        $       --
June 16, 1995                     3,638,000         2,591,000              1,453,000         1,453,000                --
May 1, 1996                       3,998,000         2,884,000              1,618,000         1,373,000           245,000
May 1, 1997                       2,054,000         1,579,000                886,000                --           886,000
May 1, 1998                       1,602,000                --    1           899,000                --           899,000    1
  Totals                                                                  $7,386,000        $5,356,000        $2,030,000
========================================================================================================================

  1    Pending.

  In addition to the above amounts, the Company includes in the Title X receivable in the consolidated balance sheet an amount equal to 56% of its future estimated reclamation costs. Timing of the actual payments for approved reimbursements is a function of Congressional appropriation of Title X funding.

6. Liabilities subject to compromise consist of the following at September 30, 1998:

          (in thousands)
          Accounts payable                                 $ 1,484
          Accrued liabilities                                  879
          Convertible debenture                              3,500
          Estimated uranium reclamation costs               21,392    *
          Other liabilities                                  2,340
                                                    --------------
                                                           $29,595
                                                    ==============

     * Partially secured by a reclamation bond of $6.5 million, which is in turn secured by $4.2 million of restricted cash.

7. At the Company's annual meeting held on June 18, 1998, the stockholders of the Company approved an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of common stock from 50,000,000 shares to 100,000,000 shares and reducing the par value of the Company's common stock from $1.00 to $0.01 per share. The amendment was filed with the Delaware Secretary of State and effective on August 13, 1998.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
RESULTS OF OPERATIONS.
----------------------

  "SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

  Statements which are not historical facts contained in this Form 10-Q are forward looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: general economic conditions, metal and mineral prices, political events in foreign countries, the risks associated with foreign operations generally, the timing of receipt of necessary governmental permits, climatic conditions, labor relations, availability and cost of material and equipment, the actual configuration of ore bodies, delays in anticipated start-up dates, environmental risks, the results of financing efforts, including the ability of the Company to renegotiate its debts under its Chapter 11 proceeding, the ability of the Company and its key service providers, vendors, and suppliers to replace, modify or upgrade computer systems in ways that adequately address the year 2000 issue, and other risk factors detailed in the Company's Form 10-K AND 8-Ks filed with the Securities and Exchange Commission.

RECENT EVENTS

  On October 2, 1998, the Company executed a "Deposit Agreement" with Seven Peaks Mining, Inc. ("Seven Peaks") for the sale of its entire interest in Cornerstone. Also on October 2, the Company filed a motion requesting approval of the Deposit Agreement with the Bankruptcy Court. Within ten days after approval by the Bankruptcy Court and on the satisfaction of certain other conditions, Seven Peaks has agreed to make a cash tender offer for 100% of the outstanding Cornerstone shares at a price of C$0.12. Under the terms of the Deposit Agreement, the Company has irrevocably agreed to deposit its 18,352,991 shares of Cornerstone (61% of the total) to the Seven Peaks offer. The total purchase price to be paid by Seven Peaks is $4 million. Proceeds to the Company are comprised of the share offer and satisfaction of debt owed Atlas by Cornerstone. Provided the cash tender offer is successful, the Company will receive approximately $3 million gross proceeds comprised of $1.4 million for its shares and $1.6 million in satisfaction of the debt. After payment for costs of the transaction and the payment of certain liabilities of Cornerstone as provided in the Deposit Agreement, the Company expects net proceeds to be approximately $2.5 million. The Bankruptcy Court issued an order authorizing the sale on November 3, 1998. The Company anticipates the tender offer to be made before the end of November 1998.

  In a separate agreement executed between Atlas and Seven Peaks on September 22, 1998, the Company pledged its shares in Cornerstone against interim financing in the amount of $750,000 (approved by the Bankruptcy Court on October 14, 1998). On closing of the Deposit Agreement described above, the $750,000 plus interest (at 10% per annum) will be deducted from the proceeds due Atlas.

  On July 15, 1998, Tombstone Explorations Company Ltd. notified the Company that it was terminating its exclusive option agreement with the Company to purchase 100% of the Grassy Mountain gold property. The Company will continue to market the property to interested buyers until an acceptable offer has been received.

  During 1997, the Company completed transactions on two of its other non-operating properties. In June 1997, the Company sold 90% of its Gold Bar property to Barrick Gold Exploration Inc. ("Barrick") for $1 million in cash and the purchase by Barrick of one million shares of the Company's stock at $1 per share. Under the agreement, Barrick is also required to spend $3 million in exploration expenditures by June of 1999. To date Barrick has spent in excess of $1.5 million on exploration and has completed approximately 40,000 feet of exploratory drilling. At Barrick's election, on or before June 3, 1999, the balance of the Gold Bar property will be conveyed to Barrick and Atlas may elect either to receive an additional $15,000,000 in cash and retain a 2% net smelter royalty, or to participate with Barrick in the further exploration and development of Gold Bar as a 25% carried joint venture participant. If Atlas elects to participate as a joint venture partner, Barrick must spend the first $15,000,000 on the project prior to any contribution being required of Atlas. If Barrick chooses not to acquire the balance of the properties by June 3, 1999, all of Barrick's interest in the Gold Bar properties will be reconveyed to Atlas. In September 1997, the Company executed an option agreement for the sale of its Doby George property for a total purchase price of $1.6 million, to be paid in installments through September 1998. In June 1998, this transaction was completed early at a discount to the buyer of $40,000.

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

  CAPITAL RESOURCE REQUIREMENTS

  Bolivian operations

  The Company is recommending a program, and is seeking financing for its Andacaba mine to increase its current reserves and to increase development. The Company anticipates the implementation of a new operating plan at Andacaba upon successfully concluding refinancing for Arisur. Implementation of the operating plan would require additional capital expenditures for underground drilling and development of a decline ramp to provide for increased productivity through more efficient access to the ore body. Limited development is underway at Don Francisco and Koyamayu.

  It is anticipated that funding for the drilling and development program will be financed with funds from the sale of Cornerstone (see above) or through a third party. Other capital expenditures would be financed either through renegotiation of the CAF loan noted above and/or through other long-term project financing and cash flows from operations as available.

  The Company anticipates that the acquisition of additional Bolivian operations, if any, would be funded with cash flow from operations, project financing, placement of additional equity or debt and/or the proceeds from the sale of assets discussed above.

  Mineral Properties

  Exploration and development expenditures on the Gold Bar claim block are being funded by Barrick as described above. With the completion of the agreement with Barrick, it is estimated that the Company's holding costs on the property will decrease in 1998 to approximately $350,000. These costs will be funded from the proceeds from the sale of Cornerstone and/or other properties (see above).

  While the Company has made the expansion of the Bolivian lead, zinc and silver operations its immediate focus, its long term strategy is to grow its Bolivian operations, and to develop and expand the Company's interests in mineral properties.

  Reclamation Activities

  The Company is obligated to decommission and reclaim its uranium mill site near Moab, Utah. Final reclamation will commence following the issuance of a final Environmental Impact Statement on Atlas's reclamation plan. See below, "Results of Operations -- Reclamation Activities." The total estimated cost of Atlas's proposed reclamation plan is approximately $22 million. As the Department of Energy will reimburse 56% of all reclamation costs under Title X, Atlas will be reimbursed for approximately $12.3 million in reclamation costs, leaving Atlas approximately $9.7 million to fund. The Company has filed claims of $7.4 million for reimbursement of Title X reclamation costs incurred through March 1998 and has received payments of $5.4 million, leaving $2.0 million in Title X reimbursements currently due Atlas. Atlas also has $4.2 million in restricted cash securing a Nuclear Regulatory Commission reclamation performance bond. In order to meet its reclamation obligations, the Company anticipates using the Title X receivable and restricted cash noted above and, as necessary, cash flow from operations and/or proceeds from the sale of assets.

LIQUIDITY

  As of September 30, 1998, the Company's working capital deficit was $1,746,000, which compares to a deficit of $8,197,000 as of December 31, 1997. The change during the nine month period is primarily attributable to the reclassification of all pre-petition liabilities of the Company to liabilities subject to compromise at September 30, 1998. Other significant factors affecting the working capital include $512,000 invested in Cornerstone, proceeds from the sale of Doby George and other assets of $1,674,000, and the operating loss during the period.

  In order to fund near term capital requirements the Company is seeking to sell its interest in Cornerstone. Longer term capital requirements will be satisfied from project financing, future operating cash flows, placement of additional equity or debt and/or proceeds from the sale of other assets.

RESULTS OF OPERATIONS

  During the three and nine months ended September 30, 1998, the Company had mining revenue of $1,394,000 and $3,493,000 compared to $1,140,000 and $2,789,000 for the same periods of 1997. During 1997, the Company completed a mill expansion which more than doubled the capacity of the Andacaba Mill. Also, production during the first quarter of 1997 was significantly less than expected due to flooding which reduced production from Andacaba. As a result of these factors, mill throughput increased during the three and nine months ended September 30, 1998 to 30,347 tonnes and 85,436 tonnes, respectively, compared to 23,560 tonnes and 55,124 tonnes for the comparable periods in 1997. The increase in revenues during the respective periods in 1998 is primarily a result of this increased production, but it has been offset by the continued downward trend of metal prices during the quarter.

  Cash production costs were $1,257,000 and $3,061,000 during the three and nine month periods ended September 30, 1998 compared to $1,098,000 and $2,490,000 during the same periods of 1997. The increase in production costs during the periods is primarily related to the increase in mill throughput described above. As a result of efficiencies associated with the higher production levels, total unit costs decreased from $46 and $45 per tonne processed during the respective three and nine month periods in 1997 to $41 and $35 per tonne in 1998.

  Shutdown and standby costs at Gold Bar were $108,000 and $271,000 for the three and nine month periods ended September 30, 1998 compared to $123,000 and $355,000 for the comparable periods in 1997. The decreases during the respective periods are a result of cost cutting measures implemented by the Company as well as a result of the assumption of certain of these costs under the agreement with Barrick described above.

  Exploration costs for the three and nine month periods ended September 30, 1998 were $18,000 and $60,000 compared to $42,000 and $681,000 for the comparable periods in 1997. The 1997 amount includes a $450,000 charge pursuant to the Company's joint venture termination agreement with Vista Gold Corp. Exploration costs have also been reduced as part of the Company's cost reduction program and through the allocation of certain costs to joint venture partners.

  General and administrative expenses for the three and nine months ended September 30, 1998 were $291,000 and $947,000 compared to $500,000 and
  $1,568,000 for the comparable periods in 1997. The reductions reflect the Company's continued efforts to reduce such expenses. The Company's corporate staff has been reduced from 11 people in the first quarter of 1997 to 7 at September 30, 1998. Additionally, in December 1997, the Company negotiated a reduction in the amount of space under lease at its corporate headquarters in Denver, Colorado, resulting in a reduction of $11,000 per month in leasehold costs. Strong efforts have also been made to reduce outside consulting fees.

  Interest expense incurred during the three and nine month periods ended September 30, 1998 was $144,000 and $440,000 compared to $183,000 and $790,000 for the same periods in 1997. The decrease for the quarter ended September 30, 1998 is due to reductions in interest bearing debt from the same period in 1997 and more favorable interest rates on floating rate loans during the period. The decrease during the nine month period is a result of the above factors as well as the Company's repurchase of its Exchangeable Debenture in June 1997, reducing interest expense by $60,000 per month. This reduction was in part offset by the increase in interest expense related to the CAF loan for the Bolivian operations beginning in May 1997.

  The Company reevaluated the estimated realizable value of its interest in Cornerstone (asset held for sale) at September 30, 1998 based upon the terms of the Deposit Agreement with Seven Peaks described above. Based upon this reevaluation, the Company took a charge of $533,000 to loss on asset held for sale for the three month period ended September 30, 1998, bringing the total charge for 1998 to $1,037,000.

  The charges are primarily a result of the continuing cash requirements at Cornerstone to fund operations, the delay in the completion of the sale, and a reassessment of the sales proceeds to the Company as per the Deposit Agreement discussed above.

  The Company incurred $98,000 and $379,000 in capital expenditures for the three and nine month period ended September 30, 1998, substantially all of which related to the mine and mill expansion in Bolivia. Capital expenditures during the nine months ended September 30, 1997 of $1,684,000 were also for the mine and mill expansion.

  Reclamation Activities

  On March 7, 1997, the US Nuclear Regulatory Commission ("NRC") issued its final Technical Evaluation Report ("TER") which concluded that the Atlas reclamation plan was in compliance with the technical requirements for capping the tailings facility on-site. The final requirement before NRC could complete the Environmental Impact Statement ("EIS") and make its final decision on the reclamation plan was completion of the final biological opinion by the US Fish and Wildlife Service ("FWS"), which was issued by the FWS on July 29, 1998. The FWS concluded that certain mitigative measures would offset impacts that may occur to the endangered fish in the Colorado River from implementation of the on-site reclamation plan. The final EIS is anticipated in early 1999.

  IMPACT OF YEAR 2000

  The Company is in the process of reviewing the potential impact of the year 2000 on the ability of the Company's and its third party supplier's computer systems to accurately process information that may be date sensitive.
  Programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company's computer programs consist of canned software which will be upgraded by the manufacturer at minimal cost to the Company in order to achieve year 2000 compliance internally. However, the Company has not yet completed its assessment of the impact of the year 2000 on third parties upon which it relies and the related impacts to the Company. The Company places significant reliance on third parties for its power supply to operate its mining and milling operations and also on rail, trucking and shipping providers for the transport of its
  product.   If this issue is not adequately addressed by these third party providers in a timely manner, it could result in a material financial risk to the Company. The Company has not adopted a contingency plan to address possible risks to its systems.

                          PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

        On June 20, 1997 the Company was served with a Complaint in the matter of Curt Goldschmidt and Ana Maria Goldschmidt (the "Goldschmidts") vs. Atlas Corporation; Suramco Metals, Inc.; Arisur Inc.; and Harold R. Shipes and Eileen A. Shipes in the Superior Court of the State of Arizona. The Goldschmidts were seeking damages in the amount of $800,000 for nonpayment of the full purchase price for the sale of Cia Minera Andacaba S.A. to Suramco Metals, Inc. and Arisur Inc. On June 25, 1998, the Company entered into a settlement agreement and mutual release of all claims (the "Settlement Agreement") with the Goldschmidts. The Settlement Agreement provided for the payment by the Company of $80,000 to the Goldschmidts on the date of signing of the Settlement Agreement. In addition, at the election of the Goldschmidts, the Company agreed to purchase from the Goldschmidts 2,000,000 shares of the Company's stock for $400,000 on September 11, 1998 and 250,000 shares of the Company's stock for $50,000 on December 11, 1998. In return the Goldschmidts released all claims against the Company, its subsidiaries and affiliates. The Company defaulted on payment of the $400,000 due on September 11, 1998.

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

        None

Item 5. Other Information
        -----------------

        None


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        a.   Exhibits
             None

        b.   Reports on Form 8-K

             Report on Form 8-K dated September 24, 1998 containing the Company's news release with respect to the Company's petition for relief under Chapter 11 of the federal bankruptcy laws.

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


                                         ATLAS CORPORATION
                                         -----------------
                                         (Registrant)


                                         By:  /s/ James R. Jensen
                                              -------------------
                                              James R. Jensen
                                              Chief Financial Officer, and
                                              Principal Accounting Officer


Date: November 16, 1998                       /s/ James R. Jensen
      -----------------                       -------------------
                                              James R. Jensen
                                              Chief Financial Officer