Form 10-K405
period 1998-12-31
ATLAS CORP
filed 1999-04-15
CIK 8302

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                  1934 for the fiscal Year Ended December 31, 1998

                          COMMISSION FILE NO. 1-2714

                               ATLAS CORPORATION
                               -----------------
            (Exact name of Registrant as specified in its charter)

DELAWARE                                                                                         13-5503312
----------                                                                ---------------------------------
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)


370 Seventeenth Street, Suite 3140, Denver, CO 80202                                           303-629-2440
-----------------------------------------------------                     ---------------------------------
(Address of principal executive offices) (Zip Code)                          (Registrant's telephone number)
                                                                                       (including area code)

Securities registered pursuant to Section 12(b) of the Act:

--------------------------------------------------------------------------------
                                                          NAME OF EACH EXCHANGE
                                                          ---------------------
       TITLE OF EACH CLASS                                  ON WHICH REGISTERED
       -------------------
--------------------------------------------------------------------------------
Common Stock, par value $0.01 per share                   NASDAQ Bulletin Board
---------------------------------------                   ----------------------
Option Warrants to Purchase Common Stock
----------------------------------------
--------------------------------------------------------------------------------


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

                            Yes  [X]    No  [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of 27,514,544 shares of Common Stock held by non-affiliates of the Registrant as of March 26, 1999 was $1,375,727.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                           YES  [X]    NO  [ ]

As of March 26, 1999 Registrant had outstanding 27,517,544 shares of Common Stock, $0.01 Par Value, its only class of voting stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

None

                                    PART I

Item 1. BUSINESS
        --------

Atlas Corporation ("Atlas" or the "Company") filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code on September 22, 1998. Atlas Precious Metals Inc. ("APMI") and Atlas Gold Mining Inc. ("AGMI"), two of the Company's subsidiaries, filed petitions for relief under Chapter 11 of the Bankruptcy Code on January 26, 1999. Since the date of filing their petitions, Atlas, APMI and AGMI have been operating as debtors-in-possession. This report includes forward-looking statements concerning the Company's operations, performance and financial condition. Such forward looking statements involve risks and uncertainties and are subject to change based on various factors. Actual results could differ materially. Readers are cautioned not to place undo reliance on forward-looking statements nor on the possible outcome of Atlas' efforts to reorganize and emerge from Chapter 11.


GENERAL
-------

Atlas is principally engaged in the exploration, development and exploitation of mineral properties. Atlas was incorporated under the laws of the State of Delaware on October 31, 1936. The principal office of Atlas is located at Republic Plaza, 370 Seventeenth Street, Suite 3140, Denver, Colorado, 80202.
The Company holds 100% ownership of four subsidiaries: (i) APMI, incorporated under the laws of the State of Nevada, which holds the Grassy Mountain property and the exploration portion of the Gold Bar claim block, (ii) AGMI, incorporated under the laws of the State of Nevada, which holds the mineral reserves and other assets and infrastructure at the Gold Bar mine, (iii) Arisur Inc. ("Arisur"), a Grand Cayman corporation, which owns and operates mines in Bolivia, South America through a Bolivian Branch, (iv) and Suramco Metals, Inc. ("Suramco"). In February 1999 Atlas sold its 61% ownership of Cornerstone Industrial Minerals Corporation ("Cornerstone") formerly known as Phoenix Financial Holdings Inc. Atlas intends to wind up the businesses of APMI, AGMI, and Suramco, as soon as practical, as a means to cut its general and administrative costs, in furtherance of its efforts to reorganize and emerge from Chapter 11.

Atlas employs 6 people at its headquarters in Denver, Colorado and 243 employees at its subsidiaries.

ARISUR INC.
-----------

In 1996 the Company acquired a 50% interest in Arisur from Arimetco International Inc., a Canadian corporation, for $3 million in cash and purchased 100% of Suramco, which owned the remaining 50% interest in Arisur, for four million shares of the Company's common stock. Arisur owns and operates the Andacaba Mine and Mill as well as the Don Francisco and Koyamayu development properties. All three properties are underground lead, zinc and silver operations located in southern Bolivia. Arisur processes ore through its Andacaba Mill and in 1997 purchased the Koyamayu property and the Comali Mill for expansion opportunities. During 1997 Suramco's interest in Arisur was transferred to Atlas, resulting in 100% direct ownership by Atlas. In 1998, the operating company in Bolivia, Compania Minera Andacaba S.A., was merged into Arisur Inc., the Bolivian Branch, 100% controlled by Arisur.

EMPLOYEES AND OFFICES

Arisur's corporate office is located in La Paz, Bolivia and staffed by five persons. Operations are directed out of Arisur's office in Potosi, which is staffed by seven persons. Additionally, there are 228 miners, mill workers and maintenance persons directly involved in operations.

ANDACABA MINE
-------------

LOCATION

The property is located in the south central altiplano region of Bolivia near the city of Potosi, a historic mining community, at an elevation of approximately 4,500 meters (14,800 feet). The Andacaba property is accessible by traveling south/southeast 37 kilometers (23 miles) by road from Potosi.

PROPERTY

The Andacaba facilities and mine are situated on 18 concessions controlled 100% by Arisur comprising 4,500 hectares (11,120 acres).

OPERATIONS

The Andacaba lead, zinc and silver mine has been in operation since the early 1900s. The mining operations take place year round with an average of 28 days per month for a total of 330 workdays per year. During 1998, the Andacaba mine produced approximately 7,400 tonnes per month with average head grades of 2.19% Pb, 6.32% Zn and 6.96 Troy ounces Ag per ton. The Andacaba Mill processes ore from all three of Arisur's mining properties and presently has excess capacity to perform custom milling. Lead and zinc concentrates are shipped by truck to Potosi, and then by rail to open-air storage at Portezuelo Station, near the Chilean seaport of Antofagasta, prior to shipment to smelters in various markets.

MINING METHODS

The mining method is shrinkage stoping with the mined out area being filled with waste rock or left open. Due to the narrow width of the veins, stopes are worked in panels 40 meters high and 30 meters long. Lateral development follows the vein and box holes are driven up the vein. Access to a stope panel is by entrance at each end and no opening is made to the upper level. All breaking is by up-holes. Cut off grades at the Andacaba Mine are 1.76% Pb, 5.40% Zn and
4.82 ounces Ag per tonne at prices of $4.80 per tonne Pb, $950 per Tonne Zn and $4.85 per ounce Ag.

MILL CONCENTRATION

Two concentrates are produced at the Andacaba Mill, one lead-silver, and one zinc-silver. After the ore is first crushed by a jaw crusher to minus 3/4-inch, grinding through four ball mills further reduces the size to 80% minus 100 mesh. After conditioning, the slurry reports to the lead recovery circuit, and then the zinc circuit. Zinc and lead concentrates are separately thickened prior to the transport.

CONDITION

Service facilities at the mine site are basic and require upgrading as part of the mine expansion for which financing efforts are underway. The Andacaba Mill capacity was expanded in 1997 to 550 tonnes per day. A direct power line from the Velarde II substation near Potosi was completed in August 1997. Water for the mill is supplied from underground sources at the mine. The city of Potosi provides a source of supplies and labor.

GEOLOGY/MINERALOGY

The mineralized veins at Andacaba are enclosed in Tertiary porphyritic quartz latite or rhyodacite volcanic rocks. The volcanics are part of an igneous complex that includes an elliptical-shaped biotite granodiorite pluton that outcrops south of the mine area. The pluton is believed to be 40 kilometers long and 14 kilometers wide. Volcanic breccias can be observed in the mine area. Paleozoic sediments outcrop west of the mine and lead, zinc and silver veins are known to occur in the sediments beyond the property boundary. The thickness of the volcanic package is not known and at deeper levels in the mine the host volcanics may be underlain by Paleozoic sediments or possibly granodiorite. On the surface the veins are oxidized to a depth of about 20 meters. Minerals in the oxidized zone include limonite, hematite, goethite, quartz and clay. In the sulfide zone the primary minerals are marmatite, galena, jamesonite, boulangerite, sphalerite, tetrahedrite, stephanite, quartz, pyrite, pyrrhotite, chalcopyrite, arsenopyrite, siderite, and others. Wall rocks show very little alteration. There is possibly some silicification of the rhyodacite.

RESERVES/RESOURCES

Reserves, as determined by Mineria Tecnica Consultores Asociados ("MINTEC") in October 1996 stood at 547,000 tonnes proven and probable containing 2.68% lead ("Pb"), 8.26% zinc ("Zn") and 9.13 Troy ounces silver ("Ag") per tonne (284 grams). Reserves determined by Arisur as of February 1997 stood at 561,000 tonnes proven and probable containing 2.68% Pb, 7.19% Zn, and 6.01 Troy ounces Ag per tonne (187 grams). Jose E. Del Solar M., an independent consulting engineer, in August 1998, determined that reserves stood at 544,000 tonnes proven and probable containing 2.44% Pb, 8.78% Zn, and 9.7 Troy ounces Ag. Arisur has historically been able to replace mined reserves through continued development of the ore body. Current reserves will provide production for approximately 5 years at current rates. The average grade of lead and zinc reported in the mill head grades for 1998 of 2.19% Pb and 6.32% Zn are below reserve grades. The difference between reserve grades and those reported at the mill is caused by dilution from increased development and a reduced percentage of production from the larger, higher grade veins. The Company is seeking financing for the construction of a decline ramp, which will provide more efficient access to the orebody. This is expected to return the balance of mill feed to 50% from the principal veins, improving the head grades, and to significantly reduce unit costs.

DON FRANCISCO PROJECT
---------------------

LOCATION

The property is accessible by road 77 kilometers (48 miles) in a southerly direction from Potosi or 64 kilometers (40 miles) from the Andacaba mine. The Don Francisco project is at an elevation of 3,000 meters (9,800 feet).

PROPERTY

Arisur owns 100% of five concessions covering 227 hectares (approximately 560 acres).

OPERATIONS

The Don Francisco project produced approximately 350 tonnes per month in 1998. Head grades averaged 1.01% Pb, 10.18% Zn and 2.71 Troy ounces Ag per tonne. Ore is trucked to Andacaba for processing. Limited exploration and development continues at Don Francisco to provide for 5,000 tonnes to be milled during 1999, as a supplement to ore feed. There has been no recent audit of reserves or estimate of resources by an independent third party.

CONDITIONS

Sufficient water is available to conduct the mining operations. Electrical power is presently supplied by generator but a recently completed power line supplies electrical power to within 2 kilometers of the project. Facilities are situated on the property for the mineworkers and a radio communication system is in place between Don Francisco and Andacaba.

GEOLOGY

The structural setting is similar to Andacaba in that there is one main structure - the Veta Principal located south of the river, which flows across the property and the Veta Cumbre north of the river with secondary splits off the footwall of the main vein. Host rocks are Ordovician calcareous shales, siltstones and sandstones which have been folded into a series of synclines and anticlines. The Veta Principal occupies both flanks and the axial portion (for a short distance) of a major anticline.

KOYAMAYU PROJECT
----------------

In August 1997 the Company completed the acquisition of the Koyamayu lead, zinc and silver property, located in southern Bolivia, for $100,000. The Company mined and processed approximately 2,000 tonnes of ore during 1997, and 1,500 tonnes during 1998 with average head grades of 3.01% Pb, 11.18% Zn, and 4.35 Troy ounces Ag per tonne. 4,500 tonnes of ore is planned to be mined in 1999 from Koyamayu to be processed at the Andacaba Mill.

COMALI MILL
-----------

Arisur executed agreements to acquire the Comali Mill in late 1996 for $250,000 and the acquisition was completed in January 1998. The facility requires additional capital expenditures of an estimated $150,000 to achieve operations of 120 tonnes per day. Its flotation circuits are designed to recover lead, zinc and silver in separate lead and zinc concentrates. The Company intends to make use of Comali as a regional mill for Koyamayu ore and for toll milling ore from third parties. The Comali Mill is situated near the community of Toropalca, 30 kilometers south of Don Francisco.

CORNERSTONE INDUSTRIAL MINERALS CORPORATION
-------------------------------------------

PROJECT STATUS

In February 1999, Atlas completed the sale of its 61% interest in Cornerstone to Seven Peaks Mining, Inc. In accordance with a Deposit Agreement executed on October 2, 1998, as submitted to the bankruptcy court and approved, Atlas sold its interest in Cornerstone (including debt owed to the Company) to Seven Peaks. Proceeds to Atlas from this sale were approximately US $2.9 million.

HISTORY

On November 30, 1995 the Company purchased from a group of individual investors
12.2 million shares of Phoenix Financial Holdings Inc., representing approximately 51% of the total shares then outstanding for an aggregate purchase price of Cdn $1,781,200. On September 3, 1996 the shareholders approved a name change from Phoenix Financial Holdings Inc. to Cornerstone. On December 13, 1996 Cornerstone executed a Stock Purchase Agreement providing for the purchase by Cornerstone of all of the issued and outstanding shares of Atlas Perlite, Inc., owner of the Tucker Hill perlite project ("Tucker Hill") from Atlas. Subsequently, Cornerstone changed the name of Atlas Perlite, Inc. to Cornerstone Industrial Minerals Corporation, U.S.A.


Mining operations for perlite commenced in December 1996. Testing of the processing facility began in February 1997 at the Lakeview plant. Initial shipments of finished perlite were made to several customers who reported that the perlite was satisfactory for their operations. From February 1997 to August 1997 the facility underwent modifications identified in the testing phase.
Since August 1997 the processing facility performed at a rate less than expected and required additional improvements to achieve the design rate. In December 1997, the Atlas Board of Directors determined that the ownership in Cornerstone should be sold.

GRASSY MOUNTAIN PROPERTY
------------------------

PROJECT STATUS

On January 9, 1998 the Company signed an option agreement with Tombstone Explorations Company Ltd. ("Tombstone"), granting to Tombstone an exclusive option to purchase 100% of the Grassy Mountain property for $4 million. The payments were to be made over four years approximating $1 million each year. Under the terms of the agreement, Tombstone had the right to accelerate the purchase by paying a total of $3.5 million to Atlas by February 2000. Tombstone had designed a two-phase drill program comprised of 15 drillholes (approximately 10,000 feet) and only completed a portion of the program. On July 15, 1998, Tombstone terminated its option and returned 100% of the property to Atlas.

In February 1999, Atlas contracted with Geographe International MFS Inc. ("Geographe") to find a purchaser for this property. The agency agreement with Geographe has been approved by the bankruptcy court.

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

PROPERTY

The Grassy Mountain property encompasses approximately 6.7 square miles. Atlas owns 138 unpatented lode claims and an additional 76 unpatented lode and placer claims are controlled under two separate mineral lease or lease/option to purchase agreements. Approximately 1,000 acres of fee surface, 240 acres of fee surface and minerals, and 80 acres of fee minerals are held under two lease/option agreements. Atlas holds one state prospecting permit covering 1,280 acres.

GEOLOGY

The rocks exposed at Grassy Mountain are part of a late to middle-Miocene Grassy Mountain Formation, a sequence of volcanic and volcaniclastic rocks made up of primarily olivine-rich basalt and intercalated tufaceous siltstones, sandstones, and conglomerates. The rocks have been dated through mammalian fossils and Potassium-Argon chronology to be approximately 10 million years old. The sediments are primarily flat lying with a slight regional dip to the east. The structural trend of the area is N10W to N30E. Later post mineralization east west faulting probably cut these features.

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

HISTORY

There was no significant mining or major mineral occurrence known in the area prior to the Company's acquisition of the Grassy Mountain project in 1986.

Detailed mapping and sampling were completed in 1986 and several drill targets were defined. Hole 26-9 is considered the discovery hole with 145 feet of mineralization averaging 0.075 oz. Au/t. The claim block was expanded at this time and exploration work continued through 1991. The Company completed 388 drill holes for a total of approximately 221,500 feet on the property.

Newmont Grassy Mountain Corporation ("Newmont"), a wholly owned subsidiary of Newmont Exploration Company leased the property from the Company in September, 1992 and continued property evaluation through August, 1994 completing an additional 13 core and reverse circulation holes.

In September 1996 the Company executed an agreement with Newmont, (the "Agreement"), which provided for the reconveyance of the Grassy Mountain property to the Company. Pursuant to the Agreement, Atlas paid an amount of $206,000 to Newmont, issued a $500,000 unsecured, non-interest-bearing promissory note (originally due September 18, 1997, but subsequently extended, then defaulted) and assumed bonding requirements for exploration reclamation of approximately $146,000.

Exploration work during Tombstone's program at Grassy Mountain included 8,500 feet of reverse circulation and core drilling in ten drillholes. Tombstone completed an extensive review of previous work at the property and commissioned an economic review and scoping study by Pincock Allen & Holt ("PA&H"). The 1997 review indicated the potential for the existing resource to be economically recoverable through underground mining methods. The review also concluded that significant additional exploration potential exists to identify additional high grade and bulk mineable low grade deposits.

RESERVES

As part of a detailed feasibility study conducted by Kilborn SNC-Lavalin, Inc. ("Kilborn") in 1990, PA&H developed an open pit mine model. The feasibility study resulted in the definition of a mineable reserve of 996,000 ounces at a $350 gold price from 16 million tons at grades 0.062 oz. Au/t of mill and heap leach ores. Neither the recovered silver nor low-grade leach ores were considered. The contained silver is approximately 2,467,000 ounces.

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

UNDERGROUND STUDY

Two underground feasibility studies were commissioned to evaluate 200 tons per day ("tpd") and 1,000 tpd production options by Kilborn and Dynatec Mining Corporation, respectively. The 200-tpd study indicated diluted mineable reserves of 131,000 tons at a grade of 1.132 oz. Au/t for 149,000 contained ounces. The second, larger scale underground study at 1,000 tpd used an 0.08 oz. Au/t cutoff and identifies diluted mineable reserves as 1.9 million tons at a grade of 0.262 oz. Au/t for 497,000 contained ounces.

EXPLORATION

An additional resource was drilled out approximately 1 mile west of the main deposit. The Crabgrass target contains a near surface geologic resource at a
0.02 oz. Au/t cutoff of 24,000 ounces contained in 600,000 tons grading 0.038 oz. Au/t. Several drilled and undrilled areas within the Grassy Mountain claim block have potential for additional resources.


GOLD BAR MINE
-------------

PROJECT STATUS

On June 6, 1997 Barrick Gold Exploration Inc. ("Barrick") completed the purchase from the Company of more than 90% of the Gold Bar property, with an option to acquire the balance within two years. The Company received $1,000,000 in cash from Barrick, and Barrick purchased one million Atlas Common Shares at $1 per share. Under the terms of the purchase, Barrick was required to spend $3,000,000 on the property prior to June of 1999. At Barrick's election, on or before June 3, 1999, the balance of the Gold Bar property was to be conveyed to Barrick and Atlas could have elected either to receive an additional $15,000,000 in cash and retain a 2% net smelter royalty, or to participate with Barrick in the further exploration and development of Gold Bar as a 25% carried joint venture participant. If Atlas elected to participate as a joint venture partner, Barrick would spend a minimum of $15,000,000 on the project. If Barrick chose not to acquire the balance of the properties within the two-year period, all of Barrick's interest in the Gold Bar properties would be reconveyed to Atlas.

In December 1998, the Company negotiated a Mutual Termination Agreement with Barrick, which returned the property to Atlas. Barrick also paid the Company $150,000 in satisfaction of its remaining obligation. Barrick had spent $2.7 million of the required $3.0 million obligation on geologic mapping, geophysics and exploratory drilling, and the results of the work suggested they would not continue to perform under the agreement. This Mutual Termination Agreement was approved to by the bankruptcy court in January 1999. Geographe has also been retained to seek a purchaser for this property.

LOCATION

The Gold Bar property is located in and adjacent to the Roberts Mountains in Eureka County, Nevada, at elevations ranging from 6,400 to 8,800 feet above sea level. The area is reached by traveling 22 miles west of Eureka, Nevada, on U.S. Highway No. 50 and 17 miles northeast along the Three Bars Road.

PROPERTY

The Gold Bar property area encompasses approximately 100 square miles. There are 3,204 unpatented lode-mining claims of which Atlas owns 3,025 and 179 are held through lease and option to purchase agreements. Atlas also owns 182 unpatented millsite claims, 6 patented lode claims and 8 patented millsite claims. Additionally, Atlas holds under lease another 2,000 fee acres of surface with varying percentages of the underlying minerals.

GEOLOGY

All of the mineralization found occurs as sediment-hosted "Carlin-type" deposits. These deposits are hosted in carbonate-rich sedimentary rocks of the Devonian Nevada Formation. Mineralization is characterized by micron-size gold and a distinct hydrothermal alteration suite of the decalcification and silicification. Gold mineralization and alteration are characteristically enriched in the trace elements and minor silver.

HISTORY

Regional reconnaissance exploration led the Company to the Battle Mountain Trend area in the summer of 1983. Focused reconnaissance along the southern Roberts Mountains identified widespread hydrothermal alteration with anomalous gold geochemistry along the western range front. Detailed exploration in the area subsequently led to acquisition of land, target development, and drilling.
Since then, the Company has discovered five gold deposits: Gold Bar, Goldstone, Gold Ridge, Gold Pick, and Gold Canyon. From inception through cessation of operations in 1994, 485,200 ounces of gold were recovered from 7,514,600 tons of ore grading .074 ounces of gold per ton milled.

Mill construction was completed in 1986 with the first gold poured in January 1987. The mill was originally designed and constructed for 1,500-tpd throughput, later expanded in 1989 to the current 3,200-tpd rate.

Mining operations were suspended in February 1994 pending additional drilling and further study of cost cutting measures. The confirmatory drill program included 303 surface and 55 underground holes.

In late 1994 the Company decided to accelerate the exploration of the claim block by entering into joint venture agreements with Rayrock Yellowknife Resources Inc. and Homestake Mining Company. Rayrock's work consisted of geological mapping and sampling, geophysical CSAMT lines and 65 reverse circulation drill holes. Homestake completed additional geophysical CSAMT and gravity lines as well as 26 reverse circulation drill holes.

In the summer of 1995, exploration by the Company produced encouraging drill results near the Gold Bar Mill. To accelerate the delineation of the newly discovered Millsite deposit the company entered into an exploration and development agreement with Vista Gold Corp. whose work included 33 reverse circulation drill holes.

All of these exploration joint venture agreements were terminated in 1995 and 1996 at which time the Company began a search for a partner for the entire property. In June 1997, Atlas executed the agreement with Barrick, whose work included 50 reverse circulation drill holes.

RESOURCES

After completion of the drill program noted above in 1994, the mine plan for the Gold Pick and Gold Ridge deposits established proven and probable mineable reserves, which were independently audited by Mine Reserve Associates of Denver, Colorado in December 1994, and confirmed by Pincock, Allen & Holt, Inc. of Denver, Colorado as part of its independent review of the Gold Bar Resource Area, dated December 13, 1995. The reserves were as follows at a gold price of $400:

                         PROVEN AND PROBABLE RESERVES
                                 DECEMBER 1996

---------------------------------------------------------------------------
                                                               CONTAINED
                           ORE TONS        GRADE (OZ AU/T)    OUNCES/(1)/
---------------------------------------------------------------------------
Gold Pick East             1,278,000              0.073          93,939
---------------------------------------------------------------------------
Gold Pick West             1,009,000              0.069          69,909
---------------------------------------------------------------------------
Gold Ridge                   391,000              0.059          23,077
---------------------------------------------------------------------------
Total                      2,678,000              0.070         186,925
---------------------------------------------------------------------------

/(1)/ Estimated recoverable ounces of 157,000 based upon an overall 84% recovery rate.

                             MEASURED & INDICATED
                            MINERALIZED MATERIAL *

------------------------------------------------------------------------------
                                 TONS                            CONTAINED
                                (000)       GRADE (OZ AU/T)       OUNCES
------------------------------------------------------------------------------
Advanced Prospects**            3,369           0.031             104,000
------------------------------------------------------------------------------

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

**   Advanced prospects include Cabin Creek, Hunter, Gold Canyon and Pot Canyon.

AT DECEMBER 31, 1998 THE MARKET PRICE OF GOLD WAS $271 PER OUNCE. THE FOREGOING RESERVES AND MINERALIZED MATERIAL ARE NOT ECONOMIC AT THIS PRICE.

DOBY GEORGE PROPERTY
--------------------

PROJECT STATUS

In September 1997 the Company executed a purchase and sale agreement for the sale of the Doby George property to Western Exploration and Development Ltd. ("Western") which called for installment payments of $1,600,000 to be paid:
$200,000 on October 13, 1997; $400,000 on December 15, 1997; $300,000 on March
15, 1998; $300,000 on June 15, 1998; and $400,000 on September 15, 1998.  All of
these payments were received by the Company as scheduled, except that the payment due September 1998 was paid in June 1998, at a discount of $40,000.

DISCONTINUED OPERATIONS - URANIUM MILLSITE, MOAB, UTAH
------------------------------------------------------

PROJECT STATUS

On March 12, 1999, the Company completed negotiations for an agreement-in-principle that would absolve it from all future liability with respect to its uranium mill and tailings impoundment (the "Millsite") near Moab, Utah. The agreement was reached with the U.S. Nuclear Regulatory Commission ("NRC"), the State of Utah, ACSTAR (surety provider for Atlas) and Atlas' Unsecured Creditor's Committee after negotiations to avoid lengthy and expensive litigation over the future of the Millsite. The agreement is subject to approval by the Bankruptcy Court. As consideration for this release, Atlas has agreed to contribute certain Millsite related assets to a Trust to be controlled by the government. A definitive letter agreement is expected to be signed by the parties and submitted to the bankruptcy court for approval by April 1999. Elimination of this liability should coincide with confirmation of Atlas' plan of reorganization, possibly by late summer. Coincidental to this agreement, the Company received from the NRC the final Environmental Impact Statement, which concludes that the Company's proposed reclamation plan is "environmentally acceptable," with certain recommended mitigation measures.

HISTORY

The Millsite is located in Grand County, Utah, 3 miles northwest of Moab, is accessed from U.S. Highway 191, and occupies approximately 200 acres within 437 acres owned by Atlas.

The Uranium Reduction Company ("URC") built and began operations at the Millsite in October 1956. Atlas acquired URC in 1962 and operated the uranium mill until 1984 when it was placed on stand-by status. Atlas holds Source Material License SUA-917 for the Millsite, which was changed to a "possession only" status on December 18, 1992. The NRC's most recent inspection report, in February 1998, concluded that there were no violations or deviations of the license.

Atlas was authorized to extract uranium oxide by both the acid and alkaline leach processes and the mill was licensed for production at 850 metric tons (1,870,000 pounds) of yellowcake annually. The majority of the ore processed at the mill came from the Big Indian Uranium District approximately 30 miles to the southeast. The sand-like material and mill solutions remaining after the uranium was extracted (tailings) were pumped to the 130 acre tailings impoundment adjacent to the Millsite. The approximate wet weight of the tailings was 10.5 million tons, with a volume of 7.5 million cubic yards. An interim cover comprised of low-grade ore, native soils and a synthetic geo-grid, was placed over the tailings beginning in 1989 and ending in 1995.

A decommissioning plan for the Millsite was approved by NRC on November 28, 1988. The dismantling and disposal of the mill buildings was completed in 1996. All that remains at the Millsite is an office/warehouse and the 130 acre tailings impoundment.

On March 7, 1997 the NRC issued its Technical Evaluation Report ("TER") which stated that the Atlas' Plan for closure was in compliance with the technical requirements for capping the tailings onsite.

For further information on the Moab site reclamation, see "Management's Discussion and Analysis of Financial Position and Operating Results - Environmental Matters."

RISK FACTORS
------------

Bankruptcy
----------

The Company and two of its subsidiaries are seeking to reorganize their debts under Chapter 11 protection from their creditors. There are no guarantees that Atlas or its subsidiaries will succeed with their efforts to reorganize and emerge from Chapter 11.

Prices
------

The Company's profitability has and continues to be significantly affected by metal prices. These prices may fluctuate widely and are affected by numerous factors beyond the Company's control, including global and regional demand, production costs, transportation and smelting charges, political and economic conditions, the strength of the United States dollar and exchange rates.

Gold, lead, zinc and silver are products that can be easily sold on numerous markets throughout the world. It is not difficult to ascertain the market price for these metals at any particular time, and these metals can be sold to a large number of refiners or metal dealers on a competitive basis. The Company normally sells its metal production through major dealers and in some cases may use hedging programs.

Environmental Issues
--------------------

The Company is required to comply with various federal, state and local regulations relating to environmental matters at its properties. The Company is required to obtain permits from various governmental agencies in order to mine and mill metals. The Company has obtained all of the necessary permits relating to its on-going operations. The Company cannot anticipate whether increasing costs of environmental compliance for its properties will have a material adverse impact on planned operations or competitive position.

Competition
-----------

The Company competes with substantially larger companies in the acquisition of properties and the production and sale of metals. The Company does not believe that it or any other competitor is a material factor in these markets, and the price it receives for its production depends almost entirely upon market conditions over which it has no control. The Company believes that it can promptly sell at current market prices all of the metals that it can produce.

Liquidity
---------

The Company expects that it will continue to incur losses in the near future, and that its return to profitability will depend on, among other things, its ability to reorganize under Chapter 11 and to finance additional development of its Bolivian operations. While the Company continues to generate limited cash flow at its Bolivian mines, the amount of cash flow available for acquisitions, investments, exploration and development is very limited. As a result, the Company is carefully monitoring its discretionary spending while it seeks financing alternatives. There is no guarantee that the Company will be able to obtain the necessary financing to enable it to return to profitability.

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

In certain countries in which the Company has assets and operations, such assets and operations are subject to various political, economic and other uncertainties, including, among other things, the risks of war or civil unrest, expropriation, nationalization, renegotiation or nullification of existing concessions, licenses, permits, approvals, contracts, taxation policies, foreign exchange and repatriation restrictions, changing political conditions, international monetary fluctuations, and currency controls. In addition, in the event of a dispute arising from foreign operations, the Company may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of courts in the United States. The Company also may be hindered or prevented from enforcing its rights with respect to a governmental instrumentality because of the doctrine of sovereign immunity. It is not possible for the Company to accurately predict such developments or changes in law or policy or to what extent any such developments or changes may have a material adverse effect on the Company's operations.

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

Item 2. PROPERTIES
        ----------

The Company's materially important properties consist of the Andacaba Mine and Mill which produce lead, zinc and silver in Bolivia, and the Gold Bar and Grassy Mountain gold properties which contain gold resources, described under "Item 1 Business".
--------

Item 3. LEGAL PROCEEDINGS
        -----------------

On June 20, 1997 the Company was served with a Complaint in the matter of Curt Goldschmidt and Ana Maria Goldschmidt (the "Goldschmidts) vs. Atlas Corporation; Suramco Metals, Inc.; Arisur Inc.; and Harold R. Shipes and Eileen A. Shipes in the Superior Court of the State of Arizona. In December 1994 Suramco and Arisur purchased all of the shares of Cia Minera Andacaba S.A., which held mining properties in Bolivia. Subsequently, Atlas acquired both Suramco and Arisur.
The Goldschmidts, the former owners of Cia Minera Andacaba S.A., asserted that the consideration under the purchase agreement was not paid in full and they were seeking damages in the amount of $800,000 plus expenses. Subsequent to the Arizona Complaint, in La Paz, Bolivia, the Goldschmidts initiated action to seek satisfaction of the purported damages. On June 25, 1998, the Company entered into a settlement agreement and mutual release of all claims (the "Settlement Agreement") with the Goldschmidts. The Settlement Agreement provided for the payment by the Company of $80,000 to the Goldschmidts on the date of signing of the Settlement Agreement. In addition, at the election of the Goldschmidts, the Company agreed to purchase from the Goldschmidts 2,000,000 shares of the Company's stock for $400,000 on September 11, 1998 and 250,000 shares of the Company's stock for $50,000 on December 11, 1998. In return the Goldschmidts released all claims against the Company, its subsidiaries and affiliates. The Company defaulted on the payments due on September 11, 1998 and December 11, 1998.

On September 19, 1997 the Company filed a Complaint in U. S. Federal District Court in Colorado for breach of contract and for indemnity against H. Roy Shipes, et. al. ("Shipes Parties"). The Company claimed that the Shipes Parties are duty bound to defend and indemnify the Company as a result of the Goldschmidt claims against the Company (see above). The duty arose out of the contract with the Shipes Parties to sell Suramco to the Company. On October 1, 1997 the Shipes Parties filed a claim against the Company. The Complaint seeks damages for alleged misrepresentations in connection with the purchase of 50% of Arisur from the Shipes Parties.

On January 25, 1999, the Company, the Goldschmidts and the Shipes Parties executed a Settlement Agreement, which was approved by the Bankruptcy Court and closed in April 1999. Under the terms of the agreement, the Company agreed to allow a general unsecured claim in its bankruptcy proceeding of $580,000 to the Shipes Parties and $450,000 to the Goldschmidts. In addition, the Shipes Parties will be allowed a subordinated unsecured debt claim of $2,250,000.

On January 30, 1998 a complaint was served on the Company in the matter of Zonnie Marie Dandy Richards, the estate of Harold J. Richards, Sr. v. Texas Zinc, Vanadium Corporation of America, Atlas Corporation, and all affiliates joint venturers and assignees thereof, in the District Court of the Navajo Nation, Kayenta District court. The Plaintiff alleged wrongful death of her husband as a result of his exposure to uranium and other heavy metals at a uranium mill site purportedly owned and operated by the Company. This case was dismissed in July 1998.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

No matters were submitted to a vote of the security holders during the quarter ended December 31, 1998.

                                    PART II

Item 5. MARKET FOR THE COMPANY'S COMMON STOCK
        --------------------------------------
        AND RELATED STOCKHOLDER MATTERS
        -------------------------------

ATLAS' COMMON STOCK IS LISTED ON THE NASDAQ BULLETIN BOARD UNDER THE SYMBOL
---------------------------------------------------------------------------
ATSP.  The high and low sales prices for the common stock for each quarterly
----
period are as follows:

                                          Year Ended                Year Ended                Year Ended
                                         December 31,              December 31,              December 31,
                                             1998                      1997                      1996
                                   ---------------------------------------------------------------------------
Quarter Ended                         High          Low          High          Low         High        Low
--------------------------------------------------------------------------------------------------------------
March 31                                 $0.42        $0.15       $0.8125      $0.5625      $1.875      $1.375
June 30                                   0.41         0.17          0.75       0.3438       1.50        1.0
September 30                              0.35         0.04          0.50       0.125        1.125       0.6875
December 31                               0.09         0.03         0.375       0.0625       1.125       0.625

No dividends were declared in the years ended December 31, 1998, 1997 and 1996. At March 26, 1999, there were approximately 15,800 holders of record of the Company's common stock.

Item 6. SELECTED FINANCIAL DATA
        -----------------------

The following table is derived in part from the audited consolidated financial statements of the Company. This information should be read in conjunction with the audited consolidated financial statements and the notes thereto.

(Amounts in thousands, except per share data)

                                                                                        Six Months Ended
                                                                Year Ended Dec. 31,         Dec. 31,         Year Ended June 30,
                                                    -----------------------------------------------------------------------------
                                                       1998       1997       1996             1995            1995        1994
                                                   -----------------------------------------------------------------------------
INCOME STATEMENT DATA:
 Mining revenue                                      $ 5,109    $  3,935   $    578           $      -      $  2,328    $ 19,478
 Loss from continuing operations                      (2,730)    (13,921)   (10,385)            (4,266)      (20,397)    (12,040)
 Income (loss) from discontinued operations                -      (2,868)         -                  -           621       2,175
 Net loss                                             (2,730)    (15,619)   (10,385)            (4,266)      (19,776)     (9,865)

PER SHARE OF COMMON STOCK:
 Loss from continuing operations                       (0.10)      (0.54)     (0.49)             (0.22)        (1.23)      (1.45)
 Income (loss) from discontinued operations                -       (0.11)         -                  -          0.04        0.26
 Net loss                                              (0.10)      (0.61)     (0.49)             (0.22)        (1.19)      (1.19)
 Cash dividends per share                                  -           -          -                  -             -           -

BALANCE SHEET DATA:
 Cash and cash equivalents                                 4         583      1,022                220         4,452       3,767
 Total assets                                         38,038      42,316     56,021             68,080        59,222      38,227
 Long-term obligations                                 4,728      29,820     36,808             37,899        34,841      33,247
 Liabilities subject to compromise                    30,089           -          -                  -             -           -
 Working capital (deficit)                               119      (8,197)    (2,437)             7,212         5,664        (239)
 Total stockholders equity (deficit)                  (2,153)        531     12,372             22,143        24,833      (2,475)
 Book value per share                                  (0.08)       0.02       0.51               1.16          1.34       (0.26)

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and accompanying notes.

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES
------------------------------------------------

As previously noted, on September 22, 1998, Atlas filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Colorado. On January 26, 1999, APMI and AGMI also filed petitions for relief under Chapter 11. Under Chapter 11, certain claims against Atlas in existence prior to the filing of the petition are stayed while Atlas continues business operations as debtor-in-possession. Additional claims may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against Atlas' assets also are stayed, although the holders of such claims have the right to move the court for relief from stay. Secured claims are secured primarily by restricted cash of the Company and by performance bonds issued by insurance companies.

The Company does not intend to seek protection under any applicable bankruptcy laws for Arisur.

In February 1997, Arisur signed a financing agreement with the Corporacion Andina de Fomento ("CAF") for US $2.3 million dollars. CAF is a multilateral financial institution that supports sustainable development and integration efforts within the Andean region of South America. The proceeds of the loan, received in May 1997, paid for certain equipment and expansion programs of the Bolivian operations and reimbursed Atlas approximately of $500,000 of funds previously advanced for said purposes.

During 1997, the Company also completed transactions on two of its non-operating properties. In June of 1997, the Company sold 90% of its Gold Bar property to Barrick for $1 million in cash and the purchase of one million shares of the Company's stock at $1 per share. In September the Company executed an agreement for the sale of its Doby George property for a total purchase price of $1.6 million. See Item 1. "BUSINESS" for a more complete discussion of these transactions.

In June 1997 the Company repurchased its Exchangeable Debentures from the debenture holders. The agreement with the debenture holders provided for the then remaining outstanding principal amount of $9,810,000 together with accrued interest to be repurchased for a combination of 1,500,928 new issue Atlas common shares and all of its shares of Vista Gold Corp. ("Vista"), which had been pledged as collateral on the Exchangeable Debenture.

The above transactions allowed the Company to acquire its interest in Arisur (see Item 1. "ARISUR INC.") and to develop its Tucker Hill perlite project (see
Item 1. "CORNERSTONE INDUSTRIAL MINERALS CORPORATION"). These expenditures, combined with minimal operating revenues during most of this time period, have resulted in large swings in the Company's working capital.

During 1998 working capital increased by $8.3 million from a deficit of $8.2 million to $.1 million. The primary reason for the increase is a result of the Company's election to file for protection under Chapter 11 as discussed above. All "pre-petition" liabilities have been reclassified to "Liabilities subject to compromise" on the balance sheet at December 31, 1998, since payment of these amounts is subject to a court approved plan of reorganization. This amount includes $6.6 million of liabilities that would have otherwise been classified as current. Other significant expenditures during the year included $0.8 million in operating costs of Cornerstone, $0.5 million in additions to property and equipment at Arisur, operating losses of approximately $1.1 million and $0.8 million of environmental reclamation costs. This was offset by $1.6 million proceeds from the sale of assets (primarily Doby George) and $1.1 million in Title X receipts from the Department of Energy (see Item 7. "Environmental Matters"). Also, "asset held for sale" of $2.6 million has been classified as a current asset in the Consolidated Balance Sheet at December 31, 1998 as a result of the sale completed in February 1999.

Working capital decreased by $5.8 million during 1997 from a deficit of $2.4 million to a deficit of $8.2 million. This was a result of construction and development expenditures at Tucker Hill of $2.1 million and Andacaba of $1.6 million, ongoing exploration, standby and administrative costs totaling $3.1 million and reclamation costs of $1.2 million. Cash inflows included $2 million from Barrick, $1.6 million in Title X receipts and long-term debt proceeds of $1.9 million. In addition, the Company's $3.5 million convertible debenture, due September 30, 1998, was classified as a current liability at December 31, 1997. See Note 1. to the Consolidated Financial Statements.

Capital expenditures in 1998 were approximately $0.5 million consisting primarily of development expenditures at its Andacaba mine in Bolivia. For the year ended December 31, 1997, the Company's capital expenditures were $1.8 million, compared with $1.3 million during 1996. Expenditures for 1997 consisted of $1.6 million at Andacaba for the mine and mill expansion and $0.2 million at Grassy Mountain. In 1996, development and construction costs incurred at Andacaba were $1.1 million, and acquisition costs of Grassy Mountain were $0.2 million.

Through the sale of Cornerstone (see "Item 1. Business"), the Company has secured sufficient funds to continue to operate while it develops a plan for the reorganization of the Company. The primary focus of the plan will be a release from any future liability associated with the Millsite (see "Item 7. Environmental Matters"). The Company is also seeking financing for development of its Andacaba Mine in order to increase operating cash flows. Finally, the Company is seeking to divest of its Gold Bar and Grassy Mountain properties and other non-core assets to generate additional cash for operations, and as partial satisfaction of its pre-petition liabilities.

There is no guarantee that the Company will be successful in achieving all or any one of the above reorganization goals or, if successful, that the creditors of the Company and the Bankruptcy Court will approve the plan as submitted. In the event that the agreement for the release of the Millsite liability cannot be finalized, the Company may be forced into expensive and lengthy litigation over the issue, which would further deplete the Company's already limited resources. Management believes that successful completion of the aforementioned goals is necessary for the Company to avoid a Chapter 7 liquidation of all of the assets of the Company.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for fiscal years beginning after June 15, 1999. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities. Therefore, management believes that SFAS No. 133 will not have an impact on its financial statements.

As discussed above, the Company and two of its subsidiaries have filed for protection under U.S. Bankruptcy laws, and it has incurred operating losses of $2,730,000, $13,921,000 and $10,385,000 for the years ended December 31, 1998,
1997 and 1996 respectively. As a result, the independent auditors' report, which accompanies the financial statements included in this report, contains a going concern explanatory paragraph. Management's plan to resolve the Company's immediate financial difficulties and improve its financial position is described above and in Note 1 to the consolidated financial statements at Item 8.

RESULTS OF OPERATIONS
---------------------

The following is a summary of production statistics at the Andacaba Mill for 1998, 1997, and 1996:

                                                     1998               1997              1996 (1)
                                                 ------------       ------------       -------------
   Tonnes milled                                      119,535             77,219              19,176

   Tonnes of lead concentrate produced                  2,258              2,055                 386
   Grade of lead concentrate:
           Zinc                                         64.57%             65.86%              66.64%
           Silver (ounces per ton)                      135.0             136.87              137.89

   Tonnes of zinc concentrate produced                 12,346              7,856                 998
   Grade of zinc concentrate:
           Zinc                                         46.32%             47.65%              48.48%
           Silver (ounces per ton)                      23.64              24.37               28.71

   /(1)/ For the period from October 8, 1996 (date of acquisition) to December
         31, 1996.

The increased production in 1998 is a result of the Andacaba Mill expansion completed in early 1997, which increased capacity to 550 tonnes per day. Grades of ore processed have declined somewhat due to the additional development and as lower grade veins have been exploited in order to satisfy the increased capacity of the mill, and also as a result of the processing of lower grade tailings located at the mill site to produce a zinc concentrate.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997
-------------------------------------------------------------------------

REVENUES

Mining revenues in 1998 were $5,109,000 compared to $3,935,000 for the same period in 1997. The 30% increase during the year is a result of the production increase noted above. The increased production was offset somewhat by a weakening of lead and zinc prices during 1998.

PRODUCTION COSTS AND DEPRECIATION, DEPLETION AND AMORTIZATION

Cash production costs in 1998 were $4,267,000 ($39.70 per tonne) compared to $3,671,000 ($47.54 per tonne) during 1997, representing a 16% increase during the year. This increase can again be attributed to the increase in production levels during the period. The economies of scale attributable to the higher production rate are evident by the lower rate of increase in costs than in either the revenue or production statistics. As a result of these economies, the Company was able to increase its cash-operating margin (mining revenue less production costs) from $264,000 in 1997 to $842,000 in 1998.

Depreciation, depletion and amortization increased $334,000, from $665,000 in 1997 to $999,000 in 1998, primarily as a result of the higher units of production amortized during the year.

SHUTDOWN AND STANDBY COSTS

Shutdown and standby costs decreased in 1998 to $355,000 from $446,000 in 1997. This was a result of the assumption of certain costs by Barrick under its agreement with the Company (see "Item 1. Business") and also due to cost cutting efforts implemented by management.

EXPLORATION

Exploration costs in 1998 were $78,000 consisting principally of one geologist's salary and costs of maintaining an office in Reno, Nevada. Costs of $731,000 in 1997 consisted of a $450,000 charge pursuant to a joint venture termination agreement with Vista. The remaining costs consisted of other geological and support costs and work performed on the Commonwealth property which was dropped in 1997.

GENERAL AND ADMINISTRATIVE

General and administrative costs were $1,230,000 in 1998 compared to $1,925,000 in 1997. The decrease in 1998 is a result of vigorous cost cutting measures undertaken in 1998. A new lease was negotiated for the Company's corporate offices in Denver, reducing monthly rent from $17,000 per month to $6,000 per month. Corporate staff has been reduced from 11 in January 1997 to 6 at December 31, 1998 resulting in a decrease in salaries and benefits to $345,000 in 1998 from $600,000 in 1997. Legal, accounting and other professional fees were $338,000 in 1998, down from $603,000 in 1997 as a result of cost cutting efforts. Shareholder relation costs were reduced from $248,000 in 1997 to $127,000 in 1998. Other overhead costs were also lower as a result of these measures.

OTHER

Also during 1998, the Company recorded an additional loss from assets held for sale of $1,165,000 caused by operating losses of Cornerstone during the year and a lower final sales price than contemplated at the time of the original decision to sell Cornerstone.

Notes 12 and 13 to the Consolidated Financial Statements provide details and a discussion of discontinued operations for the past three years.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996
-------------------------------------------------------------------------

REVENUES

Mining revenues in 1997 were $3,935,000 compared to $578,000 in 1996. Revenues in 1997 represent the first full year of operations for Arisur compared to only one quarter in 1996, subsequent to the purchase of Arisur by the Company on October 8, 1996. Revenues in 1997 also were higher as a result of the expansion of its mining and milling operations in 1997, resulting in greater production than in prior years.

PRODUCTION COSTS AND DEPRECIATION, DEPLETION AND AMORTIZATION

Total production costs in 1997 were $4,336,000, including depreciation of $665,000, compared to $765,000 and $324,000, respectively, during 1996. The large increase in production costs can also be attributed to the first full year of production at Arisur.

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

OTHER

In June 1997, the Company repurchased the debentures as described above. The transaction resulted in a loss of $5,419,000, which has been recorded in the income statement as a loss from repurchase of Debentures of $6,589,000 and an extraordinary gain of $1,170,000.

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

ENVIRONMENTAL MATTERS
---------------------

The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to mitigate any environmental effects caused by its past and present operations. The Company believes that it has taken reasonable steps to be in substantial compliance with all federal, state and local environmental regulations applicable to its current and discontinued operations.

The Company's license issued by the NRC requires the Company to decommission and reclaim its Millsite. The Company discontinued its uranium operations in 1987, and the estimated shutdown and reclamation expenses were accrued. Reclamation and decommissioning costs (net of reimbursements, see below) of $825,000, $1,215,000 and $1,808,000 have been charged against this accrual for the years ended December 31, 1998, 1997 and 1996. The approval process for the Company's plan of reclamation was again extended during 1998. The delays in this process have continued to increase the ultimate cost of the reclamation plan due to additional technical information requirements, continuing overhead costs, legal and consulting fees, as well as inflation and other ongoing carrying costs of the property. Due to these added costs, along with possible changes in the scope of the Company's reclamation plan, the Company reevaluated its uranium reclamation accrual and concluded that an additional charge of $3,000,000 was required in the year ended December 31, 1997. The balance of the accrual at December 31, 1998 was $21,110,000. Title X of "The Comprehensive National Energy Policy Act" ("Title X"), which was enacted in October 1992, provides for reimbursement by the federal government of past and future reclamation expenses in proportion to the extent that the Site's tailings were generated by Atomic Energy Commission ("AEC") contracts. With respect to the Company's discontinued uranium operations, 56% of the tailings were generated by AEC contracts. Requests for reimbursement under Title X must be submitted annually to the Department of Energy ("DOE") and are subject to review and audit. At December 31, 1998, the Company had recorded a Title X receivable of $14,784,000, which includes claims already made (see below) as well as an estimate of future claims based upon the recorded reclamation liability. The timing on the repayment of costs approved for reimbursement is a function of Congressional appropriation.

In July 1994, the Company submitted the first of five claims under Title X for reimbursement of compliance and reclamation costs. The five claims cover costs incurred from fiscal 1980 through March 1998. The total amount reimbursable under the five claims is $7,049,000. As of March 15, 1999, the Company had received $5,356,000 in reimbursements under Title X, leaving a remaining balance due of $1,693,000.

On March 12, 1999, the NRC issued the "Final Environmental Impact Statement Related to Reclamation of the Uranium Mill Tailings at the Atlas Site, Moab, Utah," (FEIS). The FEIS concludes that the Atlas proposed on-site reclamation, with certain recommended mitigation, was acceptable.

However, as noted above, through a negotiated settlement agreement-in-principle with NRC, the State of Utah, ACSTAR (surety) and the unsecured Creditor's Committee, the Company believes all future liability has been eliminated. This agreement will release the Company from any further liability for the Moab site in consideration for the Company contributing certain Moab related assets and resources to a trust to be established and directed by the government.

With finalization of the agreement and upon approval by the Bankruptcy Court releasing the Company from further liability expected by May 1999, the Company believes its environmental costs related to the Millsite will be eliminated upon confirmation of the Chapter 11 reorganization plan.

Estimated reclamation costs relating to the Gold Bar Resource Area are recorded based on the units of production method. There were no reclamation costs expensed in the years-ended December 31, 1998, 1997 and 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

INDEX TO FINANCIAL STATEMENTS                                               Page
     Consolidated Statements of Operations for the Years Ended
     December 31, 1998, 1997 and 1996                                       26

     Consolidated Balance Sheets as of December 31, 1998 and 1997           27

     Consolidated Statements of Stockholders' Equity (Deficit) for
     the Years Ended December 31, 1998, 1997 and 1996                       28

     Consolidated Statements of Cash Flow for the Years Ended
     December 31, 1998, 1997 and 1996                                       29

     Notes to Consolidated Financial Statements                          30 - 52

     Reports of Independent Auditors                                     53 - 56

                               ATLAS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except earnings per share)


                                                                               Year Ended December 31,
                                                             ---------------------------------------------------------
                                                                           1998               1997                1996
----------------------------------------------------------------------------------------------------------------------
Mining revenue                                                         $  5,109           $  3,935            $    578
----------------------------------------------------------------------------------------------------------------------
Costs and expenses:
 Production costs                                                         4,267              3,671                 441
 Depreciation, depletion and amortization                                   999                665                 324
 Impairment of mineral property (Note 4)                                     34              1,256                   -
 Shutdown and standby costs (Note 4)                                        355                446               1,232
 General and administrative expenses                                      1,230              1,925               4,106
 Exploration and prospecting costs                                           78                731               1,264
----------------------------------------------------------------------------------------------------------------------
  Gross operating loss                                                   (1,854)            (4,759)             (6,789)
----------------------------------------------------------------------------------------------------------------------
Other (income) and expense:
 Equity in loss of Vista Gold Corp. (Note 7)                                  -                  -               2,721
 Loss on asset held for sale (Note 7)                                     1,165              2,938                 272
 Loss on repurchase of debentures (Note 8)                                    -              6,589                   -
 Gain on curtailment of retirement plan (Note 15)                             -               (655)                  -
 Income from joint venture agreement (Note 4)                            (1,213)              (437)                  -
 Interest expense                                                           593                939               1,201
 Interest income                                                           (308)              (380)               (473)
 Other (income) expense, net                                                491                168                (125)
----------------------------------------------------------------------------------------------------------------------
  Loss from continuing operations before reorganization
   items, income taxes and extraordinary gain                            (2,582)           (13,921)            (10,385)
 Reorganization items:
  Gain on settlement of liabilities                                          10                  -                   -
  Professional fees                                                        (141)                 -                   -
  Other                                                                     (17)                 -                   -
----------------------------------------------------------------------------------------------------------------------
  Loss from continuing operations before income taxes and
   extraordinary gain                                                    (2,730)           (13,921)            (10,385)
Provision for income taxes (Note 17)                                          -                  -                   -
----------------------------------------------------------------------------------------------------------------------
  Loss from continuing operations before extraordinary gain              (2,730)           (13,921)            (10,385)
Loss from discontinued operations (Note 12)                                   -             (2,868)                  -
----------------------------------------------------------------------------------------------------------------------
  Loss before extraordinary gain                                         (2,730)           (16,789)            (10,385)
Extraordinary gain (Note 8)                                                   -              1,170                   -
----------------------------------------------------------------------------------------------------------------------
  Net loss                                                             $ (2,730)          $(15,619)           $(10,385)
======================================================================================================================
Basic and diluted earnings per share of common stock (Note 16)
 Loss from continuing operations                                       $  (0.10)          $  (0.54)           $  (0.49)
 Loss from discontinued operations                                            -              (0.11)                  -
 Extraordinary gain                                                           -               0.04                   -
----------------------------------------------------------------------------------------------------------------------
  Net loss                                                             $  (0.10)          $  (0.61)           $  (0.49)
======================================================================================================================
Weighted average common shares outstanding                               27,434             25,811              21,015
======================================================================================================================

See accompanying notes

                               ATLAS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                                     December 31,
                                                                             ----------------------------
                                                                               1998                1997
---------------------------------------------------------------------------------------------------------
ASSETS
 Current assets:
  Cash and cash equivalents                                                  $      4            $    583
  Accounts receivable - Trade                                                     892                 542
  Title X receivable (Note 13)                                                    675               1,100
  Accounts receivable - Other                                                     352                 541
  Asset held for sale (Note 7)                                                  2,643                   -
  Inventories (Note 2)                                                            914                 965
  Prepaid expenses and other current assets                                        13                  37
---------------------------------------------------------------------------------------------------------
     Total current assets                                                       5,493               3,768
---------------------------------------------------------------------------------------------------------
 Property, plant and equipment (Note 4)                                        59,205              60,427
 Less:  Accumulated depreciation, depletion, amortization
 and impairment                                                               (47,032)            (46,027)
---------------------------------------------------------------------------------------------------------
                                                                               12,173              14,400
 Restricted cash  and securities (Note 9)                                       6,181               6,208
 Asset held for sale  (Note 7)                                                      -               3,000
 Title X receivable (Note 13)                                                  14,109              14,765
 Other assets                                                                      82                 175
---------------------------------------------------------------------------------------------------------
                                                                             $ 38,038            $ 42,316
=========================================================================================================
LIABILITIES
 Liabilities not subject to compromise:
  Current liabilities:
   Trade accounts payable (Note 10)                                          $    980            $  2,209
   Other accrued liabilities (Notes 9 and 10)                                   1,161               2,189
   Short-term debt (Notes 8 and 10)                                             3,233               6,017
   Deferred gain on joint venture agreement                                         -                 750
   Current portion of estimated uranium reclamation costs (Note 13)                 -                 800
---------------------------------------------------------------------------------------------------------
  Total current liabilities                                                     5,374              11,965
---------------------------------------------------------------------------------------------------------
  Long-term debt (Note 8)                                                       1,216               1,917
  Other liabilities, long-term (Notes 9 and 10)                                 3,512              27,903
---------------------------------------------------------------------------------------------------------
     Total long-term liabilities                                                4,728              29,820
---------------------------------------------------------------------------------------------------------
 Liabilities subject to compromise (Note 10)                                   30,089                   -
---------------------------------------------------------------------------------------------------------
  Total liabilities                                                            40,191              41,785
---------------------------------------------------------------------------------------------------------

 Commitments and contingencies (Notes 13, 14 and 15)

STOCKHOLDERS' EQUITY (DEFICIT) (NOTES 5, 6, 7 AND 8)
 Common stock, par value $0.01 per share; authorized
  100,000,000; issued and outstanding, 27,517,544 and 27,281,503,
  at December 31, 1998 and 1997 respectively                                      275              27,282
 Capital in excess of par value                                                93,788              66,735
 Deficit                                                                      (96,216)            (93,486)
---------------------------------------------------------------------------------------------------------
  Total stockholders' equity (deficit)                                         (2,153)                531
---------------------------------------------------------------------------------------------------------
                                                                             $ 38,038            $ 42,316
=========================================================================================================

See accompanying notes

                               ATLAS CORPORATION
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                (In thousands)

                                                                Capital in
                                             Common   Common     Excess of
                                             Shares    Stock     Par Value    Deficit     Other      Total
-----------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                 20,035  $ 20,035      $69,248    $(67,482)  $   342   $ 22,143
Issuance of common stock for purchase of
  Arisur Inc. (Note 7)                        4,000     4,000         (750)          -         -      3,250
Shares issued to 401(k) plan                     66        66            3           -         -         69
Interest on debenture (Note 8)                   79        79           13           -         -         92
Unrealized loss on investment                     -         -            -           -    (2,764)    (2,764)
Currency translation adjustment                   -         -            -           -       (33)       (33)
Current year loss                                 -         -            -     (10,385)        -    (10,385)
-----------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                 24,180    24,180       68,514     (77,867)   (2,455)    12,372
Shares issued to 401(k) plan                     74        74          (39)          -         -         35
Interest on debenture (Note 8)                   40        40          (10)          -         -         30
Shares issued to Barrick (Note 4)             1,000     1,000         (500)          -         -        500
Shares issued to retire Exchangeable
 Debentures (Note 8)                          1,501     1,501         (938)          -         -        563
Shares issued for payment of fees               294       294         (184)          -         -        110
Sale of Vista shares (Note 7)                     -         -            -           -     2,455      2,455
Shares issued in settlement of pension
 obligation                                     193       193         (108)          -         -         85
Current year loss                                 -         -            -     (15,619)        -    (15,619)
-----------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                 27,282    27,282       66,735     (93,486)        -        531
Shares issued to 401(k) plan                    118       118          (95)          -         -         23
Interest on debenture (Note 8)                  118       118          (95)          -         -         23
Transfer of capital (Note 5)                      -   (27,243)      27,243           -         -          -
Current year loss                                 -         -            -      (2,730)        -     (2,730)
-----------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                 27,518  $    275      $93,788    $(96,216)  $     -   $ (2,153)
===========================================================================================================

See accompanying notes

                               ATLAS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                               Year Ended December 31,
                                                                   ---------------------------------------------
                                                                      1998             1997              1996
----------------------------------------------------------------------------------------------------------------
Operating activities:
 Net loss                                                            $(2,730)         $(15,619)         $(10,385)
 Loss from discontinued operations                                         -             2,868                 -
 From continuing operations:
  Adjustments to reconcile loss to net cash used
   in operations (Note 11)                                             1,002             9,386             3,630
  Changes in operating assets and liabilities (Note 11)                  502             1,808            (2,010)
----------------------------------------------------------------------------------------------------------------
                                                                      (1,226)           (1,557)           (8,765)
----------------------------------------------------------------------------------------------------------------
Discontinued operations:
 Operating loss (net of tax)                                               -            (2,868)                -
 Adjustments to reconcile income (loss) to net cash provided by (used in) operations:
  Increase in accrued liabilities                                          -               217                 -
  Decrease in other liabilities, long-term                                 -              (349)                -
  Net increase (decrease) in estimated reclamation costs                 256             3,365            (1,808)
----------------------------------------------------------------------------------------------------------------
                                                                         256               365            (1,808)
----------------------------------------------------------------------------------------------------------------
 Net cash used in operations                                            (970)           (1,192)          (10,573)
----------------------------------------------------------------------------------------------------------------
Investing activities:
 Net cash expended in purchase of subsidiary                               -                 -            (3,676)
 Cash released from escrow                                                 -                 -            10,000
 Additions to property, plant and equipment                             (479)           (1,847)           (1,286)
 Investment in asset held for sale                                      (808)           (2,057)           (1,948)
 Proceeds from joint venture agreement                                     -             1,500                 -
 Proceeds from sale of Vista Gold Corp.                                    -                76             5,527
 Proceeds from sale of Dakota Mining Corporation                           -                 -             4,520
 Proceeds from sale of equipment and reduction in other                1,663               563                 -
  assets
----------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) investing activities                   376            (1,765)           13,137
----------------------------------------------------------------------------------------------------------------
Financing activities:
 Proceeds from borrowings on short term debt and line of
  credit                                                                 871               505               238
 Repayment of short-term debt                                           (856)             (500)           (2,000)
 Proceeds from the issuance of common stock                                -               500                 -
 Proceeds from the issuance of long-term debt                              -             2,300                 -
 Costs to repurchase Exchangeable Debenture                                -              (287)                -
----------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) financing activities                    15             2,518            (1,762)
----------------------------------------------------------------------------------------------------------------
   Increase (decrease) in cash and cash equivalents                     (579)             (439)              802
Cash and cash equivalents at beginning of period                         583             1,022               220
----------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents at end of period                        $     4          $    583          $  1,022
================================================================================================================

See accompanying notes

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

1.   ACCOUNTING POLICIES

BASIS OF PRESENTATION - Atlas is principally engaged in the exploration, development and exploitation of mineral properties. The accompanying financial statements have been prepared assuming that Atlas Corporation and its subsidiaries (the "Company ") will continue as a going concern. The Company filed for protection under the U.S. Bankruptcy code in September 1998 and has incurred operating losses of $2,730,000, $13,921,000, and $10,385,000 for the years ended December 31, 1998, 1997 and 1996 respectively. At December 31, 1998 the Company has a stockholders' deficit of $2,153,000. These considerations raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Management's plans to alleviate the substantial doubt include the following:

As discussed below, the Company has filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Through the sale of Cornerstone (Note 7), the Company has secured sufficient funds to continue to operate while it develops a plan for the reorganization of the Company. The primary focus of the plan will be a release from any future liability associated with the Uranium Millsite (Note 13). The Company is also seeking financing for development of its Andacaba Mine in order to increase operating cash flows. Finally, the Company is seeking to divest of its Gold Bar and Grassy Mountain properties and other non-core assets to generate additional cash for operations, and as partial satisfaction of its pre-petition liabilities.

On September 22, 1998, Atlas filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Colorado. Under Chapter 11, certain claims against Atlas in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while Atlas continues business operations as debtor-in-possession. These claims are reflected in the December 31, 1998 balance sheet as "Liabilities subject to compromise." Additional claims (Liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against Atlas's assets also are stayed, although the holders of such claims have the right to move the court for relief from stay. Secured claims are secured primarily by restricted cash of the Company and by performance bonds issued by insurance companies.

The Company's subsidiaries, Arisur Inc. ("Arisur"), Atlas Precious Metals Inc. ("APMI"), Atlas Gold Mining Inc. ("AGMI"), Suramco Metals, Inc. ("Suramco"), and Cornerstone Industrial Minerals Corporation ("Cornerstone") had not filed for protection under Chapter 11 as of December 31, 1998. Accordingly, liabilities associated with these subsidiaries are included in "Liabilities not subject to compromise" along with secured and post-petition liabilities of the Company. On January 26, 1999 APMI and AGMI filed for relief under Chapter 11. Cornerstone was sold in 1999 and the Company has no intentions to seek protection for Arisur.

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Atlas Corporation and all majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

INVENTORIES - Inventories are recorded at the lower of average cost or net realizable value.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at the lower of cost, or estimated net realizable value. Depreciation of milling facilities and depletion of mining properties is determined by the units of production method. The Company regularly assesses its ability to recover the carrying value of its assets and recognizes an impairment when it is determined that unamortized costs cannot be recovered from undiscounted cash flows over the remaining project life. Leasehold improvements are amortized on a straight-line basis over the terms of related leases or, if shorter, estimated useful life.

Expenditures for maintenance and repairs are charged to operations as incurred. Expenditures for additions and major renewals are added to the property, plant and equipment accounts. Interest expense allocable to the acquisition or construction of capital assets and deferred mine development is capitalized until operations commence.

FOREIGN CURRENCIES - The functional currency of all foreign subsidiaries is the
U. S. Dollar. Gains and losses on foreign currency transactions are included in determining consolidated earnings/losses.

DEVELOPMENT PROPERTIES - At properties identified as having the potential to add to proven and probable reserves, the direct costs of acquisition, exploration and development are capitalized as they are incurred. Determination as to reserve potential is based on results of feasibility studies, which indicate whether a property is economically feasible. After drilling has confirmed the shape and continuity of mineralization, initial feasibility studies are optimized. If production commences, these costs are transferred to deferred exploration and development costs and amortized against earnings using the units of production method. If a project is determined not to be commercially feasible, unrecovered costs are expensed in the year in which the determination is made.

EXPLORATION COSTS - The costs of exploration programs not anticipated to result in additions to reserves and other mineralization in the current year are expensed as incurred.

MINING REVENUE - Revenues on base metals are recorded at the time of shipment.

RECLAMATION - Estimated reclamation, site restoration and closure costs for each mine are charged to operations over the expected life of the mine using the units of production method.

INCOME TAXES - The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Income tax accounting information is disclosed in Note 17 to the consolidated financial statements.

CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

EARNINGS PER SHARE - Basic loss per share is computed by dividing loss applicable to common shareholders by the weighted-average number of common shares outstanding for the year. Diluted loss per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect is to reduce a loss or increase earnings per share. The Company had no potential common stock instruments, which would result in diluted loss per share in 1998, 1997 or 1996.

ENVIRONMENTAL REMEDIATION LIABILITIES - The Company accounts for environmental remediation liabilities under Statement of Position 96-1 "Environmental Remediation Liabilities", which requires the accrual of environmental remediation liabilities when the criteria for Financial Accounting Standards Board Statement No. 5 "Accounting for Contingencies" are met.

COMPREHENSIVE INCOME - In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income", which requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Statement No. 130 is effective for financial statements for fiscal years beginning after December 15, 1997. During 1998, 1997 and 1996 the Company had no items of comprehensive income; therefore adoption of this statement had no impact on the Company.

SEGMENT REPORTING - In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. In addition, it establishes standards for related disclosures about products and services, geographic areas and major customers. Statement No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of this statement does not have a significant effect on the Company's reported segments.

PENSION DISCLOSURES - In February 1998 the FASB issued SFAS No. 132, "Employer's Disclosures abut Pensions and Other Post Retirement Benefits," which standardizes the disclosure requirements for pensions and other post retirement benefit obligations. The Company adopted SFAS No. 132 during 1998. This statement has an impact on disclosures only.

DERIVATIVE INSTRUMENTS - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for fiscal years beginning after June 15, 1999. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities. Therefore, management believes that SFAS No. 133 will not have an impact on its financial statements.

ACCOUNTING ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS - Certain of the comparative figures have been reclassified to conform with the current year's presentation.

2.   INVENTORIES

Inventories consisted of the following:

                                                                               December 31,
                                                                   ---------------------------------
(In thousands)                                                             1998               1997
----------------------------------------------------------------------------------------------------
Zinc and lead concentrates                                                  $  65              $  91
Stockpiled ore                                                                217                249
Materials and supplies                                                        632                625
                                                                   ---------------------------------
                                                                            $ 914              $ 965
                                                                   =================================

3.   FINANCIAL INSTRUMENTS

Financial instruments consist of the following:

                                                                December 31,
                                   ---------------------------------------------------------------------
                                                  1998                                 1997
                                   --------------------------------     --------------------------------
                                     Carrying                             Carrying
(In thousands)                        Value           Fair Value           Value           Fair Value
-------------------------------------------------------------------     --------------------------------
Assets
  Short-term assets                   $4,566            $4,566             $ 2,766           $ 2,766

Liabilities
  Short-term liabilities               5,374             5,374              11,965            11,965
  Long-term debt                       1,216             1,176               1,917             1,858

Short-Term Assets and Liabilities: The fair value of cash and cash equivalents, marketable equity securities, accounts receivable, accounts payable, other accrued liabilities and short-term debt approximates their carrying value due to the short-term nature of these instruments.

Long-Term Debt: The fair value of long-term debt is based primarily on the Company's current established refinancing rates of approximately 12%.

Liabilities subject to compromise: As a result of the Company's Chapter 11 filing, the fair value of certain liabilities subject to compromise cannot be determined at December 31, 1998.

4.   PROPERTY, PLANT AND EQUIPMENT

                                                                     Accumulated
                                                                    Depreciation,
                                                                      Depletion
                                                 Acquisition       Amortization &     Net Book
      December 31, 1998 (In thousands)              Costs            Impairment        Value
-----------------------------------------------------------------------------------------------------
Property and leaseholds                          $   5,347    $         2,211      $   3,136
Land improvements                                    5,741              5,741              -
Deferred exploration and development costs           6,041              3,847          2,194
Buildings and equipment                             42,076             35,233          6,843
                                             --------------------------------------------------------
  Total                                          $  59,205    $        47,032      $  12,173
                                             ========================================================



                                                                     Accumulated
                                                                    Depreciation,
                                                                      Depletion
                                                 Acquisition       Amortization &     Net Book
      December 31, 1997 (In thousands)              Costs            Impairment         Value
-----------------------------------------------------------------------------------------------------
Property and leaseholds                          $   6,417         $    1,983         $  4,434
Land improvements                                    5,741              5,740                1
Deferred exploration and development costs           6,586              3,814            2,772
Buildings and equipment                             41,683             34,490            7,193
                                             --------------------------------------------------------
  Total                                          $  60,427         $   46,027         $ 14,400
                                             ========================================================

In September 1996 the Company reacquired the Grassy Mountain property from Newmont Grassy Mountain Corporation for $206,000, a $500,000 note due September 1997 (Note 8) and assumption of a reclamation liability then estimated at $201,000. In December 1997 the Company signed an option agreement with Tombstone Explorations Company Ltd. ("Tombstone") granting Tombstone an exclusive option to purchase the Grassy Mountain property for $4 million. In 1998, Tombstone elected not to exercise the options and returned the property to Atlas. The Company had received $500,000 from this agreement in 1997 and 1998 which was applied to the capitalized cost of the property.

On October 25, 1995 the Company purchased the Doby George property from Independence Mining Company Inc. for the sum of $400,000 in cash plus 1.4 million shares of the Company's common stock. In September 1997 the Company executed a purchase agreement for the sale of the Doby George property to Western Exploration and Development Ltd. ("Western") which called for payments of $1,600,000 to be paid in installments through September 15, 1998. In June 1998, the Company agreed to an early payment discount of $40,000 bringing the net sales price to $1,560,000. As a result of the sale to Western, the Company recorded an impairment of mineral property of $34,000 and $1,256,000 in the accompanying consolidated statements of operations for the years ended December 31, 1998 and 1997, respectively.

During September 1994 the Company placed the Gold Bar mine on standby. During the years ended December 31, 1998, 1997 and 1996 the Company recorded $335,000, $446,000 and $1,232,000 respectively, of additional shutdown and standby costs. On June 6, 1997, Barrick Gold Exploration Inc. ("Barrick") completed the purchase from the Company of more than 90% of the Gold Bar claim block with an option to acquire the balance within two years. The Company received $1,000,000 in cash from Barrick and Barrick purchased one million Atlas common shares at $1 per share. Under the terms of the agreement, Barrick agreed to spend $3,000,000 on the property prior to June of 1999. At Barrick's election, on or before June 3, 1999, the balance of the Gold Bar property would be conveyed to Barrick and Atlas could elect either to receive an additional $15,000,000 in cash and retain a 2% net smelter royalty, or to participate with Barrick in the further exploration and development of Gold Bar as a 25% carried joint venture participant. If Atlas elected to participate as a joint venture partner, Barrick would spend a minimum of $15,000,000 on the project. If Barrick chose not to acquire the balance of the properties within the two year period, all of Barrick's interest in the Gold Bar properties will be reconveyed to Atlas.

In December 1998, the Company and Barrick mutually agreed to terminate the purchase agreement thereby returning the Gold Bar property to Atlas. Barrick agreed to pay the Company $150,000 in satisfaction of its remaining exploration obligations of approximately $300,000. The Company recorded the $150,000 along with the remaining unamortized gain on the original sale of $1,063,000 as income from joint venture agreement in the accompanying Consolidated Statements of Operations.

5.   STOCKHOLDERS' EQUITY (DEFICIT)

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

At December 31, 1998 there were 875,000 shares of common stock reserved for the conversion of an outstanding Convertible Debenture and 2,032,111 shares of common stock reserved for Option Warrants which are exercisable at a price of $15.625 per share and have no expiration date ("Perpetual Warrants"). Since December 31, 1995, no Perpetual Warrants have been issued or exercised. Also at December 31, 1998 there were 4,545,455 shares of common stock reserved for Option Warrants issued in connection with private placements, with the following terms and activity:


Date of issuance                           Aug. 15, 1994         Dec. 14, 1994
Exercise price                          $           7.00       $          7.00
Expiration date                            Aug. 15, 1999         Dec. 15, 1999
Warrants issued and outstanding                3,243,405             1,302,050

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

                  Date Granted                    Exercise Price        Shares
--------------------------------------------------------------------------------------
Granted           August 10, 1994                         $4.750         122,500
Granted           January 6, 1995                          2.125          80,000
Granted           January 6, 1995                          4.500         450,000
Granted           January 6, 1995                          3.000          83,000
Granted           January 6, 1995                          4.000          83,000
Granted           January 6, 1995                          5.000          84,000
Granted           May 19, 1995                             2.000         235,000
Canceled                                                                (815,000)
--------------------------------------------------------------------------------------
 Balance outstanding as of July 1, 1995                                1,117,000

Granted           July 12, 1995                            1.875          40,000
Granted           August 10, 1995                          2.000         225,500
Granted           December 13, 1995                        1.500          20,000
Granted           December 15, 1995                        2.000           7,800
Canceled                                                                (347,000)
--------------------------------------------------------------------------------------
 Balance outstanding as of December 31, 1995                           1,063,300

Granted           June 21, 1996                            1.500         200,000
Granted           October 8, 1996                          1.000          20,000
Granted           November 1, 1996                         1.000         651,000
Granted           November 5, 1996                         1.000         100,000
Canceled                                                                (692,500)
--------------------------------------------------------------------------------------
Balance outstanding as of December 31, 1996                            1,341,800

Granted           January 15, 1997                         1.000          35,000
Granted           August 15, 1997                          1.000         100,000
Canceled                                                                (336,500)
--------------------------------------------------------------------------------------
Balance outstanding as of December 31, 1997                            1,140,300
Canceled                                                                (287,800)
--------------------------------------------------------------------------------------
Balance outstanding as of December 31, 1998                              852,500
======================================================================================

Summary of options outstanding as of December 31, 1998:

-------------------------------------------------------------------------------
Date                                    Exercise Price          Shares
-------------------------------------------------------------------------------
January 6, 1995                                 $2.125           40,000
July 12, 1995                                    1.875           20,000
August 10, 1995                                  2.000          132,500
June 21, 1996                                    1.500          200,000
November 1, 1996                                 1.000          410,000
August 15, 1997                                  1.000           50,000
-------------------------------------------------------------------------------
                                                                852,500
                                                           ====================

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

During 1997 the Company authorized the grant of options to key personnel for 85,000 shares of the Company's stock, of which 35,000 expired in 1997. The remaining options granted have a 10 year term expiring August 15, 2007 and vest and become fully exercisable at the end of six months of continued service. During 1996 the Company authorized the grant of options to key personnel for up to 971,000 shares of the Company's common stock. Of these, 200,000 were granted with a two year term, expiring June 21, 1998 and fully vested and exercisable at time of grant. Also, there were 100,000 options granted with a two year term that expired November 5, 1998 and fully vested and exercisable at time of grant. All remaining options granted have 10 year terms expiring November 1, 2006 and vest and become fully exercisable at the end of six months of continued service. No options were granted in 1998.

Pro forma information regarding net income and earnings per share as required by Statement 123, has been determined as if the Company had accounted for its employee stock options under fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1997: risk-free interest rate of 5.09% and 5.71% respectively; dividend yields of 0.0%; volatility factor of the expected market price of the Company's common stock of 0.462; and a weighted-average expected life of the options of 4 years.

The Black-Scholes option valuation model was developed for the use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information for the years ended December 31, is as follows (in thousands except for earnings per share)

                                                                       1996
                                     1998             1997          (unaudited)
                                   --------------------------------------------
Pro forma net loss                 $(2,734)        $(15,761)        $(10,589)
Pro forma earnings per share
  Basic                            $  (.10)        $   (.61)        $   (.50)
  Diluted                          $  (.10)        $   (.61)        $   (.50)


A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                                1998                           1997                                 1996
                                 ---------------------------------------------------------------------------------------------
                                                Weighted-Average               Weighted-Average               Weighted-Average
(In thousands)                       Options     Exercise Price     Options     Exercise Price     Options     Exercise Price
------------------------------------------------------------------------------------------------------------------------------
Outstanding-beginning of year          1,140    $           1.27      1,342    $           1.35      1,063    $           3.45
Granted                                    -                   -        135                1.00        971                1.10
Exercised                                  -                   -          -                   -          -                   -
Forfeited                               (288)               1.04        337                1.47        692                4.23
                                 ---------------------------------------------------------------------------------------------

Outstanding-end of year                  852                1.35      1,140                1.27      1,342                1.35
                                 =============================================================================================

Exercisable at end of year               852                1.35      1,027                1.30        521                1.62

Weighted-average fair value of
 options granted during year         $     -                        $  0.09                        $  0.31

Exercise prices for options outstanding as of December 31, 1998 ranged from $1.00 to $2.125. The weighted-average remaining contractual life of those options is 5.85 years.

7.  INVESTMENTS

INVESTMENT IN VISTA GOLD CORP.

On August 15, 1994 the Company completed the purchase from M.I.M. (Canada) Inc. of 12,694,200 common shares of Granges Inc. (predecessor to Vista Gold Corp., hereinafter referred to as "Vista") which represented 37.2% of the issued and outstanding shares of Vista. The purchase price was Cdn$4.00 per share (U.S. $2.80), or an aggregate purchase price of Cdn$50.8 million (U.S. $35.8 million).

On October 16, 1996 the Company sold 4,240,324 Vista common shares at $1.32 per share resulting in a net loss of $1.5 million. On June 25, 1997 the Company exchanged its remaining shares in Vista as partial consideration for the redemption of its Exchangeable Debentures (Note 8).

The Company reported the results of Vista's operations on the equity method from the acquisition date of August 15, 1994 until September 30, 1996. On October 1, 1996 as a consequence of the sale of the Vista common shares noted above, the Company changed its method of accounting for the Vista investment to the lower of cost or market basis.

A summarized Statement of Operations of Vista is presented below:

                                                                Nine Mo. Ended
                                                                 September 30,
STATEMENT OF OPERATIONS                                              1996
(U.S. GAAP, U.S. Dollars, in thousands)                          (unaudited)
------------------------------------------------------------------------------
Sales                                                           $       26,062
Cost of sales                                                           21,851
Depreciation, depletion & amortization                                   8,247
   Income (loss) from mining operations                         $       (4,036)
                                                                ==============

Net loss                                                        $       (8,482)
                                                                ==============


Under the equity method, the Company recorded a loss of $2,721,000 for the nine months ended September 30, 1996.

In September 1995 the Company entered into an exploration joint venture agreement (the "Agreement") with Vista with respect to approximately 34 square miles of the Company's Gold Bar claim block. On January 8, 1997 the Company entered into an agreement with Vista to terminate the Agreement for a total cost of $450,000.

INVESTMENT IN CORNERSTONE INDUSTRIAL MINERALS CORPORATION

On November 30, 1995 the Company purchased 12.2 million (51%) of the outstanding common shares of Phoenix Financial Holdings Inc. ("Phoenix") for an aggregate purchase price of Cdn. $1,781,200 at which time Atlas assumed control of the Phoenix Board of Directors. At a meeting of the shareholders on September 3, 1996 the shareholders of Phoenix approved a name change to Cornerstone Industrial Minerals Corporation ("Cornerstone").

On December 13, 1996 the Company and Cornerstone executed an agreement (the "Purchase Agreement") providing for the purchase by Cornerstone of all the issued and outstanding shares of Atlas Perlite, Inc., the Company's wholly owned subsidiary, the major asset of which is the Tucker Hill perlite project. As a result of the transaction, the Company increased its equity position in Cornerstone to 61%.

In December 1997, the Company made the decision to sell its interest in Cornerstone. As a result of this decision, the Company's investment in Cornerstone has been classified as an asset held for sale in the accompanying consolidated balance sheets at December 31, 1998 and 1997. The Company's losses related to Cornerstone of $1,165,000, $2,938,000, and $272,000 for the years ended December 31, 1998, 1997 and 1996, respectively, are included in loss on assets held for sale in the accompanying consolidated statements of operations. The 1997 amount includes an impairment of the mill by Cornerstone of $1,331,000 and an additional charge by Atlas of $1,115,000 to adjust the asset to its estimated net realizable value. All prior periods have been restated to conform to the current year presentation.

In February 1999, the Company completed the sale of Cornerstone to Seven Peaks Mining Inc. for proceeds of approximately $2.9 million, less selling and holding costs of approximately $250,000.

INVESTMENT IN ARISUR INC.

On October 8, 1996 the Company acquired Arisur, a Grand Cayman corporation which owns and operates the Andacaba, Don Francisco and Koyamayu mines located in southern Bolivia, South America. The acquisition was accounted for as a purchase under generally accepted accounting principles. Costs of acquisition in excess of Arisur's book value have been allocated to the mine and mill equipment, the known reserves of Arisur and the future exploration potential. The amortization of these costs will be over the estimated lives of the respective assets, and on the units of production method for the known reserves. Exploration potential will be amortized as reserves are delineated.

The following are pro forma results of operations as though Arisur had been acquired as of January 1, 1996 (in thousands):


                                                                   1996
                                                                (unaudited)
                                                                -----------

Mining revenues                                                 $     3,469
Production costs                                                     (2,919)
Depreciation, depletion & amortization                               (1,259)
Other costs                                                         (10,198)
                                                                -----------
   Net loss                                                     $   (10,907)
                                                                ===========

Earnings per share                                              $     (0.45)
                                                                ===========


The results of operations of Arisur (from the date of acquisition to December 31, 1998) are consolidated into the Company's financial statements using the principles of consolidation discussed in Note 1.

8.    CURRENT AND LONG-TERM DEBT

LONG-TERM DEBT (IN THOUSANDS)

                                               December 31,
                                          ---------------------
                                              1998        1997
                                          ---------------------
Corporacion Andina de Fomenta /(1)/         $ 1,150     $ 1,917
Other                                            66           -
                                          ---------------------
  Total long-term debt                      $ 1,216     $ 1,917
                                          =====================

/(1)/ The loan from Corporacion Andina de Fomenta is repayable in five equal semi-annual principal installments (May and November) plus outstanding interest. The loan bears interest at the six month LIBOR rate plus 4.5% (9.56% at December 31, 1998). Outstanding amounts are collateralized by certain property, plant and equipment of the Company with a carrying value of approximately $9,500,000.

On June 25, 1997 the Company completed a repurchase of its Exchangeable Debentures from the Debenture holders for 8,313,065 Vista shares and 1,500,928 new issue Atlas common shares. As a result of the transaction, the Company recorded in the accompanying consolidated statement of operations a loss on repurchase of Debentures of $6,589,000 and a related extraordinary gain from the sale of Vista shares of $1,170,000 for a combined net loss on the transaction of $5,419,000.

SHORT-TERM DEBT (IN THOUSANDS)

                                                                        December 31,
                                                               -----------------------------
                                                                   1998             1997
                                                               -----------------------------
Redeemable Convertible Debenture, due
    September 20, 1998, bearing interest at 9% /(1)/             $         -      $    3,500
BHN Multibanca S.A. /(2)/                                                  -             133
Advances on sales of concentrates /(3)/                                1,089             968
Short-term loan /(4)/                                                      -             300
Corporacion Andina de Fomenta /(5)/                                      767             383
Note payable - Newmont /(6)/                                             500             500
Seven Peaks Mining Inc. /(7)/                                            750               -
Other                                                                    127             233
                                                               -----------------------------
  Total short-term debt                                          $     3,233      $    6,017
                                                               =============================

/(1)/ The Convertible Debenture was due on September 20, 1998, and was in default on the date the Company filed for protection under Chapter 11. It has been reclassified to liabilities subject to compromise at December 31, 1998.

/(2/) The note bears interest at 13% and was payable in monthly installments of $16,667 plus interest. The balance was paid off in 1998.

/(3)/ Under the terms of its agreement with Glencore International AG for the sale of zinc/silver and lead/silver concentrates, the Company may take advances of up to 80% of the estimated value of the concentrates available for shipment via rail from the Company's warehouse in Potosi, Bolivia, and an additional 10% of this amount may be advanced once the concentrate is ready for shipment from port in Chile. Interest is payable on the advances at the "New York" prime rate plus 1.5% (9.0% at December 31, 1998).

/(4)/ In June 1996 Arisur entered into an additional agreement with Glencore for a prepayment to be applied against future production in the original amount of $500,000. Interest was payable on the outstanding balance at the three-month LIBOR rate plus 1%. The balance was paid in full in 1998.

/(5)/  See description under long-term debt above.

/(6)/ The Note bearing interest at 10.5% was due on September 18, 1998 and is in default at December 31, 1998. The note is an obligation of APMI and, as such, will be reclassified in 1999 to liabilities subject to compromise (Note 1).

/(7)/ The note bears interest at 10% and was repaid from the proceeds of the sale of Cornerstone in February 1999 (Note 7).

9.   DETAILS OF CERTAIN BALANCE SHEET CAPTIONS

A summary of restricted cash and securities is as follows:

                                                                  December 31,
                                                           -------------------------
(In thousands)                                                 1998            1997
------------------------------------------------------------------------------------
Collateral for a $5,426,000 letter of credit (a) (c)       $   5,431       $   5,431
Collateral for a $1,500,000
  Reclamation bond (b)                                           750             777
                                                         ---------------------------
                                                           $   6,181       $   6,208
                                                         ===========================

(a) Securing $6,500,000 performance bonds related to the Company's uranium reclamation obligation.
(b) Securing $1,500,000 performance bonds related to the Company's Gold Bar reclamation obligation.
(c) Securing $1,764,000 performance bonds related primarily to the Company's Gold Bar reclamation obligation.

A summary of other accrued liabilities is as follows:

                                                     December 31,
                                                 -------------------
(In thousands)                                      1998       1997
--------------------------------------------------------------------
  Accrued compensation and benefits              $   182    $   409
  Accrued exportation costs                          472        264
  Mine reclamation accrual                           200        200
  Accrued interest payable                           210        166
  Accrued asbestos reclamation costs                   -        300
  Other                                               97        850
                                                 -------------------
                                                 $ 1,161    $ 2,189
                                                 ===================

A summary of other liabilities, long-term is as follows:


                                                             December 31,
                                                         --------------------
(In thousands)                                             1998         1997
-----------------------------------------------------------------------------
Long-term uranium reclamation costs (Notes 12 and 13)    $     -      $21,135
Pension and deferred compensation obligations                  -        1,138
Mine reclamation accrual                                   3,064        3,064
Accrued post retirement benefit obligation (Note 15)           -          534
Other                                                        448        2,032
                                                         --------------------
                                                         $ 3,512      $27,903
                                                         ====================

10.  LIABILITIES SUBJECT TO COMPROMISE

     Liabilities subject to compromise consisted of the following at December 31, 1998 (in thousands):

  Accounts payable                                                 $   1,486
  Accrued liabilities                                                  1,671
  Redeemable Convertible Debenture (Note 8)                            3,500
  Uranium reclamation liability (Notes 12 and 13) (1)                 21,110
  Accrued post retirement benefit obligation (Note 15)                   485
  Pension and deferred compensation obligations (Notes 14 and 15)      1,157
  Other                                                                  680
                                                                   ---------
                                                                   $  30,089
                                                                   =========

/(1)/ The uranium reclamation liability is partially secured by a $6,500,000 performance bond, which is partially secured by $5,431,000 of the Company's restricted cash.

In addition to the above, obligations of APMI and AGMI included in trade accounts payable of $227,000, other accrued liabilities of $227,000, short-term debt of $500,000 and other liabilities long-term of $3,064,000 will be reclassified to liabilities subject to compromise in January 1999 as a result of their Chapter 11 filings.

11.  DETAILS OF CERTAIN STATEMENTS OF CASH FLOW CAPTIONS

The components of the adjustment to reconcile loss to net cash used in operations as reflected in the Consolidated Statements of Cash Flows are as follows:

                                                 Year Ended December 31,
                                            --------------------------------
(In thousands)                                 1998        1997        1996
                                            --------------------------------
Depreciation, depletion and amortization    $  1,016    $    808    $    370
Equity loss in Vista Gold Corp.                    -           -       2,721
Loss from assets held for sale                 1,165       2,938         272
Loss on sale of Vista shares                       -          57       1,439
Loss on repurchase of Debentures                   -       6,589           -
Extraordinary gain                                 -      (1,170)          -
Impairment of mineral property                    34       1,256           -
Gain on curtailment of retirement plan             -        (655)          -
Gain on sale of Dakota shares                      -           -      (1,333)
Income from joint venture agreement           (1,213)       (437)          -
Other adjustments                                  -           -         161
                                            --------------------------------
                                            $  1,002    $  9,386    $  3,630
                                            ================================

                                                                   Year Ended December 31,
                                                             ------------------------------------
                                                               1998          1997          1996
                                                             ------------------------------------
Decrease (increase) in trade/other accounts receivable        $ (11)       $  (344)       $   206
Decrease (increase) in inventories                               51           (117)          (263)
Decrease (increase) in prepaid expense and other
 current assets                                                  24            158            (84)
Decrease (increase) in other assets and restricted cash
 and securities                                                 113            178         (1,003)
Increase (decrease) in trade accounts payable                   256            766           (246)
Increase (decrease) in other accrued liabilities                689            423           (571)
Increase (decrease) in other liabilities, long-term            (620)           744            (49)
                                                             ------------------------------------
                                                              $ 502        $ 1,808        $(2,010)
                                                             ====================================

Net cash required for operating activities reflects cash payments for interest and income taxes as follows:

                                                  Year Ended December 31,
                                               -----------------------------
(In thousands)                                    1998                  1997
----------------------------------------------------------------------------
Interest (net of amount capitalized)           $   511               $   939
Income taxes                                         -                     -

12.  DISCONTINUED OPERATIONS

During 1997, as a result of continuing delays in the regulatory approval process and due to an anticipated increase in the scope of the final reclamation plan (Note 13), the Company recorded a charge of $3,000,000 representing an increase to its uranium reclamation liability. In addition, the Company recorded a charge of $217,000 related to the clean up at its former asbestos mine located near Coalinga, California and also recorded a gain of $349,000 related to coinsurance experience primarily related to the operations of the Company's Atlas Building Systems Division, which was sold in 1989.

The items above are included in the consolidated statements of operations under the heading "Income from discontinued operations". The following table summarizes the operating income (loss) of the discontinued businesses:

                                              Asbestos      Uranium
                                               Mining     Reclamation     Service
Period ended (In thousands)                  & Milling       Costs        & Other      Total
---------------------------------------------------------------------------------------------
December 31, 1998                            $       -    $         -     $     -     $     -
December 31, 1997                            $    (217)   $    (3,000)    $   349     $(2,868)
December 31, 1996                            $       -    $         -     $     -     $     -

The following is a summary of activity of provisions for loss from disposal of discontinued operations:

                                             Year Ended December 31,
                                    ---------------------------------------
                                       1998           1997           1996
                                    ---------------------------------------
Balance beginning of period         $  22,915      $  18,704      $  21,623
Additions:
  Charged to costs and expenses             -          3,217              -
  Charged to other accounts                 -          2,252              -
Deductions                               (923)        (1,258)        (2,919)
                                    ---------------------------------------
  Balance end of period             $  21,992      $  22,915      $  18,704
                                    =======================================


13.  COMMITMENTS AND CONTINGENCIES

URANIUM MILLSITE, MOAB UTAH

The Company is obligated to decommission and reclaim its uranium millsite located near Moab, Utah. The Company discontinued its uranium operations and permanently shut down its uranium mill and mines in 1987, and estimated shut down expenses and reclamation costs were accrued. Title X of "The Comprehensive National Energy Policy Act" ("Title X"), enacted in October 1992, provides for the reimbursement of past and future reclamation expenses related to uranium sites operated under Atomic Energy Commission contracts. The Company's uranium reclamation costs are reduced by this Government cost sharing program since 56% of its tailings were generated under government contracts. The total estimated reclamation liability ($21,110,000) and current and future Title X receivables ($14,784,000) are shown separately in the accompanying 1998 consolidated balance sheets leaving a net liability to the Company of $6,326,000.

The Company has submitted five claims to the Department of Energy ("DOE") under Title X for reclamation costs incurred from the fiscal year ended June 30, 1980 through March 31, 1998. As of December 31, 1998, the status of the five claims is as follows:

                    Gross Claim                         Anticipated          Actual        Anticipated
                       Amount         Gross Amount     Reimbursement     Reim-bursement      Balance
   Claim Date                           Approved        Receivable          Payments           Due
------------------------------------------------------------------------------------------------------
July 7, 1994       $ 4,999,000        $ 4,510,000      $ 2,530,000       $ 2,530,000       $         -
June 16, 1995        3,638,000          2,591,000        1,454,000         1,454,000                 -
May 1, 1996          3,998,000          2,884,000        1,618,000         1,372,000           246,000
May 1, 1997          2,054,000          1,579,000          886,000                 -           886,000
May 1, 1998          1,602,000          1,000,000(1)       561,000                 -           561,000
------------------------------------------------------------------------------------------------------
Totals             $16,291,000        $12,564,000      $ 7,049,000       $ 5,356,000       $ 1,693,000
======================================================================================================

  /(1)/  Approval pending.  Amount is estimated.

In addition to the above amounts, the Company includes in the Title X receivable in the consolidated balance sheet an amount equal to 56% of its future estimated reclamation costs.

Timing of the remaining payments for approved reimbursements is a function of Congressional appropriation of Title X funding.

On March 12, 1999, the Company completed negotiations for an agreement-in-principle that would absolve it from all future liability with respect to its uranium mill and tailings impoundment (the "Millsite") near Moab, Utah. The agreement was reached with the U.S. Nuclear Regulatory Commission ("NRC"), the State of Utah, ACSTAR (surety provider for Atlas) and Atlas' Unsecured Creditor's Committee after negotiations to avoid lengthy and expensive litigation over the future of the Millsite. The agreement is subject to approval by the Bankruptcy Court. As consideration for this release, Atlas has agreed to contribute certain Millsite related assets to a Trust to be controlled by the government. A definitive letter agreement is expected to be signed by the parties and submitted to the bankruptcy court for approval by April 1999. Elimination of this liability should coincide with confirmation of Atlas' plan of reorganization, possibly by late summer.

LEGAL PROCEEDINGS

On June 20, 1997 the Company was served with a Complaint in the matter of Curt Goldschmidt and Ana Maria Goldschmidt (the "Goldschmidts) vs. Atlas Corporation; Suramco Metals, Inc.; Arisur Inc.; and Harold R. Shipes and Eileen A. Shipes in the Superior Court of the State of Arizona. In December 1994 Suramco and Arisur purchased all of the shares of Cia Minera Andacaba S.A., which held mining properties in Bolivia. Subsequently, Atlas acquired both Suramco and Arisur. The Goldschmidts, the former owners of Cia Minera Andacaba S.A., asserted that the consideration under the purchase agreement was not paid in full and they were seeking damages in the amount of $800,000 plus expenses. Subsequent to the Arizona Complaint, in La Paz, Bolivia, the Goldschmidts initiated action to seek satisfaction of the purported damages. On June 25, 1998, the Company entered into a settlement agreement and mutual release of all claims (the "Settlement Agreement") with the Goldschmidts. The Settlement Agreement provided for the payment by the Company of $80,000 to the Goldschmidts on the date of signing of the Settlement Agreement. In addition, at the election of the Goldschmidts, the Company agreed to purchase from the Goldschmidts 2,000,000 shares of the Company's stock for $400,000 on September 11, 1998 and 250,000 shares of the Company's stock for $50,000 on December 11, 1998. In return the Goldschmidts released all claims against the Company, its subsidiaries and affiliates. The Company defaulted on payment of the $400,000 due on September 11, 1998.

On September 19, 1997 the Company filed a Complaint in U. S. Federal District Court in Colorado for breach of contract and for indemnity against H. Roy Shipes, et. al. ("Shipes Parties"). The Company claimed that the Shipes Parties are duty bound to defend and indemnify the Company as a result of the Goldschmidt claims against the Company (see above). The duty arose out of the contract with the Shipes Parties to sell Suramco to the Company. On October 1, 1997 the Shipes Parties filed a claim against the Company. The Complaint seeks damages for alleged misrepresentations in connection with the purchase of 50% of Arisur from the Shipes Parties.

On January 25, 1999, the Company, the Goldschmidts and the Shipes Parties executed a Settlement Agreement, which was approved by the Bankruptcy Court and closed in April 1999.

Under the terms of the agreement, the Company agreed to allow a general unsecured claim in its bankruptcy proceeding of $580,000 to the Shipes Parties and $450,000 to the Goldschmidts. In addition, the Shipes Parties will be allowed a subordinated unsecured debt claim of $2,250,000.

On January 30, 1998 a complaint was served on the Company in the matter of Zonnie Marie Dandy Richards, the estate of Harold J. Richards, Sr. v. Texas Zinc, Vanadium Corporation of America, Atlas Corporation, and all affiliates joint venturers and assignees thereof, in the District Court of the Navajo Nation, Kayenta District court. The Plaintiff alleged wrongful death of her husband as a result of his exposure to uranium and other heavy metals at a uranium millsite purportedly owned and operated by the Company. This case was dismissed in July 1998.

OTHER COMMITMENTS

Minimum future rental commitments under the Company's non-cancelable operating leases (primarily office rent) having a remaining term in excess of one year at December 31, 1998 are as follows:

Year ended December 31, (In thousands)
-----------------------------------------------------------------------
      1999                                                     $     97
      2000                                                           96
      2001                                                            1
                                                               --------
      Total minimum payments required                          $    194
                                                               ========


Amounts charged to rent expense in the years ended December 31, 1998, 1997 and 1996 were $113,000, $213,000 and $201,000 respectively.

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

                                                  Year Ended December 31,
--------------------------------------------------------------------------
(In thousands)                                    1998      1997      1996
                                                --------------------------
Components of net periodic benefit cost
Service costs-benefits earned during the year   $   -     $     9   $   71
Interest cost on projected benefit obligation     407         433      451
Actual return on Plan assets                     (763)     (1,043)    (700)
Net amortization and deferral                     323         644      318
                                                --------------------------
  Net periodic benefit cost for the year        $ (33)    $    43   $  140
                                                ==========================

The following table sets forth the funded status of the Plan and amounts recognized in the Company's financial statements at December 31 (in thousands):

                                                   1998           1997
                                                 --------       --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year          $  5,917       $  6,506
Service cost                                            -              9
Interest cost                                         407            433
Actuarial loss                                        233            146
Benefits paid                                        (869)        (1,047)
Effect of curtailment                                   -           (130)
                                                 -----------------------
Benefit obligation at end of year                   5,688          5,917
                                                 -----------------------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year      5,190          5,122
Actual return on plan assets                          763          1,043
Employer contributions                                  -             72
Benefits paid                                        (869)        (1,047)
                                                 -----------------------
Fair value of plan assets at end of year            5,084          5,190

Funded status                                        (604)          (727)
Unrecognized net actuarial loss                       267            341
Unrecognized prior service cost                       (11)           (35)
                                                ------------------------
Accrued benefit cost                             $   (348)      $   (421)
                                                ========================

Assumed discount rate                                7.25%          7.25%
Expected return on plan assets                       8.50%          8.50%
Assumed rate of increase in future compensation       N/A           5.0%


Effective March 1, 1997 the Company froze future benefit accruals under the Plan. Past benefits earned will not be affected by this freeze.

The Company has an Investment and Savings Plan to assist eligible employees in providing for retirement or other future financial needs. Employee contributions (up to 10% of their earnings) are matched in Company stock by the Company at a rate of 100% up to a maximum of 6% of the employee's earnings. In addition, the Company provides a 4% contribution for all eligible employees compensated on an hourly scale. The Company's contributions to this Plan in the years ended December 31, 1998, 1997 and 1996 were $26,000, $35,000 and $69,000, respectively.

15.  OTHER POST RETIREMENT BENEFIT PLANS

In addition to the Company's defined benefit pension plan the Company has a defined benefit post retirement plan (the "Retirement Plan") covering most salaried employees. The Retirement Plan provides medical and life insurance benefits to retirees of the Company that meet certain qualifying criteria. The Retirement Plan is contributory, with retiree contributions adjusted annually, and contains other cost-sharing features such as deductibles and coinsurance. The accounting for the health care plans anticipates future cost-sharing changes to the written plan that are consistent with the Company's expressed intent to increase the retiree contribution rate annually for the expected general inflation rate for that year. The Company's policy is to fund the cost of the post retirement health care benefits in amounts determined at the discretion of management. Effective December 15, 1997 the Company terminated the life insurance plan for all participants and also terminated the medical plan for all current employees, except for three individuals who were grandfathered. Retirees currently receiving medical benefits will continue under the plan. The change resulted in a curtailment gain of $655,500, which was recognized as income in the accompanying consolidated statement of operations for the year ended December 31, 1997.

The following summarizes the Retirement Plan's combined funded status reconciled with the amounts recognized in the Company's financial statements:


                                                      Year Ended
                                                      December 31,
                                                  --------------------
(In thousands)                                        1998       1997
----------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year           $   229     $   849
Service cost                                            2          12
Interest cost                                          17          55
Actuarial (gain)/loss                                   -         (38)
Benefits paid                                         (15)        (76)
Effect of curtailment                                   -        (573)
                                                  -------------------
Benefit obligation at end of year                     233         229
Fair value of plan assets                               -           -
                                                  -------------------

Funded status                                        (233)       (229)
Unrecognized net actuarial (gain)/loss               (227)       (255)
Unrecognized prior service cost                       (16)        (18)
                                                  -------------------
Prepaid/(accrued) benefit cost                       (476)       (502)


                                                       Year Ended
                                                      December 31,
                                                  --------------------
(In thousands)                                        1998       1997
----------------------------------------------------------------------

Components of net periodic post retirement
  benefit cost:
  Service cost                                    $     2     $    12
  Interest cost                                        17          55
  Net amortization and deferral                       (30)        (34)
                                                  -------------------
  Net periodic post retirement benefit cost       $   (11)    $    33
                                                  ===================

The weighted-average annual assumed rate of increase in per capita cost of covered benefits (i.e. health care cost trend rate) for the Retirement Plan is 8% for fiscal year 1999 and is assumed to decrease gradually to 5% in 2002 and remain at that level thereafter.

The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated post retirement benefit obligation for the medical plans as of

December 31, 1998 and 1997 by $24,000 and $24,000 respectively, and the aggregate of the service cost and interest cost components of net periodic post retirement benefit cost for December 31, 1998 by $3,000.

The weighted-average discount rate used in determining the accumulated post retirement benefit obligation was 7.25%, and 7.25% at December 31, 1998 and 1997, respectively.

16.  EARNINGS PER SHARE

The following sets forth the computation of basic and diluted earnings per share:

                                                      Year Ended
                                                     December 31,
                                       ----------------------------------------
(In thousands)                             1998          1997          1996
-------------------------------------------------------------------------------
Numerator:
  Loss from continuing operations      $  (2,730)     $(13,921)        $(10,385)
                                       ----------------------------------------
Denominator:
  Weighted average shares outstanding     27,434        25,811           21,015
                                       ----------------------------------------

Basic and diluted earnings per share   $   (0.10)     $  (0.54)        $  (0.49)
                                       ========================================

As described in Note 5, the Company has 875,000 common shares reserved for its Convertible Debenture and 6,577,566 shares reserved for option warrants exercisable at prices ranging from $7.00 to $15.625 per share. The Company also has 852,500 employee stock options outstanding at December 31, 1998 convertible into the Company's common stock (Note 6). These securities have not been included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock and, therefore, the effect would be antidilutive.

17.    INCOME TAXES

The Company's provision for income tax from continuing operations consists of the following:

                                                   Year Ended
                                                  December 31,
                                      ----------------------------------
(In thousands)                         1998          1997          1996
------------------------------------------------------------------------
Deferred                              $    -        $    -        $    -
Current                                    -             -             -
                                      ----------------------------------
Income tax expense                    $    -        $    -        $    -
                                      ==================================

Deferred income taxes result from temporary differences in the timing of income and expenses for financial and income tax reporting purposes. The primary components of deferred income taxes result from exploration and development costs; depreciation, depletion and amortization expenses; impairments; and reclamation accruals.

The net deferred tax balances in the accompanying December 31, 1998 and 1997 balance sheets include the following components:

                                                          December 31,
                                                     --------------------
(In thousands)                                           1998       1997
-------------------------------------------------------------------------
Deferred tax assets:
  Net operating loss ("NOL") carryovers              $  7,277   $  7,616
  Capital loss ("CL") carryovers                        2,176      1,738
  Impairment of mineral properties                     12,799     12,799
  Reclamation accruals                                  2,449      2,484
  Post retirement benefit accrual                         219        250
  Equity in unconsolidated subsidiary                   2,129      1,700
  Other                                                   223          -
                                                     --------------------
Total deferred tax assets                              27,272     26,587
Deferred tax asset valuation allowance                (20,945)   (21,446)
                                                     --------------------
Net deferred tax assets                                 6,327      5,141
                                                     --------------------
Deferred tax liabilities:
  Depreciation, depletion and amortization              6,327      4,848
  Deferred revenue                                          -        293
                                                     --------------------
Total deferred tax liabilities                          6,327      5,141
                                                     --------------------
Net deferred tax balances                            $      -   $      -
                                                     ====================

The change in the Company's valuation allowance is summarized as follows:

                                                          Year Ended
                                                         December 31,
                                               -------------------------------
(In thousands)                                    1998       1997        1996
------------------------------------------------------------------------------
Valuation allowance, beginning of period       $21,446    $20,745    $ 52,031
Continuing operations                              956      4,872       3,730
Discontinued operations                              -      1,004           -
Extraordinary gain                                   -       (410)          -
Restriction of carryforwards                    (1,365)    (5,182)    (34,950)
Other                                              (92)       417         (66)
                                               -------------------------------
                                               $20,945    $21,446    $ 20,745
                                               ===============================

A reconciliation of expected federal income taxes on income from continuing operations at statutory rates with the expense for income taxes is as follows:

                                                                              Year Ended
                                                                             December 31,
                                                         -----------------------------------------------
(In thousands)                                                 1998              1997              1996
--------------------------------------------------------------------------------------------------------
Income tax at statutory rates                            $     (956)       $   (4,872)       $   (3,730)
Increase in deferred tax asset valuation allowance              956             4,872             3,730
                                                         -----------------------------------------------
Income tax expense                                       $        -        $        -        $        -
                                                         ===============================================

At December 31, 1998 the Company has unused U.S. NOL carryovers of $107,345,000 which commence expiring in 1999, CL carryovers of $23,483,000 which commence expiring in 2001 and investment tax credit (ITC) carryovers of $62,000 which commence expiring in 1999. The Company also has alternative minimum tax credit
(AMT) carryovers of $127,000, which can be carried forward indefinitely, and Bolivian NOL carryovers of $2,781,000, which commence expiring in 1999. These carryovers are subject to restriction due to a change of ownership, as defined by U.S. tax laws, occurring on October 8, 1996 when the Company issued stock for the acquisition of Arisur (Note 7). Due to the change of ownership, utilization of the Company's NOL, ITC, CL and AMT credit carryovers existing as of October 8, 1996 is limited to offset approximately $858,000 of taxable income per year. At December 31, 1998 the Company has unrestricted U.S. NOL and CL carryovers of $7,250,000 and $6,217,000, respectively, which are available to offset future taxable income.

18.  GEOGRAPHIC SEGMENTS

Financial information regarding geographic segments is set out below:

                                                                                Year Ended
                                                                               December 31,
                                                       --------------------------------------------------------
(In thousands)                                                   1998               1997               1996
---------------------------------------------------------------------------------------------------------------
Revenue
  United States                                          $              -   $              -   $              -
  Bolivia                                                           5,109              3,935                578
Loss before income taxes
  United States                                                    (2,365)           (13,257)           (10,117)
  Bolivia                                                            (365)              (664)              (268)
Provision for income tax                                                -                  -                  -
                                                       --------------------------------------------------------
  Loss from continuing operations                                  (2,730)           (13,921)           (10,385)
Income (loss) from discontinued operations                              -             (2,868)                 -
                                                       --------------------------------------------------------
  Loss before extraordinary gain                                   (2,730)           (16,789)           (10,385)
Extraordinary gain                                                      -              1,170                  -
                                                       --------------------------------------------------------
  Net Loss                                               $         (2,730)  $        (15,619)  $        (10,385)
                                                       ========================================================

                                                                                Dec. 31,           Dec. 31,
Balance Sheet                                                                     1998               1997
-------------------------------------------------------------------------------------------------------------
Assets:
  United States                                                              $      26,717      $      30,342
  Bolivia                                                                           11,321             11,974
                                                                       --------------------------------------
                                                                             $      38,038      $      42,316
                                                                       ======================================

19.  SIGNIFICANT CONCENTRATIONS

The Company sells all of its lead and zinc concentrates to Glencore International AG ("Glencore"), an international metal trader. Glencore sells the concentrates to various metal smelters throughout the world. Due to the liquid nature of the metals markets, the Company believes that it would be able to replace Glencore, if necessary, with minimal disruption to its operations.

                         INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Atlas Corporation

We have audited the accompanying consolidated balance sheet of Atlas Corporation and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlas Corporation and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Atlas Corporation will continue as a going concern. As more fully described in Note 1, the Company filed for protection under Chapter 11 bankruptcy, has incurred recurring operating losses and has a stockholders' deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

HORWATH GELFOND HOCHSTADT PANGBURN & CO.

Denver, Colorado
March 26, 1999

REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND STOCKHOLDERS OF ATLAS CORPORATION

We have audited the accompanying consolidated balance sheet of Atlas Corporation and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1997 and 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Arisur Inc. a wholly owned subsidiary, which statements reflect total assets of $11,974,000 as of December 31, 1997 and total revenues of $3,935,000 and $578,000, for the years ended December 31, 1997 and 1996, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Arisur, Inc., is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlas Corporation and subsidiaries at December 31, 1997, and the consolidated results of their operations and their cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

/s/ Ernst & Young LLP

Denver, Colorado
March 20, 1998

To:  Legal Representative in Bolivia of
     ARISUR INC.  (BOLIVIAN BRANCH)
     La Paz

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

3. As stated in Note 17 to the consolidated financial statements, ARISUR INC. (BOLIVIAN BRANCH) and Compania Minera Andacaba S.A. are involved in a penal lawsuit. The prosecutor has asked for preventive measures, such as the temporary suspension of property rights, and the freezing of funds in the national financial system, which, until the presentation of these financial statements had not yet been executed by a local judge. In the judgement of the legal counselor, this matter exposes ARISUR INC. (BOLIVIAN BRANCH) to a potential risk in the normal functioning of its operations, with the possibility of serious consequences in the future.

     LA PAZ-BOLIVIA
     MARCH 9, 1998

La Paz, Bolivia, February 28, 1997

To the Legal Representative of
ARISUR INC. - Bolivian Branch
La Paz - Bolivia


1. We have audited the consolidated balance sheet of Arisur Inc. (Bolivian Branch) as of December 31, 1996 and the consolidated statements of operations, accumulated deficit and cash flow for the period of three months ended December 31, 1996. These financial statements are the responsibility of the Legal Representative's Branch. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Legal Representative, as well as evaluating the overall financial statement presentation.

2. In our opinion, the consolidated financial statements mentioned in the first paragraph, present fairly, in all material respects, the consolidated financial position of the Branch as of December 31, 1996 and the consolidated results of its operations and the change in its cash flow for the period of three months ended December 31, 1996 in accordance with generally accepted accounting principles.

3. As described in note 11 to the consolidated financial statements, the Branch is the defendant party in two coercitive judgments initiated by the National Social Institution. Both cases are in a phase of procedural transition as it was found out that there was duplication of the claim whereby both cases contribution is being claimed by the same parties. As a result, the Branch has asked for the accumulation of cases in order to determine the exact amount owed.

Juan Verna (Partner)
VERNA Y ASOCIADOS LTDA

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
   Financial Disclosure
   --------------------

               Not Applicable

                                   PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
         -----------------------------------------------

                                 DIRECTORS

The Company's directors are divided into three classes and hold office for a term of three years ending with the annual meeting of stockholders held in the year ended December 31, 1999 in the case of Class II, in the year ended December 31, 2000 in the case of Class III and in the year ended December 31, 2001 in the case of Class I. There are currently six directors.

Information Concerning Directors

The following table sets forth certain information concerning each director.

                                         Principal Occupation, Past Five Year's Business
                            Director                       Experience
          Name               Since                and Other Directorships Held                         Age
-----------------------------------------------------------------------------------------------------------
                                                       CLASS II
                  (TERM OF OFFICE EXPIRES AT THE ANNUAL MEETING OF STOCKHOLDERS HELD IN THE YEAR
                                               ENDED DECEMBER 31, 1999)

James H. Dunnett             1995          An independent business consultant specializing in           49
                                           finance for the mining industry internationally and
                                           prior to that he was a principal of Endeavor
                                           Financial Corp.  Mr. Dunnett's business address is
                                           1860 Robson Street, Suite 1401, Vancouver, BC, V6G
                                           3C2, Canada.

C. Thomas Ogryzlo            1993          Currently President and CEO of Black Hawk Mining             59
                                           Inc. and formerly Triton Mining Corporation prior
                                           to merger of the two companies in May 1998.  Prior
                                           to August 1997 Chairman of Kilborn SNC-Lavalin, a
                                           world class engineering firm; Director of Carib
                                           Gold Resources Inc. Franco, Nevada, Tiomin
                                           Resources and Vista Gold Corp.  Mr. Ogryzlo's
                                           business address is 95 Wellington Street West,
                                           Suite 1800, Toronto, Ontario, M5J 2N7.

                                         Principal Occupation, Past Five Year's Business
                            Director                       Experience
          Name               Since                and Other Directorships Held                         Age
-----------------------------------------------------------------------------------------------------------
                                                   CLASS III
                  (TERM OF OFFICE EXPIRES AT THE ANNUAL MEETING OF STOCKHOLDERS HELD IN THE YEAR
                                              ENDED DECEMBER 31, 2000)

Douglas R. Cook              1988          President of Cook Ventures, Inc., a geological               73
                                           consulting firm.  Mr. Cook's business address is
                                           2485 Greensboro Drive, Reno, Nevada 89509.

Gregg B. Shafter             1998          President of the Company since October 1997.  Prior          43
                                           to that Mr. Shafter served in various capacities
                                           with the Company, including Vice President of
                                           Project Development, Manager Business Development
                                           and Land Manager.  Mr. Shafter's business address
                                           is 370 Seventeenth Street, Suite 3140, Denver, CO
                                           80202.

                                                    CLASS I
                  (TERM OF OFFICE EXPIRES AT THE ANNUAL MEETING OF STOCKHOLDERS HELD IN THE YEAR
                                              ENDED DECEMBER 31, 2001)

Mario Caron                  1996          Presently an independent management consultant.              45
                                           Formerly President, Chief Executive Officer and
                                           director of Eden Roc Mineral Corp. from February
                                           1997 to March 31, 1999.  Chief Executive Officer of
                                           Atlas Corporation from September 1996 to January
                                           1997.  From 1993 to 1996, President and Chief
                                           Executive Officer of MSV Resources Inc. and from
                                           1987 to 1993 President of Corpomin Management Inc.
                                           Mr. Caron also is director of three junior Canadian
                                           exploration companies.  His current business
                                           address is 1 First Canadian Place, Suite 2610,
                                           Toronto, Ontario M5X 1E3, Canada.

Richard E. Blubaugh          1998          Executive Vice President of the Company since 1998           51
                                           and prior to that served as Vice President of
                                           Environmental and Governmental Affairs.  Mr.
                                           Blubaugh's business address is 370 Seventeenth
                                           Street, Suite 3140, Denver, CO  80202.

                         BOARD AND COMMITTEE MEETINGS

     The Company has an Audit Committee and a Compensation Committee of which the Board of Directors appoints all members. The Compensation Committee consists of Messrs. Ogryzlo and Cook. The Audit Committee consists of Messrs. Dunnett, Caron and Ogryzlo. The principal functions of the Audit Committee are to recommend the selection of the Company's auditors, review with the auditors the scope and anticipated cost of their audit and receive and consider a report from the auditors concerning their conduct of the audit. The principal functions of the Compensation Committee are to administer the Company's 1979 Key Employee Stock Incentive Plan, Long Term Incentive Plan, Annual Incentive Plan and Retirement Plan for Outside Directors, to recommend changes in compensation plans and the adoption of new compensation plans and to recommend compensation for senior officers of the Company. During the year ended December 31, 1998 the Audit Committee held three meetings and the Compensation Committee did not meet in 1998.

     During the year ended December 31, 1998 the Board met four times. Each incumbent director attended 75% or more of the aggregate of the total number of Board meetings and meetings of Board committees on which that director served during the year ended December 31, 1998.


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

Gregg B. Shafter, age 43, has served as President since October 7, 1997. Since joining the Company in August 1991, Mr. Shafter has also served in the capacities of Vice President of Project Development, Manager Business Development and Land Manager. Prior thereto Mr. Shafter performed acquisition and administrative functions for Western Gold Exploration and Mining Company, Limited Partnership and Atlantic Richfield Company.

Richard E. Blubaugh, age 51, currently serves as Executive Vice President since September 1998 and has served as Vice President of Environmental and Governmental Affairs since October 1, 1990, and has been with Atlas for 17 years. He has been involved in the environmental, health and safety field for over 23 years, has managed environmental and regulatory functions for mining firms in seven western states, and also has experience as a regulator and a consultant.

James R. Jensen, age 39, currently serves as Chief Financial Officer since September 1998 and has served as Treasurer and Secretary since February 1997. Mr. Jensen joined the Company in August of 1989, as Accounting Manager and was promoted to Controller in September 1993. Prior to his employment with the Company, Mr. Jensen was a manager with the accounting firm of KPMG Peat Marwick.

                 COMPLIANCE WITH SECTION 16 OF THE EXCHANGE ACT

     Under Section 16 of the Exchange Act, the Company's directors and executive officers and persons holding more than 10% of the Company's Common Stock are required to report their initial ownership of Common Stock and subsequent changes to that ownership to the Securities and Exchange Commission by specified due dates. To the Company's knowledge all of these filing requirements were
            ----------------------------------------------------------------
satisfied with respect to transactions during the year ended December 31, 1998.
-------------------------------------------------------------------------------


Item 11.  EXECUTIVE COMPENSATION

  The following table sets forth all compensation paid by the Company, for the years ended December 31, 1998, 1997 and 1996 to Messrs. Gregg B. Shafter and Richard E. Blubaugh. Except for Messrs. Shafter and Blubaugh, no person who was serving as an executive officer of the Company during the year ended December 31, 1998 had total cash and cash-equivalent remuneration, which exceeded $100,000 during the year.

                          SUMMARY COMPENSATION TABLE

                                                                                                   Long Term
                                                                                                     Compen-
                                                                Annual Compensation                  sation
                                                     -------------------------------------      ----------------
                                                                             Other Annual                            All Other
                                 Year or Period                                 Compen-                               Compen-
  Name and Principal Position        Ended              Salary     Bonus        sation            Stock Options       sation
------------------------------------------------------------------------------------------      ----------------------------------
Gregg B. Shafter, President      Dec. 31, 1998          $108,505  $     -       $ 1,546  (1)             -            $6,510 (2)
                                 Dec. 31, 1997            86,395        -         7,445  (1)             -             5,100 (2)
                                 Dec. 31, 1996            80,024   11,813         8,013  (1)        75,000             5,465 (2)

Richard E. Blubaugh,             Dec. 31, 1998            99,194        -         2,372  (1)             -            $5,951 (2)
 Executive VP                    Dec. 31, 1997            91,690        -         9,768  (1)             -             5,501 (2)
                                 Dec. 31, 1996            91,676   13,754        10,214  (1)        75,000             5,703 (2)

   (1) Includes certain perquisites, such as car allowances and life insurance premiums paid by the Company.
   (2) Includes contributions by the Company to the Investment Savings Plan for Employees of Atlas.

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

                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
 AMONG ATLAS CORPORATION, THE DOW JONES EQUITY MARKET INDEX AND THE DOW JONES
                            PRECIOUS METALS INDEX*


                               ATLAS CORPORATION
                            PERFORMANCE GRAPH INPUT
                                   12/31/98


                                          DJ
                              ATLAS    PRECIOUS     DJ
                           ------------------------------
                    Dec-93   100.00     100.00    100.00
                    Dec-94    54.29      83.61    100.77
                    Dec-95    34.29      88.41    139.28
                    Dec-96    14.29      90.06    172.15
                    Dec-97     3.12      62.19    214.68
                    Dec-98     1.46      53.63    249.03

* $100 INVESTED ON 12/31/93 IN STOCK OR INDEX -
  INCLUDING REINVESTMENT OF DIVIDENDS.

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

                              PENSION PLAN TABLE

   Average Annual
  Compensation on
  which Retirement                             Estimated Annual Retirement Benefits at Age
 Benefits are Based                            65 for Indicated Years of Credited Services
 ------------------      --------------------------------------------------------------------------------------
                              (10)               (15)              (20)              (25)              (30)
                         --------------     -------------     -------------     -------------     -------------
  $ 50,000............      $ 8,535             $12,802           $17,070           $21,337           $25,604
  $100,000............      $18,535             $27,802           $37,070           $46,337           $55,604
  $150,000............      $28,535             $42,802           $57,070           $71,337           $85,604
  $200,000............      $28,535             $42,802           $57,070           $71,337           $85,604
  $250,000............      $28,535             $42,802           $57,070           $71,337           $85,604
  $300,000............      $28,535             $42,802           $57,070           $71,337           $85,604

     Retirement benefits under the 1978 Retirement Plan are based on salaries and additional compensation such as awards under the Annual Incentive Plan. Directors' fees do not affect these benefits.

     Benefits listed in the table are net of an offset for part of the participant's Social Security benefits. There is no other offset. Years of service credited through December 31, 1998 under the 1978 Retirement Plan for the officers listed in the Summary Compensation Table is 14 years for Mr. Blubaugh and 4 years for Mr. Shafter.

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


                                    OPTIONS

     AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION. The following table provides information relating to the number and value of stock options exercised in the year ended December 31, 1998 and the number of exercisable and unexercisable stock options held by executive officers at December 31, 1998:

                                                             Number of Securities Underlying
                                                                    Unexercised Options
                                                            ---------------------------------
                         Shares Acquired      Value
          Name             on Exercise       Realized       Exercisable    Unexercisable
---------------------------------------------------------------------------------------------
Gregg B. Shafter                 -              -             101,500           -
Richard E. Blubaugh              -              -             127,500           -

There were no unexercised, in-the-money options at December 31, 1998.

There were no awards under the company's long term incentive plan to any named executive officer during the year ended December 31, 1998.

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

                       COMPENSATION COMMITTEE INTERLOCKS
                           AND INSIDER PARTICIPATION

     The members of the Compensation Committee during 1998 are identified above under the heading BOARD AND COMMITTEE MEETINGS. No member of the Compensation Committee is or has been at any time an officer of the Company or any of its subsidiaries (except for Mr. Cook who served as a non-executive Chairman of the Company during 1998). During 1998 no executive officer of the Company served as a director or as member of the Compensation Committee of another entity whose executive officers served as a director or as a member of the Compensation Committee of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                         SECURITY OWNERSHIP OF CERTAIN
                       BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of March 15, 1999 regarding the beneficial ownership, including shares of Atlas Common Stock which may be acquired upon the exercise of stock options or warrants, or the conversion of any securities, within 60 days of March 15, 1999, of the Company's Common Stock by (i) persons known to the Company to own more than 5% of the Company's Common Stock, (ii) each director of the Company, (iii) each executive officer named in the Summary Compensation Table set forth above, and (iv) all directors and executive officers as a group:

                           SECURITY OWNERSHIP TABLE

                                                 NUMBER OF SHARES
                                                  AND NATURE OF
               NAME                          BENEFICIAL OWNERSHIP/(1)/     PERCENT OF CLASS
----------------------------------------------------------------------------------------------------------
H. R. Shipes                                  2,117,646 /(2)/                     7.70%
   11251 E. Camino del Sahauro
   Tucson, AZ 85711

Victor D. Bahary                              1,582,100 /(3)/                     5.75%
   45 Park Boulevard
   Ocean, NJ  07712

Independence Mining Company Inc.              1,400,000 /(4)/                     5.09%
   5251 DTC Parkway, Suite 700
   Englewood, CO 80111

Douglas R. Cook                                  97,000 /(5)/                      *

Mario Caron                                      50,000 /(6)/                      *

James H. Dunnett                                115,000 /(7)/                      *

C. Thomas Ogryzlo                                70,000 /(8)/                      *

Richard E. Blubaugh                             176,406 /(9)/                      *

Gregg B. Shafter                                142,797 /(10)/                     *

All current executive officers and
directors as a group (7 persons)                766,336 /(11)/                    2.72%

*    Represents less than 1% ownership interest.

(1) Does not include shares issuable on the exercise of options, which have not vested and will not vest within 60 days of this report.

(2) On October 28, 1996 a Schedule 13D was filed with the Securities and Exchange Commission by H.R. Shipes reflecting beneficial ownership of 2,117,646 shares of Common Stock of which 156,863 are held by Mr. Shipes for the benefit of his minor child under the Uniform Gift to Minor's Act. Also included are 56,667 shares obtainable upon exercise of options granted to Mr. Shipes under the Long Term Incentive Plan.

(3) On October 2, 1997 a Schedule 13D was filed with the Securities and Exchange Commission by Victor D. Bahary reflecting beneficial ownership of 1,581,200 shares of Common Stock.

(4) On November 3, 1995 Atlas received a copy of Schedule 13D filed by Independence Mining Company Inc. reflecting direct ownership of 1,400,000 shares of Common Stock.

(5) Includes 2,000 shares of Common Stock directly owned and 95,000 shares obtainable upon exercise of options granted to Mr. Cook under the Long Term Incentive Plan.

(6) Includes 50,000 shares obtainable upon exercise of options under the Long Term Incentive Plan.

(7) James H. Dunnett is the indirect beneficial owner of warrants issued by the Company which are exercisable into 45,000 shares of Common Stock at an exercise price of $7.00 per share. Mr. Dunnett's holdings also include 70,000 shares obtainable upon exercise of options granted to him under the Long Term Incentive Plan.

(8) Includes 70,000 shares obtainable upon exercise of options granted under the Long Term Incentive Plan.

(9) Includes (i) 127,500 shares obtainable upon the exercise of options granted under the Long Term Incentive Plan and (ii) 48,906 shares held in Mr. Blubaugh's account under the Company's 401(k) Plan.

(10) Includes (i) 101,500 shares obtainable upon the exercise of options granted under the Long Term Incentive Plan and (ii) 41,297 shares held in Mr. Shafter's account under the Company's 401 (k) Plan.

(11) Includes (i) 592,500 shares obtainable upon the exercise of options granted under the Long Term Incentive Plan, (ii) warrants issued by the Company which are exercisable into 45,000 shares of Common Stock at an exercise price of $7.00 per share, (iii) 125,836 shares of Common Stock held beneficially under the Company's 401(k) Plan and (iv) direct ownership of 3,000 shares of Common Stock.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                    PART IV



Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

(a)  (1)  Financial Statements:

          See Index to Financial Statements on page 24.

     (2)  Financial Statement Schedules:

          Not Applicable.

     (3)  Exhibits:

          Exhibit
          Number                                  Exhibits
          ----------------------------------------------------------------------
          2.1 Stock Purchase Agreement between the Company and Arimetco International Inc. dated October 7, 1996. (filed as Exhibit
                    2.2 to the Company's annual report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

          2.2 Stock Purchase Agreement between the Company and Cornerstone Industrial Minerals Corporation dated December 13, 1996 (filed as Exhibit 2.3 to the Company's annual report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

          2.3 Asset Purchase Agreement between the Company, Atlas Gold Mining Inc. and Atlas Precious Metals Inc. and Barrick Gold Exploration Inc. dated June 3, 1997 regarding the Company's Gold Bar property. (Filed as exhibit 2.4 to the Company's annual report on form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

          2.4 Letter Agreement between the Company and Tombstone Explorations Co. Ltd. dated December 19, 1997 with respect to the Company's Grassy Mountain property. (Filed as exhibit
                    2.5 to the Company's annual report on form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

          3.1 Amended and Restated Certificate of Incorporation of the Company, dated July 28, 1998.

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

          10.3 Long Term Incentive Plan of the Company dated November 1, 1989 (filed as Exhibit 10.28 to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1989 and incorporated herein by reference).

          10.4 Atlas Corporation Supplemental Executive Retirement Plan dated as of January 3, 1990 (filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1990 and incorporated herein by reference).

          10.5 Atlas Corporation Retirement Plan for Outside Directors dated April 4, 1990 (filed as Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1990 and incorporated herein by reference).

          10.6 Atlas Corporation Annual Incentive Plan adopted by the Board of Directors of the Company on March 6, 1991 (filed as
                    Exhibit 10.20 to the Company's annual report on Form 10-K for the year ended June 30, 1991 and incorporated herein by reference).

          10.7 Securities Purchase Agreement dated September 3, 1993 between the Company and Phoenix Financial Holdings Inc. (filed as Exhibit 2 to the Company's Report on Form 8-K filed on September 9, 1993 and incorporated herein by reference).

          10.8 The Company's Long Term Incentive Plan, as amended, dated February 17, 1995 (filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference).

          10.9 Employment agreement made as of February 17, 1995 between the Company and Richard E. Blubaugh (filed as Exhibit 10.27 to the Company's annual report on Form 10-K for the year ended June 30, 1995 and incorporated herein by reference).

          10.10 Resignation Agreement and General Release dated November 5, 1996 between the Company and Gerald E. Davis (filed as
                    Exhibit 10.39 to the Company's annual report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

          10.11 Amendment to Resignation Agreement and General Release dated January 14, 1997 between the Company and Gerald E. Davis (filed as Exhibit 10.40 to the Company's annual report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

          10.12 Employment Agreement dated December 1, 1996 between the Company and Gregg B. Shafter (filed as Exhibit 10.41 to the Company's annual report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

          10.13 Deposit Agreement between Seven Peaks Mining, Inc. and Atlas Corporation dated October 2, 1998.

          10.14 Mutual Termination Agreement dated December 16, 1998 between Barrick Gold Exploration Inc. and Atlas Corporation, Atlas Gold Mining Inc. and Atlas Precious Metals Inc.

          21        Subsidiaries of the Company.

          23        Consent of Independent Auditors

          27        Financial Data Schedule

(b) The Registrant filed or amended reports on Form 8-K during the fourth quarter of 1998 as follows:

     (i) Report on Form 8-K dated October 9, 1998 with respect to the Company's sale of Cornerstone and the resignation of Ernst & Young as auditors of the Company.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               ATLAS CORPORATION

By: /s/ Gregg B. Shafter
Name: Gregg B. Shafter
Title:  President

Date: 4/13/99


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ James R. Jensen           Chief Financial Officer                 4/13/99
-------------------------
James R. Jensen               (Principal Financial Officer
                              & Principal Accounting Officer)

/s/ Richard E. Blubaugh       Director                                4/13/99
-------------------------
Richard E. Blubaugh

/s/ Mario Caron               Director                                4/13/99
-------------------------
Mario Caron

/s/ Douglas R. Cook           Director                                4/13/99
-------------------------
Douglas R. Cook

/s/ James H. Dunnett          Director                                4/13/99
-------------------------
James H. Dunnett

/s/ Gregg B. Shafter          Director                                4/13/99
-------------------------
Gregg B. Shafter

/s/ C. Thomas Ogryzlo         Director                                4/13/99
-------------------------
C. Thomas Ogryzlo