Form 10QSB
period 1999-03-31
ATLAS CORP
filed 1999-05-17
CIK 8302

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


COMMISSION FILE NO. 1-2714

(Mark One)

(X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the quarterly period ended March 31, 1999 or
                                   --------------
( ) Transition Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the transition period from _________  to  ________

                               ATLAS CORPORATION
               -------------------------------------------------
               (Exact name of small business issuer as specified
                                in its charter)


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

                                 303-629-2440
                        -------------------------------
                          (Issuer's telephone number)

    Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X   No _______
                                 -----

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                             Yes   X   No _______
                                 -----

As of May 10, 1999, 27,517,544 shares of Common Stock, par value $0.01 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):
Yes   X   No _______
    -----

   PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
         --------------------

                               ATLAS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (in Thousands)


                                                                       March 31,             December 31,
                                                                         1999                   1998
----------------------------------------------------------------------------------------------------------
                                                                     (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                          $   1,003              $       4
   Accounts receivable - Trade                                              896                    892
   Title X receivable (Note 4)                                              552                    675
   Accounts receivable - Other                                              264                    352
   Asset held for sale                                                       --                  2,643
   Inventories                                                              964                    914
   Prepaid expenses and other current assets                                 71                     13
                                                                     ----------              ---------
   Total current assets                                                   3,750                  5,493
                                                                     ----------              ---------
Property, plant and equipment                                            59,364                 59,205
Less: accumulated depreciation, amortization and impairment             (47,310)               (47,032)
                                                                     ----------              ---------
                                                                         12,054                 12,173
Restricted cash and securities                                            6,431                  6,181
Title X receivable (Note 4)                                              14,232                 14,109
Other assets                                                                109                     82
                                                                     ----------              ---------
                                                                      $  36,576              $  38,038
                                                                     ==========              =========

LIABILITIES
Liabilities not subject to compromise:
  Current liabilities:
   Trade accounts payable                                             $     617              $     980
   Accrued liabilities                                                    1,025                  1,161
   Short-term debt                                                        2,305                  3,233
                                                                     ----------              ---------
   Total current liabilities                                              3,947                  5,374
                                                                     ----------              ---------

  Long-term debt                                                          1,216                  1,216
  Other liabilities, long-term                                              453                  3,512
                                                                     ----------              ---------
   Total long-term liabilities                                            1,669                  4,728
Liabilities subject to compromise                                        33,818                 30,089
                                                                     ----------              ---------
   Total liabilities                                                     39,434                 40,191
                                                                     ----------              ---------

Commitments and contingencies (Note 4)

STOCKHOLDERS' DEFICIT
Common stock                                                                275                    275
Capital in excess of par value                                           93,788                 93,788
Deficit                                                                 (96,921)               (96,216)
                                                                     ----------              ---------
   Total stockholders' deficit                                           (2,858)                (2,153)
                                                                     ----------              ---------
                                                                      $  36,576              $  38,038
                                                                     ==========              =========

See notes to consolidated financial statements.

                               ATLAS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (In Thousands, Except Per Share Data, Unaudited)

                                                                           Three Months Ended
                                                                                March 31,
                                                                  -----------------------------------
                                                                     1999                  1998
---------------------------------------------------------------------------------------------------
Mining revenue                                                     $      760            $   1,136
Costs and expenses:
  Production costs                                                        686                  973
  Depreciation, depletion and                                             285                  200
  amortization
  Shutdown and standby costs                                               99                   75
  General and administrative expenses                                     251                  324
  Exploration and prospecting costs                                        23                   22
                                                                  ------------           ----------

   Gross operating loss                                                  (584)                (458)

Other (income) expense:
  Interest expense                                                         96                  159
  Interest income                                                         (60)                 (74)
  Other                                                                   (32)                (238)
                                                                  ------------           ----------
     Loss from continuing operations
     before reorganization items and income taxes                        (588)                (305)

Reorganization items:
  Legal fees                                                             (115)                  --
  Other                                                                    (2)                  --
                                                                  ------------           ----------

     Loss before income taxes                                            (705)                (305)

Provision for income taxes                                                 --                   --
                                                                  ------------           ----------

  Net loss                                                         $     (705)           $    (305)
                                                                  ============           ==========

Basic and diluted earnings
 per share of common stock:
  Net loss                                                         $    (0.03)           $   (0.01)
                                                                  ============           ==========

Average number of common shares outstanding                            27,517               27,344
                                                                  ============           ==========

See notes to consolidated financial statements.

                               ATLAS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands, Unaudited)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                ------------------------------------------
                                                                      1999                       1998
----------------------------------------------------------------------------------------------------------

Operating activities:
   Net loss                                                         $       (705)              $      (305)
   Add (deduct) non-cash items:
       Depreciation, depletion, amortization                                 285                       216
       Gain on joint venture agreement                                        --                      (188)
   Net change in non-cash items
       Related to operations (Note 3)                                       (215)                      488
                                                                ----------------           ---------------
       Cash provided by (used in) continuing operations                     (635)                      211
                                                                ----------------           ---------------
From discontinued operations:
   Change in estimated uranium reclamation costs                            (165)                     (105)
                                                                ----------------           ---------------
       Cash used in discontinued operations                                 (165)                     (105)
                                                                ----------------           ---------------
       Cash provided by (used in) operating activities                      (800)                      106
                                                                ----------------           ---------------

Investing activities:
   Additions to property, plant and equipment                               (166)                     (194)
   Proceeds from sale of equipment                                            --                        50
   Additions to restricted cash                                             (250)                       --
   Investment in asset held for sale                                          --                      (191)
   Proceeds from sale of asset held for sale                               2,643                        --
                                                                ----------------           ---------------
       Cash provided by (used in) investing activities                     2,227                      (335)
                                                                ----------------           ---------------

Financing activities:
   Net repayment of short-term debt                                         (428)                     (263)
                                                                ----------------           ---------------
       Cash used in financing activities                                    (428)                     (263)
                                                                ----------------           ---------------

Increase (decrease) in cash and cash equivalents                             999                      (492)

Cash and cash equivalents:
   Beginning of period                                                         4                       583
                                                                ----------------           ---------------

   End of period                                                    $      1,003               $        91
                                                                ================           ===============

See notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. There has not been any change in the significant accounting policies of Atlas Corporation (the "Company") for the periods presented.

   In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results for these interim periods are not necessarily indicative of results for the entire year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.


2. On September 22, 1998, Atlas filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Colorado. Under Chapter 11, certain claims against Atlas in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while Atlas continues business operations as debtor-in-possession. These claims are reflected in the March 31, 1999 and December 31, 1998 balance sheets as "Liabilities subject to compromise." Additional claims (Liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against Atlas' assets also are stayed, although the holders of such claims have the right to move the Court for relief from stay. Secured claims are secured primarily by restricted cash of the Company and by performance bonds issued by insurance companies.

   Two of the Company's subsidiaries, Atlas Precious Metals Inc. ("APMI") and Atlas Gold Mining Inc. ("AGMI"), also filed for relief under Chapter 11 on January 26, 1999. Accordingly, liabilities associated with these subsidiaries have also been classified as Liabilities subject to compromise in the March 31, 1998 balance sheet.

   The Company's other subsidiaries, Arisur Inc. ("Arisur") and Suramco Metals, Inc. ("Suramco") have not filed for protection under Chapter 11 and there is no intention to do so. Accordingly, liabilities associated with these subsidiaries are included in "Liabilities not subject to compromise" along with secured and post-petition liabilities of the Company.

3. The components of the net change in items other than cash related to operating activities as reflected in the Consolidated Statements of Cash Flows are as follows:

                                                                           Three Months Ended
                                                                               March 31,
                                                               -----------------------------------------
                                                                     1999                      1998
--------------------------------------------------------------------------------------------------------
Add (deduct) items other than cash:
   Accounts receivable                                                    $  84                    $ (33)
   Inventories                                                              (50)                      42
   Prepaid expenses and other current assets                                (58)                     (60)
   Other assets                                                             (27)                      71
   Trade accounts payable                                                  (141)                      33
   Accrued liabilities                                                      (28)                     449
   Other liabilities, long-term                                               5                      (14)
                                                               ----------------          ---------------
                                                                          $(215)                   $ 488
                                                               ================          ===============

4. The Company is obligated to decommission and reclaim its uranium millsite (the "Millsite") located near Moab, Utah. The Company discontinued its uranium operations and permanently shut down its uranium mill and mines in 1987, and estimated shutdown expenses and reclamation costs were accrued. Title X of "The Comprehensive National Energy Policy Act" ("Title X"), enacted in October 1992, provides for the reimbursement of past and future reclamation expenses related to uranium sites operated under Atomic Energy Commission contracts. The Company's uranium reclamation costs are subsidized by this Government cost sharing program since 56% of its tailings were generated under government contracts. The total estimated reclamation liability ($20,945,000) and current and future Title X receivables ($14,784,000) are shown separately in the accompanying consolidated balance sheets leaving a net liability to the Company of $6,161,000 as of March 31, 1999.


   The Company has submitted six claims to the Department of Energy ("DOE") under Title X for reclamation costs incurred from the fiscal year ended June 30, 1980 through March 31, 1999. As of May 1, 1999, the status of the six claims is as follows:

                                                                              Actual
                                         Gross              Anticipated        Reim-
                     Gross Claim        Amount             Reimbursement     bursement       Anticipated
   Claim Date          Amount          Approved             Receivable       Payments       Balance Due 3
---------------------------------------------------------------------------------------------------------
   July 7, 1994       $4,999,000     $4,510,000              $2,530,000      $2,530,000       $       --
   June 16, 1995       3,638,000      2,591,000               1,454,000       1,454,000               --
   May 1, 1996         3,998,000      2,884,000               1,618,000       1,618,000               --
   May 1, 1997         2,054,000      1,579,000                 886,000         306,000          580,000
   May 1, 1998         1,602,000      1,000,000 /1/2/           561,000              --          561,000
   May 1, 1999           586,000             -- /1/             329,000              --          329,000
---------------------------------------------------------------------------------------------------------
   Totals                                                    $7,378,000      $5,908,000       $1,470,000
=========================================================================================================

   /1/  Approval pending.
   /2/  Amount is estimated.
   /3/  See discussion of "MUMTA" below.

     In addition to the above amounts, the Company includes in the Title X receivable in the consolidated balance sheet an amount equal to 56% of its future estimated reclamation costs. Timing of the remaining payments for approved reimbursements is a function of Congressional appropriation of Title X funding.

     On April 28, 1999, the Company, along with the U.S. Nuclear Regulatory Commission ("NRC"), the State of Utah, ACSTAR (surety provider for Atlas) and others, executed the Moab Utah Millsite Transfer Agreement ("MUMTA'), which absolves the Company from all future liability with respect to the Millsite. The agreement was reached to avoid lengthy and expensive litigation over the future of the Millsite. The agreement remains subject to approval by the Bankruptcy Court. As consideration for this release, Atlas has agreed to contribute certain Millsite related assets to a Trust to be controlled by the government. The assets include the remaining Title X receivable as of May 1, 1999, all future Title X receivables, Atlas' water rights related to the Millsite, the land at the Millsite and $5,250,000 of restricted cash. Elimination of the liability should coincide with confirmation of Atlas' plan of reorganization, possibly by late summer.

5. Liabilities subject to compromise consist of the following at March 31, 1999:

        (in thousands)
        Accounts payable                                        $ 1,708
        Accrued liabilities                                       1,592
        Convertible debenture                                     3,500
        Estimated uranium reclamation costs                      20,945   /1/
        Mine reclamation accruals                                 3,264   /2/
        Other liabilities                                         2,809
                                                                -------
                                                                $33,818
                                                                =======

        /1/ Partially secured by a reclamation bond of $6.5 million, which is in turn secured by $4.2 million of restricted cash.

        /2/ Fully secured by reclamation bonds of $3.264 million, which is in turn secured by $1.9 million of restricted cash.

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
  RESULTS OF OPERATIONS
  ---------------------

  "SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

  Statements which are not historical facts contained in this Form 10-QSB are forward looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: general economic conditions, metal and mineral prices, political events in foreign countries, the risks associated with foreign operations generally, the timing of receipt of necessary governmental permits, climatic conditions, labor relations, availability and cost of material and equipment, the actual configuration of ore bodies, delays in anticipated start-up dates, environmental risks, the results of financing efforts and other risk factors detailed in the Company's Form 10-K and 8-K filed with the Securities and Exchange Commission.

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

  Atlas does not intend to seek protection under any applicable bankruptcy laws for Arisur Inc., its wholly owned subsidiary.

  The Company continues to operate while it develops a plan for the reorganization of the Company. The primary focus of the plan is a release from any future liability associated with the Millsite (see CAPITAL RESOURCE REQUIREMENTS, below) and to seek financing for the development of its Andacaba Mine in order to increase operating cash flows. Additionally, the Company is seeking to divest of its Gold Bar and Grassy Mountain properties and other non-core assets to generate additional cash for operations, and as partial satisfaction of its pre-petition liabilities.

  There is no guarantee that the Company will be successful in achieving all or any one of the above reorganization goals or, if successful, that the creditors of the Company and the Bankruptcy Court will approve the plan as submitted. In the event that approval of MUMTA (see, CAPITAL RESOURCE REQUIREMENTS, below) is not granted by the Court, the Company may be forced into expensive and lengthy litigation over the issue, which would further deplete the Company's already limited resources. Management believes that successful completion of the aforementioned goals is necessary for the Company to avoid a Chapter 7 liquidation of all of the assets of the Company.

  On May 9, 1999, Arisur defaulted on a loan payment of $478,000, due under its loan agreement with Corporacion Andina de Fomento ("CAF"). The Company has met with representatives of CAF and has negotiated a deferral of the principal portion of the payment ($383,000) while CAF reviews the Company's development plans for the Andacaba mine and considers restructuring of the loan to finance the development program (see CAPITAL RESOURCE REQUIREMENTS, below).

  CAPITAL RESOURCE REQUIREMENTS

  Bolivian operations

  The Company has developed an operating plan for its Andacaba mine involving a decline ramp to provide more efficient access to the orebody. This is expected to return the head grades to historical levels, and to significantly reduce unit costs. The Company also continues to evaluate the feasibility of the start-up of its Comali mill which would require from $200,000 to $300,000 in capital improvements.

  The Company anticipates that funding for the decline ramp will be financed through a combination of internally generated funds, deferral of current loan payments and additional project financing from CAF (see RECENT EVENTS, above), or other lending institution.

  Reclamation Activities

  As discussed in footnote 4 to the Consolidated Financial Statements, the Company has reached an agreement with the NRC, the State of Utah, ACSTAR and others that absolves it from all future liability with the respect to the Millsite. As consideration for this release, Atlas has agreed to contribute certain Millsite related assets to a Trust to be controlled by the government. Elimination of this liability should coincide with confirmation of Atlas' plan of reorganization, possibly by late summer.

LIQUIDITY

  As of March 31, 1999, the working capital deficit was $197,000, which compares to positive working capital of $119,000 as of December 31, 1998. The Company's current ratio at March 31, 1998 was .95 to 1, compared to 1.02 to 1 at December 31, 1998. The decrease during the quarter is a result of capital expenditures of $166,000 and the operating loss during the period.

  The proceeds from the sale of Cornerstone have given the Company sufficient cash to fund its near term capital and operating needs. Longer-term capital requirements will be satisfied from project financing, future operating cash flows, placement of additional equity or debt and/or from the sale of other assets.

RESULTS OF OPERATIONS

  The following is a summary of production statistics at the Andacaba Mill for the three months ended March 31, 1999 and 1998:

                                                                       1999              1998
                                                                   -----------       -----------
Tonnes milled                                                           29,934            26,296

Tonnes of lead concentrate produced                                        446               490
Grade of lead concentrate:
        Lead                                                             63.81%            64.81%
        Silver (ounces per ton)                                         128.89            136.14

Tonnes of zinc concentrate produced                                      3,165             2,544
Grade of zinc concentrate:
        Zinc                                                             45.17%            46.22%
        Silver (ounces per ton)                                          23.82             25.94

  During the quarter ended March 31, 1999, the Company had mining revenue of $760,000 compared to $1,136,000 in the same period of 1998. During 1999, shipments of concentrates from the Andacaba mine in Potosi, Bolivia were less than produced, resulting in lower sales in 1999 than expected. Conversely, the opposite occurred in 1998, resulting in higher than expected sales for the first quarter of 1998. Additionally, metal prices were lower in 1999 verses the same period in 1998. These factors resulted in a lower than expected sales figure in 1999 compared to 1998.

  Cash production costs were $672,000 in the first quarter of 1999 compared to $973,000 during the same period of 1998. The decrease is a result of the lower shipments of concentrates described in the preceding paragraph.

  Shutdown and standby costs at Gold Bar were 99,000 during the three month period ended March 31, 1999 compared to $75,000 for the comparable period in 1997. The increase is a result of the termination of the Barrick joint venture agreement in December 1998. Certain holding costs were paid by Barrick in 1998 as part of the agreement, and paid by the Company in 1999.

  Exploration costs for the three-month period ending March 31, 1999 were $23,000 compared to $22,000 for the comparable period in 1998.

  General and administrative expenses for the three months ended March 31, 1999 were $251,000 compared to $324,000 for the comparable period in 1998. The Company has continued its efforts to reduce such expenses. Legal fees have been reduced from $90,000 in 1998 to $30,000 in 1999 as several legal actions were resolved or settled in 1998. Accounting and auditing fees have also been reduced from $22,000 in 1998 to $12,000 in 1999.

  Interest expense incurred during the three month period ended March 31, 1999 was $96,000 compared to $159,000 for the three month period ended March 31, 1998. Interest accruals on all outstanding loans of Atlas and APMI have ceased as a result of filing for Chapter 11, explaining the decrease.

  During the quarters ended March 31, 1999 and 1998, the Company incurred $166,000 and $194,000 in capital expenditures, substantially all of which related to the mine and mill operation in Bolivia.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         None

Item 2.  Changes in Securities
         ---------------------

         None

Item 3.  Defaults upon Senior Securities
         -------------------------------

          On May 12, 1999, the Company defaulted on a principal payment of $383,000, due under its loan agreement with Corporacion Andina de Fomento ("CAF"). The outstanding balance of the loan at March 31, 1999 was $1,917,000.

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


                                          ATLAS CORPORATION
                                          -----------------
                                          (Registrant)


                                          By: /s/ James R. Jensen
                                              -----------------------
                                              James R. Jensen
                                              Chief Financial Officer


Date: May 14, 1999                            /s/ James R. Jensen
                                              -----------------------
                                              James R. Jensen
                                              Chief Financial Officer (Principal
                                              Financial Officer & Chief
                                              Accounting Officer)