Form 10QSB
period 1999-06-30
ATLAS CORP
filed 1999-08-13
CIK 8302

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-QSB


COMMISSION FILE NO. 1-2714

(Mark One)

(X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the quarterly period ended June 30, 1999 or
                                   -------------
( ) Transition Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the transition period from _________  to  ________

                               ATLAS CORPORATION
                  --------------------------------------------
               (Exact name of small business issuer as specified
                                in its charter)

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

                                Yes   X   No
                                    -----    -----

As of August 11, 1999, 27,884,707 shares of Common Stock, par value $0.01 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes        No   X
   -----     ------

         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
         --------------------
                               Atlas Corporation
                          Consolidated Balance Sheets
                                (in Thousands)

                                                                   June 30,              December 31,
                                                                     1999                   1998
------------------------------------------------------------------------------------------------------
                                                                  (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                          $   1,050              $       4
   Accounts receivable - trade                                            1,040                    892
   Title X receivable (Note 4)                                               --                    675
   Accounts receivable - other                                              208                    352
   Asset held for sale                                                       --                  2,643
   Inventories                                                              901                    914
   Prepaid expenses and other current assets                                175                     13
                                                                      ---------              ---------
     Total current assets                                                 3,374                  5,493
                                                                      ---------              ---------
Property, plant and equipment                                            59,219                 59,205
Less: accumulated depreciation, amortization and impairment             (47,334)               (47,032)
                                                                      ---------              ---------
                                                                         11,885                 12,173
Restricted cash and securities (Note 4)                                   6,241                  6,181
Title X receivable (Note 4)                                              14,232                 14,109
Other assets                                                                100                     82
                                                                      ---------              ---------
                                                                      $  35,832              $  38,038
                                                                      =========              =========

LIABILITIES
Liabilities not subject to compromise:
  Current liabilities:
   Trade accounts payable                                             $     576              $     980
   Accrued liabilities                                                      967                  1,161
   Short-term debt                                                        2,447                  3,233
                                                                      ---------              ---------
     Total current liabilities                                            3,990                  5,374
                                                                      ---------              ---------

  Long-term debt                                                          1,216                  1,216
  Other liabilities, long-term                                              447                  3,512
                                                                      ---------              ---------
     Total long-term liabilities                                          1,663                  4,728
Liabilities subject to compromise (Notes 4 and 5)                        33,781                 30,089
                                                                      ---------              ---------
     Total liabilities                                                   39,433                 40,191
                                                                      ---------              ---------

Commitments and contingencies (Note 4)

STOCKHOLDERS' DEFICIT
   Common stock                                                             279                    275
   Capital in excess of par value                                        93,797                 93,788
   Deficit                                                              (97,678)               (96,216)
                                                                      ---------              ---------
     Total stockholders' deficit                                         (3,601)                (2,153)
                                                                      ---------              ---------
                                                                      $  35,832              $  38,038
                                                                      =========              =========
See notes to consolidated financial statements.

                               Atlas Corporation
                     Consolidated Statements of Operations
                (In Thousands, Except Per Share Data, Unaudited)

                                                                Three Months Ended                          Six Months Ended
                                                                     June 30,                                   June 30,
                                                      ------------------------------------      -----------------------------------
                                                             1999                 1998                 1999                1998
-----------------------------------------------------------------------------------------------------------------------------------
Mining revenue                                       $           942      $           963      $         1,702     $          2,099

Costs and expenses:
 Production costs                                              1,019                  831                1,705                1,804
 Depreciation, depletion and amortization                        277                  227                  562                  427
 Impairment of mineral property                                   --                   34                   --                   34
 Shutdown and standby costs                                       79                   88                  178                  163
 General and administrative expenses                             190                  332                  441                  656
 Exploration and prospecting costs                                27                   20                   50                   42
                                                     ---------------      ---------------      ---------------     ----------------

  Gross operating loss                                          (650)                (569)              (1,234)              (1,027)

Other (income) and expense:
 Interest expense                                                 68                  137                  164                  296
 Interest income                                                 (43)                 (80)                (103)                (154)
 Gain from joint venture agreement                                --                 (188)                  --                 (375)
 Loss on asset held for sale                                      --                  474                   --                  474
 Other                                                            (5)                 (53)                 (37)                (104)
                                                     ---------------      ---------------      ---------------     ----------------
  Loss from continuing operations before
  reorganization items and income taxes                         (670)                (859)              (1,258)              (1,164)

Reorganization items:
 Legal fees                                                      (80)                  --                 (195)                  --
 Other                                                            (7)                  --                   (9)                  --
                                                     ---------------      ---------------      ---------------     ----------------

  Loss before income taxes                                      (757)                (859)              (1,462)              (1,164)

Provision for income taxes                                        --                   --                   --                   --
                                                     ---------------      ---------------      ---------------     ----------------

 Net loss                                            $          (757)     $          (859)     $        (1,462)    $         (1,164)
                                                     ===============      ===============      ===============     ================

Basic and diluted earnings per share of common stock:
 Net loss                                            $         (0.03)     $         (0.03)     $         (0.05)    $          (0.04)
                                                     ===============      ===============      ===============     ================

Average number of common
 shares outstanding                                           27,659               27,360               27,589               27,352
                                                     ===============      ===============      ===============     ================

See notes to consolidated financial statements

                               Atlas Corporation
                     Consolidated Statements of Cash Flows
                           (In Thousands, Unaudited)

                                                                             Six Months Ended
                                                                                 June 30,
                                                              --------------------------------------------
                                                                      1999                       1998
----------------------------------------------------------------------------------------------------------
Operating activities:
   Net loss                                                   $           (1,462)        $          (1,164)
   Add (deduct) non-cash items:
       Depreciation, depletion, amortization                                 562                       464
       Gain on joint venture agreement                                        --                      (375)
       Loss on asset held for sale                                            --                       474
       Other                                                                  --                        34
   Net change in non-cash items
       related to operations (Note 3)                                       (134)                   (1,030)
                                                              ------------------        ------------------
       Cash used in continuing operations                                 (1,034)                   (1,597)
                                                              ------------------        ------------------
From discontinued operations:
   Change in estimated uranium reclamation costs                             246                       759
                                                              ------------------        ------------------
       Cash provided by discontinued operations                              246                       759
                                                              ------------------        ------------------
       Cash used in operating activities                                    (788)                     (838)
                                                              ------------------        ------------------

Investing activities:
   Additions to property, plant and equipment                               (344)                     (281)
   Proceeds from sale of equipment                                            70                     1,674
   Additions to restricted cash                                             (250)                       --
   Investment in asset held for sale                                          --                      (474)
   Proceeds from sale of asset held for sale                               2,643                        --
                                                              ------------------        ------------------
       Cash provided by investing activities                               2,119                       919
                                                              ------------------        ------------------

Financing activities:
   Net repayment of short-term debt                                         (285)                      (81)
                                                              ------------------        ------------------
       Cash used in financing activities                                    (285)                      (81)
                                                              ------------------        ------------------

Increase in cash and cash equivalents                                      1,046                        --

Cash and cash equivalents:
   Beginning of period                                                         4                       583
                                                              ------------------        ------------------

   End of period                                              $            1,050        $              583
                                                              ==================        ==================

See notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. There has not been any change in the significant accounting policies of Atlas Corporation and its subsidiaries (the "Company") for the periods presented.

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

2. On September 22, 1998, Atlas filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Colorado. Under Chapter 11, certain claims against Atlas in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while Atlas continues business operations as debtor-in-possession. These claims are reflected in the June 30, 1999 and December 31, 1998 balance sheets as "Liabilities subject to compromise." Additional claims (Liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against Atlas' assets also are stayed, although the holders of such claims have the right to move the Court for relief from stay. Secured claims are secured primarily by restricted cash of the Company and by performance bonds issued by insurance companies.

   Two of the Company's subsidiaries, Atlas Precious Metals Inc. ("APMI") and Atlas Gold Mining Inc. ("AGMI"), also filed for relief under Chapter 11 on January 26, 1999. Accordingly, liabilities associated with these subsidiaries have also been classified as Liabilities subject to compromise in the June 30, 1999 balance sheet.

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

3. The components of the net change in items other than cash related to operating activities as reflected in the Consolidated Statements of Cash Flows are as follows:

                                                                            Six Months Ended
                                                                                June 30,
                                                             -------------------------------------------
                                                                     1999                      1998
--------------------------------------------------------------------------------------------------------
Add (deduct) items other than cash:
   Accounts receivable                                       $              (4)        $            (137)
   Inventories                                                               13                      (44)
   Prepaid expenses and other current assets                               (162)                      (6)
   Restricted cash                                                          190                       --
   Other assets                                                             (18)                      66
   Trade accounts payable                                                  (165)                    (217)
   Accrued liabilities                                                       13                     (103)
   Other liabilities, long-term                                              (1)                    (589)
                                                             ------------------        -----------------
                                                             $             (134)       $          (1,030)
                                                             ==================        =================

4. The Company is obligated to decommission and reclaim its uranium millsite (the "Millsite") located near Moab, Utah, which was permanently shut down in 1987 and estimated shutdown expenses and reclamation costs were accrued. Title X of "The Comprehensive National Energy Policy Act" ("Title X"), enacted in October 1992, provides for the reimbursement of past and future reclamation expenses related to uranium sites operated under Atomic Energy Commission contracts. The Company's uranium reclamation costs are subsidized by this government cost sharing program since 56% of its tailings were generated under government contracts. The total estimated reclamation liability ($20,804,000) and current and future Title X receivables ($14,232,000) are shown separately in the accompanying consolidated balance sheets leaving a net liability to the Company of $6,572,000 as of June 30, 1999.

   On April 28, 1999, the Company, along with the U.S. Nuclear Regulatory Commission ("NRC"), the State of Utah, ACSTAR (surety provider for Atlas) and others, executed the Moab Utah Millsite Transfer Agreement ("MUMTA'), which absolves the Company from all future liability with respect to the Millsite. The agreement, approved by the Bankruptcy Court on June 22, 1999, was reached to avoid lengthy and expensive litigation over the future of the Millsite. As consideration for this release, Atlas has agreed to contribute certain Millsite related assets to a Reclamation Trust to be controlled by the government. The assets include the remaining Title X receivable as of May 1, 1999, all future Title X receivables, Atlas' water rights and land at the Millsite and $5,250,000 of restricted cash. Elimination of the liability should coincide with confirmation of Atlas' plan of reorganization, but not later than December 31, 1999.

   Upon completion of MUMTA, management estimates that the Company will recognize a gain from the transaction of approximately $1.3 million.

5. Liabilities subject to compromise consist of the following at June 30, 1999 and December 31, 1998:

      (in thousands)                                                       June 30, 1999           December 31, 1998
                                                                       --------------------     ---------------------
      Accounts payable                                                 $              1,726     $               1,708
      Accrued liabilities                                                             1,691                     1,592
      Convertible debenture                                                           3,500                     3,500
      Estimated uranium reclamation costs                                            20,804  1                 20,945  1
      Mine reclamation accruals                                                       3,264  2                  3,264  2
      Other liabilities                                                               2,797                     2,809
                                                                       --------------------     ---------------------
                                                                                    $33,781                   $33,818
                                                                       ====================     =====================

1  See Note 4 above.
2 Fully secured by reclamation bonds of $3.264 million, which is in turn secured by $1 million of restricted cash.

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

  As discussed in footnote 4 to the Consolidated Financial Statements, the Company has reached an agreement with the NRC, the State of Utah, ACSTAR and others that absolves it from all future liability with respect to the Millsite. As consideration for this release, Atlas has agreed to contribute certain Millsite related assets to a Reclamation Trust to be controlled by the government. Elimination of this liability should coincide with confirmation of Atlas' plan of reorganization, but not later than December 31, 1999.

  On May 9, 1999, Arisur defaulted on a loan payment of $478,000 due under its loan agreement with Corporacion Andina de Fomento ("CAF"). Subsequently, by letter dated July 28, 1999, CAF has agreed to restructure the remaining balance of the debt under the following conditions: 1) that the Company demonstrates that it has the necessary funds (approximately $325,000) to finance and complete a diamond drilling program at the Andacaba mine in order to increase the level of proven reserves at the mine; 2) that a minimum of four years of proven reserves be verified by the drilling program; 3) that Atlas completes an agreement to subordinate its receivable from Arisur to CAF and; 4) that certain security agreements between Arisur and CAF be perfected. In the event that the above conditions are met, CAF would be willing to restructure the existing debt over a 4 year period, which would include a principal grace period of 18 months. CAF has also agreed to consider additional financing to fund the development program at the Andacaba mine if the drilling program noted above shows proven reserves in excess of 5 years (see CAPITAL RESOURCE REQUIREMENTS, below).

  The Company continues to operate while it implements its plan for the reorganization of the Company. The primary focus of the plan is a release from any future liability associated with the Millsite (see above) and to seek financing for the development of its Andacaba Mine in order to increase operating cash flows (see above). Additionally, the Company is seeking to divest of its Gold Bar and Grassy Mountain properties and other non-core assets to generate additional cash for operations, and as partial satisfaction of its pre-petition liabilities.

  There is no guarantee that the Company will be successful in achieving all of the above reorganization goals or, if successful, that the creditors of the Company and the Bankruptcy Court will approve the plan as submitted on July 16, 1999. Management believes that successful completion of the aforementioned goals is necessary for the Company to avoid a Chapter 7 liquidation of all of the assets of the Company.

  CAPITAL RESOURCE REQUIREMENTS

  Bolivian operations

  The Company has developed an operating plan for its Andacaba mine involving a decline ramp to provide more efficient access to the orebody. This is expected to return the head grades to historical levels, and to significantly reduce unit costs. The Company also continues to evaluate the feasibility of the start-up of its Comali mill, which would require from $200,000 to $300,000 in capital improvements.

  The Company anticipates that funding for the decline ramp will be financed through a combination of internally generated funds, deferral of current loan payments and additional project financing from CAF (see RECENT EVENTS above), or other lending institution.

  Liquidity

  As of June 30, 1999, the working capital deficit was $616,000, which compares to positive working capital of $119,000 as of December 31, 1998. The Company's current ratio at June 30, 1999 was .85 to 1, compared to 1.02 to 1 at December 31, 1998. The decrease during the quarter is a result of capital expenditures of $344,000 and the operating loss during the period.

  The proceeds from the sale of Cornerstone have given the Company sufficient cash to fund its near term capital and operating needs. Longer-term capital requirements will be satisfied from project financing, future operating cash flows, placement of additional equity or debt and/or from the sale of other assets.

  Results of operations

  The following is a summary of operating statistics at the Andacaba Mill for the three months and six months ended June 30, 1999 and 1998:

                                                          Period ended June 30, 1999           Period ended June 30, 1998
                                                    ----------------------------------     -------------------------------
                                                       Three months        Six months        Three months       Six months
                                                    ---------------     --------------     -------------     -------------
      Tonnes milled                                          30,523             60,467            28,793            55,089

      Tonnes of lead concentrate produced                       456                898               574             1,064
      Tonnes of lead concentrate sold                           602              1,053               639             1,053
      Grade of lead concentrate:
              Lead                                            63.95%             63.88%            65.29%            64.87%
              Silver (ounces per tonne)                      127.68             128.29            140.43            138.45

      Tonnes of zinc concentrate produced                     2,945              6,110             2,964             5,507
      Tonnes of zinc concentrate sold                         2,548              4,527             1,820             4,913
      Grade of zinc concentrate:
              Zinc                                            45.38%             45.27%            46.35%            46.16%
              Silver (ounces per tonne)                       24.70              24.25             25.51             25.71

      Average price received:
              Lead (per tonne)                              $   491            $   505           $   540           $   546
              Zinc (per tonne)                              $   950            $   952           $ 1,055           $ 1,089
              Silver (per ounce)                            $  5.01            $  5.05           $  6.24           $  5.85


  During the six months ended June 30, 1999, the Company had mining revenue of $1,702,000 compared to $2,099,000 in the same period of 1998. Average prices received during 1998 were significantly lower in 1999 than 1998 (see above). This fact, combined with the lower tonnes of zinc concentrate sold in 1999 resulted in the lower revenue for the period. During the quarter ended June 30, 1999 mining revenues were $942,000 compared to $963,000 for the same period in 1998. The higher zinc concentrate sales for the 1999-quarter were again offset by significantly lower prices in 1999, resulting in the decrease in revenue for the period.

  Cash production costs during the six months ended June 30, 1999 were $1,705,000, or $305 per tonne of concentrate sold. This compares to $1,804,000, or $302 per tonne of concentrate sold. For the quarter ended June 30, 1999, cash production costs were $1,019,000, or $323 per tonne of concentrate sold compared to $831,000, or $338 per tonne sold in the same period in 1998. Though overall operating costs are declining, these have been offset somewhat by increased management oversight costs during 1999. These higher costs are not expected to continue in the future.

  Shutdown and standby costs at Gold Bar were $79,000 and $178,000 during the three and six month periods ended June 30, 1999 compared to $88,000 and $163,000 for the comparable periods in 1998. The increase for the six month period is a result of the termination of the

  Barrick joint venture agreement in December 1998. Certain holding costs were paid by Barrick in 1998 as part of the agreement, and paid by the Company in 1999. The Company has continued to reduce costs at the site resulting in the modest decrease for the three months ended June 30, 1999 compared to the same period in 1998.

  Exploration costs for the three and six month periods ending June 30, 1999 were $27,000 and $50,000 compared to $20,000 and $42,000 for the comparable periods in 1998. In 1998, certain costs were charged to Barrick, resulting in higher costs for 1999.

  General and administrative expenses for the three and six months ended June 30, 1999 were $190,000 and $441,000 compared to $332,000 and $656,000 for the comparable periods in 1998. The Company has continued its efforts to reduce such expenses. Legal fees were reduced from $160,000 for the six month period in 1998 to $38,000 in 1999 as several legal actions have been resolved or settled. As a result of staff reductions at the Company's headquarters, salaries and benefits have been reduced over this same period from $193,000 to $146,000. Accounting and auditing fees were also reduced in this time frame from $36,000 in 1998 to $24,000 in 1999. Similar reductions in legal fees, accounting fees and salaries account for the lower amount in the second quarter of these respective periods.

  Interest expense incurred during the three and six month periods ended June 30, 1999 was $68,000 and $164,000 compared to $137,000 and $296,000 for the same periods ended June 30, 1998. Interest accruals on all outstanding loans of Atlas and APMI have ceased as a result of filing for Chapter 11, explaining the decrease.

  During the six months ended June 30, 1999 and 1998, the Company incurred $344,000 and $281,000 in capital expenditures, respectively, substantially all of which related to the mining operation in Bolivia.

                                PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

        None

Item 2. Changes in Securities
        ---------------------

        None

Item 3. Defaults upon Senior Securities
        -------------------------------

        On May 12, 1999, the Company defaulted on a principal payment of $383,000, due under its loan agreement with Corporacion Andina de Fomento ("CAF"). The outstanding balance of the loan at June 30, 1999 was $1,917,000.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        None

Item 5. Other Information
        -----------------

        None


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        a.   Exhibits

             10.1 Moab Utah Millsite Transfer Agreement dated April 28, 1999 between Atlas Corporation, the Official Unsecured Creditors Committee, the NRC, the State of Utah and ACSTAR Insurance Companies.

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


                                ATLAS CORPORATION
                                -----------------
                                (Registrant)


                                By: /s/ James R. Jensen
                                    -------------------
                                    James R. Jensen
                                    Chief Financial Officer


Date: August 13, 1999               /s/ James R. Jensen
      ---------------               -------------------
                                    James R. Jensen
                                    Chief Financial Officer (Principal Financial
                                    Officer & Chief Accounting Officer)