Form 10QSB
period 1999-09-30
ATLAS CORP
filed 1999-11-12
CIK 8302

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


COMMISSION FILE NO. 1-2714

(Mark One)

(X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the quarterly period ended September 30, 1999 or
                                   ------------------
( ) Transition Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the transition period from _________  to  ________

                               ATLAS CORPORATION
                         -----------------------------
               (Exact name of small business issuer as specified
                                in its charter)

                 DELAWARE                                    13-5503312
      -------------------------------                    ----------------
      (State or other jurisdiction of                     (I. R. S. Employer
      incorporation or organization)                      Identification No.)

             370 Seventeenth Street, Suite 3010, Denver, CO  80202
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

As of November 10, 1999, 27,884,707 shares of Common Stock, par value $0.01 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):
Yes       No   X
    -----    ------

  PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
         --------------------
                               Atlas Corporation
                          Consolidated Balance Sheets
                                (in Thousands)

                                                                 September 30,          December 31,
                                                                     1999                   1998
------------------------------------------------------------------------------------------------------
                                                                  (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                          $     464              $       4
   Accounts receivable - trade                                            1,286                    892
   Title X receivable (Note 4)                                               --                    675
   Accounts receivable - other                                              151                    352
   Asset held for sale                                                       --                  2,643
   Inventories                                                              758                    914
   Prepaid expenses and other current assets                                109                     13
                                                             ------------------     ------------------
     Total current assets                                                 2,768                  5,493
                                                             ------------------     ------------------
Property, plant and equipment                                            59,262                 59,205
Less: accumulated depreciation, amortization and impairment             (47,499)               (47,032)
                                                             ------------------     ------------------
                                                                         11,763                 12,173
Restricted cash and securities (Note 4)                                   6,241                  6,181
Title X receivable (Note 4)                                              14,232                 14,109
Other assets                                                                166                     82
                                                             ------------------     ------------------
                                                                      $  35,170              $  38,038
                                                             ==================     ==================

LIABILITIES
Liabilities not subject to compromise:
  Current liabilities:
   Trade accounts payable                                             $     546              $     980
   Accrued liabilities                                                    1,167                  1,161
   Short-term debt                                                        3,485                  3,233
                                                             ------------------     ------------------
     Total current liabilities                                            5,198                  5,374
                                                             ------------------     ------------------

  Long-term debt                                                             --                  1,216
  Other liabilities, long-term                                              452                  3,512
                                                             ------------------     ------------------
     Total long-term liabilities                                            452                  4,728
Liabilities subject to compromise (Notes 4 and 5)                        33,717                 30,089
                                                             ------------------     ------------------
     Total liabilities                                                   39,367                 40,191
                                                             ------------------     ------------------

Commitments and contingencies (Note 4)

STOCKHOLDERS' DEFICIT
   Common stock                                                             279                    275
   Capital in excess of par value                                        93,797                 93,788
   Deficit                                                              (98,273)               (96,216)
                                                             ------------------     ------------------
     Total stockholders' deficit                                         (4,197)                (2,153)
                                                             ------------------     ------------------
                                                                      $  35,170              $  38,038
                                                             ==================     ==================

See notes to consolidated financial statements.

                               Atlas Corporation
                     Consolidated Statements of Operations
               (In Thousands, Except Per Share Data, Unaudited)

                                                             Three Months Ended                         Nine Months Ended
                                                                September 30,                             September 30,
                                                   ------------------------------------      ------------------------------------
                                                          1999                 1998                 1999                 1998
---------------------------------------------------------------------------------------------------------------------------------

Mining revenue                                             $ 1,297              $ 1,394              $ 2,999              $ 3,493
Costs and expenses:
 Production costs                                            1,178                1,257                2,883                3,061
 Depreciation, depletion and amortization                      272                  275                  834                  702
 Impairment of mineral property                                 --                   --                   --                   34
 Shutdown and standby costs                                     92                  108                  270                  271
 General and administrative expenses                           169                  291                  610                  943
 Geological and land holding costs                              36                   18                   86                   60
                                                   ---------------      ---------------      ---------------      ---------------

  Gross operating loss                                        (450)                (555)              (1,684)              (1,582)

Other (income) and expense:
 Interest expense                                               88                  144                  252                  440
 Interest income                                               (10)                 (84)                (113)                (238)
 Gain from joint venture agreement                              --                 (188)                  --                 (563)
 Loss on asset held for sale                                    --                  563                   --                1,037
 Other                                                         (27)                 (15)                 (64)                (119)
                                                   ---------------      ---------------      ---------------      ---------------
  Loss from continuing operations before
  reorganization items and income taxes                       (501)                (975)              (1,759)              (2,139)

Reorganization items:
 Legal fees                                                    (88)                 (43)                (283)                 (43)
 Other                                                          (6)                  --                  (15)                  --
                                                   ---------------      ---------------      ---------------      ---------------

  Loss before income taxes                                    (595)              (1,018)              (2,057)              (2,182)

Provision for income taxes                                      --                   --                   --                   --
                                                   ---------------      ---------------      ---------------      ---------------

 Net loss                                                  $  (595)             $(1,018)             $(2,057)             $(2,182)
                                                   ===============      ===============      ===============      ===============

Basic and diluted earnings per share of common stock:
 Net loss                                                  $ (0.02)             $ (0.04)             $ (0.07)             $ (0.08)
                                                   ===============      ===============      ===============      ===============

Average number of common
 shares outstanding                                         27,659               27,512               27,589               27,406
                                                   ===============      ===============      ===============      ===============

See notes to consolidated financial statements

                               Atlas Corporation
                     Consolidated Statements of Cash Flows
                           (In Thousands, Unaudited)

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                 ------------------------------------------
                                                                         1999                     1998
-----------------------------------------------------------------------------------------------------------
Operating activities:
   Net loss                                                                $(2,057)                 $(2,182)
   Add (deduct) non-cash items:
       Depreciation, depletion, amortization                                   834                      741
       Gain on joint venture agreement                                          --                     (563)
       Loss on asset held for sale                                              --                    1,037
       Other                                                                    --                       34
   Net change in non-cash items
       related to operations (Note 3)                                           16                     (542)
                                                                 -----------------       ------------------
       Cash used in continuing operations                                   (1,207)                  (1,497)
                                                                 -----------------       ------------------
From discontinued operations:
   Change in estimated uranium reclamation costs                               162                      563
                                                                 -----------------       ------------------
       Cash used in operating activities before reorganization              (1,045)                    (934)
       items
                                                                 -----------------       ------------------

Investing activities:
   Additions to property, plant and equipment                                 (494)                    (379)
   Proceeds from sale of equipment                                              70                    1,674
   Additions to restricted cash                                               (250)                      --
   Investment in asset held for sale                                            --                     (512)
   Proceeds from sale of asset held for sale                                 2,643                       --
                                                                 -----------------       ------------------
       Cash provided by investing activities                                 1,969                      783
                                                                 -----------------       ------------------

Financing activities:
   Net repayment of short-term debt                                         (1,005)                    (295)
   Borrowings on short-term debt                                               541                      250
                                                                 -----------------       ------------------
       Cash used in financing activities                                      (464)                     (45)
                                                                 -----------------       ------------------

Increase (decrease) in cash and cash equivalents                               460                     (196)

Cash and cash equivalents:
   Beginning of period                                                           4                      583
                                                                 -----------------       ------------------

   End of period                                                           $   464                  $   387
                                                                 =================       ==================

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

2. On September 22, 1998, Atlas Corporation ("Atlas") filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Colorado. Under Chapter 11, certain claims against Atlas in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while Atlas continues business operations as debtor-in-possession. These claims are reflected in the September 30, 1999 and December 31, 1998 balance sheets as "Liabilities subject to compromise." Additional claims (Liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against Atlas' assets also are stayed, although the holders of such claims have the right to move the Court for relief from stay. Secured claims are secured primarily by restricted cash of the Company and by performance bonds issued by insurance companies.

   Two of the Company's subsidiaries, Atlas Precious Metals Inc. ("APMI") and Atlas Gold Mining Inc. ("AGMI"), also filed for relief under Chapter 11 on January 26, 1999. Accordingly, liabilities associated with these subsidiaries have also been classified as Liabilities subject to compromise in the September 30, 1999 balance sheet.

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

3. The components of the net change in items other than cash related to operating activities as reflected in the Consolidated Statements of Cash Flows are as follows:

                                                                           Nine Months Ended
                                                                             September 30,
                                                             -------------------------------------------
                                                                     1999                      1998
--------------------------------------------------------------------------------------------------------
Add (deduct) items other than cash:
   Accounts receivable                                                    $(193)                   $ 195
   Inventories                                                              156                       10
   Prepaid expenses and other current assets                                (96)                     (43)
   Restricted cash                                                          190                       --
   Other assets                                                             (84)                      77
   Trade accounts payable                                                  (194)                     (37)
   Accrued liabilities                                                      233                     (130)
   Other liabilities, long-term                                               4                     (614)
                                                             ------------------        -----------------
                                                                          $  16                    $(542)
                                                             ==================        =================

4. The Company was obligated to decommission and reclaim its uranium millsite (the "Millsite") located near Moab, Utah, which was permanently shut down in 1987 and estimated shutdown expenses and reclamation costs were accrued. Title X of The Comprehensive National Energy Policy Act ("Title X"), enacted in October 1992, provides for the reimbursement of past and future reclamation expenses related to uranium sites operated under Atomic Energy Commission contracts. The Company's uranium reclamation costs are subsidized by this government cost sharing program since 56% of its tailings were generated under government contracts. The total estimated reclamation liability ($20,720,000) and current and future Title X receivables ($14,232,000) are shown separately in the accompanying consolidated balance sheets leaving a net liability to the Company of $6,488,000 as of September 30, 1999.

    On April 28, 1999, the Company, along with the U.S. Nuclear Regulatory Commission ("NRC"), the State of Utah, ACSTAR (surety provider for Atlas) and others, executed the Moab Utah Millsite Transfer Agreement ("MUMTA"), which absolved the Company from all future liability with respect to the Millsite. The agreement, approved by the Bankruptcy Court on June 22, 1999, was reached to avoid lengthy and expensive litigation over the future of the Millsite. As consideration for this release, Atlas has agreed to contribute certain Millsite related assets to a Reclamation Trust to be controlled by the government. The assets include the remaining Title X receivable as of May 1, 1999, all future Title X receivables, Atlas' water rights and land at the Millsite and $5,250,000 of restricted cash. Elimination of the liability should coincide with confirmation of Atlas' plan of reorganization, but not later than December 31, 1999.

    Upon completion of MUMTA, management estimates that the Company will recognize a gain from the transaction of approximately $1.2 million.

5. Liabilities subject to compromise consisted of the following at September 30, 1999 and December 31, 1998:

(in thousands)                                                     September 30, 1999        December 31, 1998
                                                                 --------------------     ---------------------
Accounts payable                                                              $ 1,724                   $ 1,486
Accrued liabilities                                                             1,717                     1,671
Convertible debenture                                                           3,500                     3,500
Estimated uranium reclamation costs                                            20,720 /1/                21,110 /1/
Mine reclamation accruals                                                       3,264 /2/                   --  /2/
Other liabilities                                                               2,792                     2,322
                                                                 --------------------     ---------------------
                                                                              $33,717                   $30,089
                                                                 ====================     =====================

/1/ See Note 4 above.
/2/ Fully secured by reclamation bonds of $3.264 million, which is in turn secured by approximately $1 million of restricted cash.

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

  On May 9, 1999, Arisur defaulted on a loan payment of $478,000 due under its loan agreement with Corporacion Andina de Fomento ("CAF"). Subsequently, by letter dated July 28, 1999 and revised on October 26, 1999, CAF has agreed to restructure the remaining balance of the debt under the condition that the Company, by June 30, 2000, can demonstrate that it has a minimum of four years of proven reserves at a production rate of 400 tonnes per day at the Andacaba mine. In the event that the above condition is met, CAF would be willing to restructure the existing debt over a 4 year period, which would include a principal grace period of 18 months.

  In August 1999, the Company reached an agreement with Vengold, Inc. ("Vengold") giving Vengold the option to acquire 100% of 603 unpatented lode claims and 6 patented lode claims at the Gold Bar property. Vengold is obligated under the agreement to incur $200,000 in exploration costs on the property by December 31, 2001. The Company will retain a 2% net smelter royalty interest in the property if the option is exercised. Of the remaining mining claims at Gold Bar, the Company has retained 53 unpatented claims as well as the remaining patented land at the Gold Bar site for its own use. The remaining claims on the Gold Bar property, comprising approximately 80% of the entire claim block, were dropped on August 31, 1999 in order to avoid paying the annual holding fees on the claims of approximately $260,000.

  The Company continues to focus on implementation of its plan of reorganization of the Company. The primary focus of the plan is a release from any future liability associated with the Millsite (see above) and to expand production at its Andacaba Mine in order to increase operating cash flows (see above). The Company is also pursuing claims for recovery of costs incurred at Moab from the commercial general liability policies that it had during the years of operation at the Millsite. Additionally, the Company is seeking to divest of its Gold Bar and Grassy Mountain properties and other non-core assets to generate additional cash for operations, and as partial satisfaction of its pre-petition liabilities.

  On September 27, 1999, the Company mailed to the creditors and shareholders ("Parties in Interest") of the Company a proposed plan of reorganization (the "Plan") and disclosure statement which, amongst other things, incorporated the elements described above. The Parties in Interest had until October 22, 1999 to submit their vote to either accept or reject the Plan as proposed.

  Concurrent with this process, the Company was negotiating with the Pension Benefit Guaranty Corporation ("PBGC") to terminate its defined benefit pension plan and for the PBGC to assume control of the pension plan. Since the aforementioned negotiations were not yet complete at October 22, 1999, the PBGC voted to reject the plan. As a substantial creditor of the Company, the PBGC's vote is sufficient to block acceptance of the Plan. Subsequently, the Company has entered into an agreement with the PBGC to terminate the pension plan and to change the PBGC's vote to accept the Plan. The agreement is subject to court approval, which is anticipated to coincide with the hearing on confirmation of the Plan scheduled for December 1, 1999. The Company anticipates that with this acceptance, the Plan will be confirmed by the Bankruptcy Court at the hearing on December 1, 1999 and the Company will be out of bankruptcy by January 2000.

  There is no guarantee that the Company will be successful in completing the reorganization process. Management believes that successful completion of the aforementioned goals is necessary for the Company to avoid a Chapter 7 liquidation of all of the assets of the Company.

  CAPITAL RESOURCE REQUIREMENTS

  Bolivian operations

  The Company has developed an operating plan to expand its Andacaba mine to a production level of 400 tonnes per day. This is expected to return the head grades to historical levels. The Company also continues to evaluate the feasibility of the start-up of its Comali mill, which would require from $200,000 to $300,000 in capital improvements.

  The Company anticipates that funding for the expansion will be financed through a combination of internally generated funds and deferral of current loan payments.

  Liquidity

  As of September 30, 1999, the Company's working capital deficit was $2,430,000, which compares to positive working capital of $119,000 as of December 31, 1998. The Company's current ratio at September 30, 1999 was .53 to 1, compared to 1.02 to 1 at December 31, 1998. The decrease during the period is a result of the operating loss during the period, the reclassification of the CAF loan to short-term debt due to the default noted above, and capital expenditures of $494,000 during the nine months ended September 30, 1999.

  The proceeds from the sale of Cornerstone have given the Company sufficient cash to fund its immediate operating needs. Longer-term capital requirements will be satisfied from future operating cash flows, from the sale of Company assets such as the Gold Bar and Grassy Mountain properties, recoveries of insurance claims for costs incurred at Moab, and placement of additional equity or debt as necessary.

  Results of operations

  The following is a summary of operating statistics at the Andacaba Mill for the three months and nine months ended September 30, 1999 and 1998:

                                              Three Months ended September        Nine Months ended September
                                                          30,                                 30,
                                          --------------------------------     -------------------------------
                                                 1999              1998              1999              1998
                                          --------------     -------------     -------------     -------------
Tonnes milled                                     32,252            30,347            92,622            85,436

Tonnes of lead concentrate produced                  488               658             1,387             1,722
Tonnes of lead concentrate sold                      612               790             1,665             1,842
Grade of lead concentrate produced:
        Lead                                       63.25%            64.46%            63.66%            64.84%
        Silver (ounces per tonne)                 107.59            136.32            120.99            137.64

Tonnes of zinc concentrate produced                3,153             3,258             9,245             8,766
Tonnes of zinc concentrate sold                    3,895             3,627             8,422             8,540
Grade of zinc concentrate produced:
        Zinc                                       46.52%            46.64%            45.69%            46.42%
        Silver (ounces per tonne)                  19.29             21.98             22.56             24.32

Average price received:
        Lead (per tonne)                         $   491           $   570           $   570           $   556
        Zinc (per tonne)                         $   950           $ 1,044           $ 1,044           $ 1,070
        Silver (per ounce)                       $  5.01           $  5.77           $  5.77           $  5.82

  During the nine months ended September 30, 1999, the Company had mining revenue of $2,999,000 compared to $3,493,000 in the same period of 1998. Average prices received were significantly lower in 1999 than 1998 (see above). This fact, combined with the lower tonnes of zinc and lead concentrate sold in 1999 resulted in the lower revenue for the period. During the quarter ended September 30, 1999 mining revenues were $1,297,000 compared to $1,394,000 for the same period in 1998. Higher tonnes of zinc concentrate sold during the period was offset by lower sales of lead concentrate. The significantly lower prices in 1999 were the primary reason for the decrease in revenue for the period.

  Cash production costs during the nine months ended September 30, 1999 were $2,883,000, or $286 per tonne of concentrate sold. This compares to $3,061,000, or $295 per tonne of concentrate sold for the same period in 1998. For the quarter ended September 30, 1999, cash production costs were $1,178,000, or $261 per tonne of concentrate sold compared to $1,257,000, or $285 per tonne sold in the same period in 1998. The lower per tonne costs are a result of operating cost reductions and efficiencies implemented at the end of 1998 and early 1999.

  Shutdown and standby costs at Gold Bar were $92,000 and $270,000 during the three and nine month periods ended September 30, 1999 compared to $108,000 and $271,000 for the comparable periods in 1998. The Company has continued to reduce costs at the site resulting in the modest decrease for the three months ended September 30, 1999 compared to the same period in 1998.

  Geological costs for the three and nine-month periods ending September 30, 1999 were $36,000 and $86,000 compared to $18,000 and $60,000 for the comparable periods in 1998. In 1998, certain costs were charged to Barrick, resulting in higher costs for 1999.

  General and administrative expenses for the three and nine months ended September 30, 1999 were $169,000 and $610,000 compared to $291,000 and
  $943,000 for the comparable periods in 1998. The Company has continued its efforts to reduce such expenses. Legal fees were reduced from $240,000 for the nine-month period in 1998 to $38,000 in 1999 as several legal actions have been resolved or settled. As a result of staff reductions at the Company's headquarters, salaries and benefits have been reduced over this same period from $264,000 to $227,000. Accounting and auditing fees were also reduced in this time frame from $53,000 in 1998 to $36,000 in 1999. Similar reductions in legal fees, accounting fees and salaries account for the lower amounts in the third quarter of these respective periods.

  Interest expense incurred during the three and nine month periods ended September 30, 1999 was $88,000 and $252,000 compared to $144,000 and $440,000 for the same periods ended September 30, 1998. Interest accruals on all outstanding loans of Atlas and APMI have ceased as a result of filing for Chapter 11, resulting in the decrease.

  During the nine months ended September 30, 1999 and 1998, the Company incurred $494,000 and $379,000 in capital expenditures, respectively, substantially all of which related to the mining operation in Bolivia. These costs were primarily for mine development expenditures at the mine.

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

        None

Item 5. Other Information
        -----------------

        None


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        a.   Exhibits
             10.1 Revised second amended joint disclosure statement of Atlas Corporation, Atlas Gold Mining Inc. and Atlas Precious Metals Inc.
             10.2  Atlas Corporation's second amended plan of reorganization
             10.3 Atlas Precious Metals Inc.'s second amended plan of reorganization
             10.4 Atlas Gold Mining Inc.'s second amended plan of reorganization

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


                                    ATLAS CORPORATION
                                    -----------------
                                    (Registrant)


                                    By: /s/ James R. Jensen
                                       -----------------------------------
                                        James R. Jensen
                                        Chief Financial Officer


Date:    November 12, 1999              /s/ James R. Jensen
                                       -----------------------------------
                                        James R. Jensen
                                        Chief Financial Officer
                                        (Principal Financial Officer
                                        & Chief Accounting Officer)