Form 10KSB40
period 1999-12-31
ATLAS CORP
filed 2000-03-30
CIK 8302

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                  1934 for the fiscal Year Ended December 31, 1999

                           COMMISSION FILE NO. 1-2714

                              ATLAS MINERALS INC.
                              -------------------
                          (Formerly Atlas Corporation)
             (Exact name of Registrant as specified in its charter)

COLORADO                                                                                                                  84-1533604
---------------                                                                                                ---------------------
(State or other jurisdiction of incorporation or organization)                                  (I.R.S. Employer Identification No.)

370 Seventeenth Street, Suite 3010, Denver, CO  80202                                                                   303-629-2440
-----------------------------------------------------                                           ------------------------------------
(Address of principal executive offices) (Zip Code)                                                  (Registrant's telephone number)
                                                                                                               (including area code)


Securities registered pursuant to Section 12(b) of the Act:

--------------------------------------------------------------------------------

                                                           Name Of Each Exchange
          Title Of Each Class                              ---------------------
          -------------------                               On Which Registered
--------------------------------------------------------------------------------
Common Stock, par value $0.01 per                                 NONE
 share
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuers revenues for its most recent fiscal year were $3,485,000

Aggregate market value of 2,981,967 shares of Common Stock held by non-affiliates of the Registrant as of March 29, 2000 was $149,098.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.   Yes  [X]   No  [  ]

As of March 29, 2000 Registrant had outstanding 4,483,878 shares of Common Stock, $0.01 Par Value, its only class of voting stock.

Documents Incorporated by Reference - None

Transitional Small Business Disclosure Format    Yes  [    ]    No  [ X ]

                                     PART I

Item 1.   Description of Business
          -----------------------

Atlas Minerals Inc. (formerly Atlas Corporation) ("Atlas") filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code on September 22, 1998.
Atlas Precious Metals Inc. ("APMI") and Atlas Gold Mining Inc. ("AGMI"), two of the Company's subsidiaries, also filed petitions for relief under Chapter 11 on January 26, 1999. On December 11, 1999, the Bankruptcy Court approved the plans of reorganization of Atlas, APMI and AGMI (collectively the "Reorganization Plan"). Atlas, APMI and AGMI have consummated the Reorganization Plan and emerged from Chapter 11 on January 10, 2000. The case remains open, with the Bankruptcy Court retaining limited jurisdiction, pending the entry of a final decree closing the case.

Throughout this document, when we refer to the "Reorganized Company" or the "Company", we are referring to Atlas Minerals Inc. and its subsidiaries from and after December 11, 1999. When we refer to the "Predecessor Entity", we refer to Atlas Minerals Inc. and its subsidiaries prior to December 11, 1999. References to "Atlas", "Arisur", "APMI" and "AGMI" refer to each of the respective companies on a stand-alone basis.

All statements other than statements of historical fact made in this Form 10-KSB are forward looking. In particular, statements regarding industry prospects, future results of operations or financial position, and statements preceded by, followed by or that include the words "intends," "estimates," "believes," "expects," "anticipates," "should," "could," or similar expressions, are forward looking statements and reflect our current expectations and are inherently uncertain. Actual results may differ significantly from our expectations. Factors that could cause actual results to differ include, among others: general economic conditions, metal and mineral prices, political events in foreign countries, the risks associated with foreign operations generally, the timing of receipt of necessary governmental permits, climatic conditions, labor relations, availability and cost of material and equipment, the actual configuration of ore bodies, delays in anticipated start-up dates, environmental risks, the results of financing efforts and other risk factors detailed in this Form 10-KSB and Form 8-Ks filed with the Securities and Exchange Commission. Readers are cautioned not to place undo reliance on forward-looking statements.

GENERAL
-------

Atlas is principally engaged in the exploration, development and exploitation of mineral properties. The Reorganized Company was incorporated under the laws of the State of Colorado on February 3, 2000. The principal office of Atlas is located at Republic Plaza, 370 Seventeenth Street, Suite 3010, Denver, Colorado, 80202. The Company holds 100% ownership of two- subsidiaries: (i) Arisur Inc. ("Arisur"), a Grand Cayman corporation, which owns and operates mines in Bolivia, South America through a Bolivian Branch and; (ii) Suramco Metals, Inc. ("Suramco"). In addition, Atlas owns approximately 85% of APMI, incorporated under the laws of the State of Nevada, which holds the Grassy Mountain property. APMI also owns approximately 63% of AGMI, incorporated under the laws of the State of Nevada, which holds the mineral reserves and other assets and infrastructure at the Gold Bar mine. Each of the properties are described below.

Atlas employs 3 people at its headquarters in Denver, Colorado and 231 employees at its subsidiaries.

ARISUR INC.
-----------

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

Employees and Offices

Arisur's corporate office is located in La Paz, Bolivia and staffed by five persons. Operations are directed out of Arisur's office in Potosi, which is staffed by seven persons. Additionally, there are 218 miners, mill workers and maintenance persons directly involved in operations.

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

Operations

The Andacaba lead, zinc and silver mine has been in operation since the early 1900s. The mining operations take place year round with an average of 28 days per month for a total of 330 workdays per year. During 1999, the Andacaba mine produced approximately 7,600 tonnes per month with average head grades of 1.82% Pb, 5.91% Zn and 5.50 Troy ounces Ag per ton. The Andacaba Mill processes ore from all three of Arisur's mining properties and presently has excess capacity to perform custom milling. Lead and zinc concentrates are shipped by truck to Potosi, and then by rail to open-air storage at Portezuelo Station, near the Chilean seaport of Antofagasta, prior to shipment to smelters in various markets.

Mining Methods

The mining method is shrinkage stoping with the mined out area being filled with waste rock or left open. Due to the narrow width of the veins, stopes are worked in panels 40 meters high and 30 meters long. Lateral development follows the vein and box holes are driven up the vein. Access to a stope panel is by entrance at each end and no opening is made to the upper level. All breaking is by up-holes. Cut off grades at the Andacaba Mine are 1.60% Pb, 5.50% Zn and
5.14 ounces Ag per tonne at prices of $500 per tonne Pb, $1,000 per Tonne Zn and $5.00 per ounce Ag.

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

Reserves/Resources

Three reserve estimates have been performed since October 1996, Mineria Tecnica Consultores Asociados ("MINTEC") in October 1996, Arisur in February 1997 and Jose E. Del Solar ("Del Solar"), an independent consulting engineer, in August 1998. A summary of these estimates is as follows:

                                    Proven/Probable
Source              Date           (metric tonnes)         Lead (%)          Zinc (%)         Ag (oz/t)
-----------------------------------------------------------------------------------------------------------
Mintec          October 1996            547,000             2.68               8.26             9.13
Arisur          February 1997           561,000             2.68               7.19             6.01
Del Solar        August 1998            544,000             2.44               8.78             9.70
-----------------------------------------------------------------------------------------------------------

Arisur has historically been able to replace mined reserves through continued development of the ore body. Current reserves will provide production for approximately 5 years at current rates. The average grade of lead, zinc and silver reported in the mill head grades for 1999 of

1.82% Pb, 5.91% Zn and 5.50 Troy ounces per tonne are below reserve grades. The difference between reserve grades and those reported at the mill is caused by dilution from increased development and a reduced percentage of production from the larger, higher grade San Juan/San Jose veins.

During the fall of 1999, the Company began sinking two internal shafts at the Andacaba mine to access two lower levels of its San Juan/San Jose veins, the minus 190 and minus 220 levels. Preliminary assays of ore grades at the minus 190 level have yielded grades consistent with those seen at higher levels of these veins, which are significantly higher than other veins in the mine. With the access to these lower levels, the percentage of ore coming from the San Juan/San Jose veins is expected to increase to approximately 50% by the end of 2000. If the minus 190 and minus 220 levels continue to produce ore with grades consistent with the preliminary assays, then average ore grades would be expected to increase during 2000 back to reserve grade.

Don Francisco Project
---------------------

Location

The property is accessible by road 77 kilometers (48 miles) in a southerly direction from Potosi or 64 kilometers (40 miles) from the Andacaba mine. The Don Francisco project is at an elevation of 3,000 meters (9,800 feet).

Property

Arisur owns 100% of five concessions covering 227 hectares (approximately 560 acres).

Operations

The Don Francisco project produced approximately 3,900 tonnes during 1999. Head grades averaged 12.31% Zn and 2.25 Troy ounces Ag per tonne. Ore is trucked to Andacaba for processing. Limited exploration and development continues at Don Francisco to provide for approximately 7,500 tonnes to be milled during 2000, at similar grades, as a supplement to ore feed from Andacaba. There has been no recent audit of reserves or estimate of resources by an independent third party.

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

Koyamayu Project
----------------

In August 1997 the Predecessor Entity completed the acquisition of the Koyamayu lead, zinc and silver property, located in southern Bolivia, for $100,000. Approximately 1,500 tonnes were mined and processed during 1998 with average head grades of 3.01% Pb, 11.18% Zn, and 4.35 Troy ounces Ag per tonne. During 1999, 4,300 tonnes of ore were mined and processed with average head grades of 1.95% Pb, 13.35% Zn, and 3.28 Troy ounces Ag per tonne. During 2000, the Company expects to mine approximately 10,000 tonnes of ore from Koyamayu, at similar head grades as 1999, to be processed at the Andacaba Mill.

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

GRASSY MOUNTAIN PROPERTY
------------------------

Project Status

On February 14, 2000, Atlas signed a purchase option agreement for the Grassy Mountain property with Seabridge Resources Inc. ("Seabridge"). Under the terms of the agreement, Seabridge paid to Atlas $150,000 (non-refundable) for the exclusive option to acquire the Grassy Mountain property anytime on or before December 31, 2001. In order to maintain the option for the full term of the agreement, Seabridge must make additional option payments of $50,000 on or before July 31, 2000, $100,000 on or before December 31, 2000 and $50,000 on or before July 31, 2001. Seabridge may exercise its option at any time during the option period to acquire the Grassy Mountain property for $1.7 million. The purchase price will consist of a $250,000 cash payment, $750,000 of Seabridge common shares and a $700,000, 5% promissory note payable in three equal installments of $233,333 every six months from the date of the promissory note.

Under the terms of the Reorganization Plan, proceeds from the sale of Grassy Mountain will first be utilized to pay administrative expenses of Atlas (approximately $196,000 at December 31, 1999), then excess proceeds will be distributed amongst APMI creditors, Atlas creditors and Atlas such that Atlas will receive approximately 21% of the excess proceeds.

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

Property

The Grassy Mountain property encompasses approximately 6 square miles. Atlas owns 138 unpatented lode claims and an additional 46 unpatented lode and placer claims are controlled under two separate mineral lease or lease/option to purchase agreements. Approximately 1,000 acres of fee surface, 240 acres of fee surface and minerals, and 80 acres of fee minerals are held under two lease/option agreements.

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

History

There was no significant mining or major mineral occurrence known in the area prior to the Predecessor Entity's acquisition of the Grassy Mountain project in 1986.

Detailed mapping and sampling were completed in 1986 and several drill targets were defined. Hole 26-9 is considered the discovery hole with 145 feet of mineralization averaging 0.075 oz. Au/t. The claim block was expanded at this time and exploration work continued through 1991. The Predecessor Entity completed 388 drill holes for a total of approximately 221,500 feet on the property.

Newmont Grassy Mountain Corporation ("Newmont"), a wholly owned subsidiary of Newmont Exploration Company leased the property from the Predecessor Entity in September, 1992 and continued property evaluation through August, 1994 completing an additional 13 core and reverse circulation holes.

In September 1996 the Predecessor Entity executed an agreement with Newmont, (the "Agreement"), which provided for the reconveyance of the Grassy Mountain property to the Predecessor Entity. Pursuant to the Agreement, Atlas paid an amount of $206,000 to

Newmont, issued a $500,000 unsecured, non-interest-bearing promissory note (originally due September 18, 1997, but subsequently extended, then defaulted) and assumed bonding requirements for exploration reclamation of approximately $146,000.

On January 9, 1998 the Predecessor Entity signed an option agreement with Tombstone Explorations Company Ltd. ("Tombstone"), granting to Tombstone an exclusive option to purchase 100% of the Grassy Mountain property for $4 million. The payments were to be made over four years approximating $1 million each year. On July 15, 1998, Tombstone terminated its option and returned 100% of the property to Atlas.

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

GOLD BAR MINE
-------------

Project Status

In August 1999, the Predecessor Entity reached an agreement with Vengold, Inc. ("Vengold") giving Vengold the option to acquire 100% of 603 unpatented lode claims and 6 patented lode claims at the Gold Bar property. Vengold is obligated under the agreement to incur $200,000 in exploration costs on the property by December 31, 2001. The Company will retain a 2% net smelter royalty interest in the property if the option is exercised. Of the remaining mining claims at Gold Bar, the Company has retained 53 unpatented claims as well as the remaining patented land at the Gold Bar site for its own use. The remaining claims on the Gold Bar property, comprising approximately 80% of the entire claim block, were dropped on August 31, 1999 in order to avoid paying the annual holding fees on the claims of approximately $260,000.

On January 11, 2000, Atlas entered into an exclusive agreement with Machinery and Equipment Company, Inc. ("M&E") to dismantle, salvage and sell the mill and related equipment at the Gold Bar property. M&E will receive a 25% commission on all proceeds received under the agreement.

Under the terms of the Reorganization Plan, proceeds from the sale of Gold Bar will first be utilized to pay certain priority claims, including administrative expenses of Atlas (approximately $220,000 at December 31, 2000) and approximately $92,000 to other creditors. Proceeds in excess of these amounts will be distributed amongst AGMI creditors, APMI creditors, Atlas creditors and Atlas such that Atlas will receive approximately 15% of any excess proceeds.

Location

The Gold Bar property is located in and adjacent to the Roberts Mountains in Eureka County, Nevada, at elevations ranging from 6,400 to 8,800 feet above sea level. The area is reached by traveling 22 miles west of Eureka, Nevada, on U.S. Highway No. 50 and 17 miles northeast along the Three Bars Road.

Property

The Gold Bar property area encompasses approximately 20 square miles. There are 655 unpatented lode-mining claims 100% owned by Atlas. Atlas also owns 6 patented lode claims and 8 patented millsite claims.

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

History

Regional reconnaissance exploration led the Predecessor Entity to the Battle Mountain Trend area in the summer of 1983. Focused reconnaissance along the southern Roberts Mountains identified widespread hydrothermal alteration with anomalous gold geochemistry along the western range front. Detailed exploration in the area subsequently led to acquisition of land, target development, and drilling. Since then, the Predecessor Entity has discovered five gold deposits:
Gold Bar, Goldstone, Gold Ridge, Gold Pick, and Gold Canyon. From inception through cessation of operations in 1994, 485,200 ounces of gold were recovered from 7,514,600 tons of ore grading .074 ounces of gold per ton milled.

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

In late 1994 the Predecessor Entity decided to accelerate the exploration of the claim block by entering into joint venture agreements with Rayrock Yellowknife Resources Inc. and Homestake Mining Company. Rayrock's work consisted of geological mapping and sampling, geophysical CSAMT lines and 65 reverse circulation drill holes. Homestake completed additional geophysical CSAMT and gravity lines as well as 26 reverse circulation drill holes.

In the summer of 1995, exploration by the Predecessor Entity produced encouraging drill results near the Gold Bar Mill. To accelerate the delineation of the newly discovered Millsite deposit the Predecessor Entity entered into an exploration and development agreement with Vista Gold Corp. whose work included 33 reverse circulation drill holes.

All of these exploration joint venture agreements were terminated in 1995 and 1996 at which time the Predecessor Entity began a search for a partner for the entire property. On June 6, 1997 Barrick Gold Exploration Inc. ("Barrick") completed the purchase from the Predecessor Entity of more than 90% of the Gold Bar property, with an option to acquire the balance within two years. The Predecessor Entity received $1,000,000 in cash from Barrick, and Barrick purchased one million Atlas Common Shares at $1 per share. Under the terms of the purchase, Barrick was required to spend $3,000,000 on the property prior to June of 1999.

In December 1998, the Predecessor Entity negotiated a Mutual Termination Agreement with Barrick, which returned the property to Atlas. Barrick also paid the Predecessor Entity $150,000 in satisfaction of its remaining obligation. Barrick had spent $2.7 million of the required $3.0 million obligation on geologic mapping, geophysics and exploratory drilling, and the results of the work suggested they would not continue to perform under the agreement. The bankruptcy court approved this Mutual Termination Agreement in January 1999.

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

                          Proven and Probable Reserves
                                 December 1996


                                                                                    Contained
                                         Ore tons          Grade (oz Au/t)         Ounces/(1)/
                                  -------------------------------------------------------------
Gold Pick East                         1,278,000                 0.073               93,939
Gold Pick West                         1,009,000                 0.069               69,909
Gold Ridge                               391,000                 0.059               23,077
                                  -------------------------------------------------------------
Total                                  2,678,000                 0.070              186,925
                                  =============================================================

/(1)/ Estimated recoverable ounces of 157,000 based upon an overall 84% recovery rate.

                             Measured & Indicated
                            Mineralized Material *

                                           Tons                                       Contained
                                           (000)           Grade (oz Au/t)              Ounces
----------------------------------------------------------------------------------------------------
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

**   Advanced prospects include Cabin Creek, Hunter, Gold Canyon and Pot Canyon.


At December 31, 1999 the market price of gold was $288 per ounce. The foregoing reserves and mineralized material are not economic at this price.

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

Liquidity
---------

The Company expects that it will continue to incur losses in the near future, and that its return to profitability will depend on, among other things, its ability to refinance its debt with Corporacion Andina de Fomento (CAF) (see "Item 6. Management's Discussion and Analysis or Plan of Operation") and to find additional financing to fund its near term operations. While the Company continues to generate limited cash flow at its Bolivian mines, the amount of cash flow available for acquisitions, investments, exploration and development is very limited. The Company's loan agreement with CAF also limits the use of any excess cash to the Arisur operation. As a result, the Company is carefully monitoring its discretionary spending while it seeks financing alternatives. There is no guarantee that the Company will be able to obtain the necessary financing to enable it to return to profitability. These concerns raise substantial doubt about the Company's ability to continue as a going concern. As a result of these concerns, the independent auditors' report, which accompanies the financial statements included in this report, contains a going concern explanatory paragraph.

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

Impact of Year 2000
-------------------

During 1999, the Company completed a review of the potential impact of the year 2000 on the ability of the Company's and its third party supplier's computer systems to accurately process information that may be date sensitive. Programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. Through March 2000, the Company has not experienced any year 2000 problems. The Company has no information that indicates key vendors, service providers, or any other third parties, may be unable to sell or purchase from the Company because of any Year 2000 compliance problems they may have.

Item 2.   Description of Property
          -----------------------

The Company's materially important properties consist of the Andacaba Mine and Mill which produce lead, zinc and silver in Bolivia, and the Gold Bar and Grassy Mountain gold properties which contain gold resources, described under "Item 1. Business".
--------

Item 3.   Legal Proceedings
          -----------------

See discussion of the Chapter 11 reorganization in item 1 - "business" and item 6 - "management's discussion and analysis or plan of operation."

Atlas is in an adversary proceeding TRW, Inc. ("TRW") and the United States Environmental Protection Agency (the "EPA") pending before the Bankruptcy
Court. This action was brought by Atlas seeking a declaratory judgment that Atlas' obligations under a Consent Decree between Atlas, TRW and the EPA (the "Decree") have been discharged under its confirmed Reorganization Plan. TRW and the EPA have asserted that obligations under the Decree are not dischargeable under Federal bankruptcy laws. Management believes that it has arguments that the obligations under the Decree are subject to discharge under Federal bankruptcy laws. However, because this matter is in its very preliminary stages, management is unable to predict the ultimate outcome or any potential damages to the Company.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

No matters were submitted to a vote of the security holders during the quarter ended December 31, 1999.

                                    PART II
                                    -------


Item 5. Market for Common Equity and Related Stockholder Matters
        --------------------------------------------------------

Atlas' common stock is traded on the OTC under the symbol ATMR.  The high
--------------------------------------------------------------
and low sales prices for the common stock for each quarterly period are as follows:

                              Year Ended                  Year Ended
                              December 31,                December 31,
                                  1999                        1998
                        -----------------------------------------------------
Quarter Ended              High          Low           High          Low
-----------------------------------------------------------------------------
March 31                   0.090        $0.040        $0.420        $0.150
June 30                    0.059         0.025         0.410         0.170
September 30               0.080         0.025         0.350         0.040
December 31                0.095         0.025         0.090         0.030
-----------------------------------------------------------------------------

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Since the change of the Company's trading symbol to ATMR, a result of the reorganization, there has been no discernable market for the Company's stock.

No dividends were declared in the year ended December 31, 1999. At March 27, 2000, there were approximately 420 holders of record of the Company's common stock.

Item 6.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and accompanying notes.

GENERAL OVERVIEW
----------------

As previously noted, on September 22, 1998, Atlas filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Colorado. On January 26, 1999, APMI and AGMI also filed petitions for relief under Chapter 11. The Company has not, and does not intend to seek protection under any applicable bankruptcy laws for Arisur. On December 11, 1999, the Bankruptcy Court approved the Reorganization Plan of Atlas, APMI and AGMI. Atlas, APMI and AGMI have consummated the Reorganization Plan and emerged from Chapter 11 on January 10, 2000. The case remains open, with the Bankruptcy Court retaining limited jurisdiction, pending the entry of a final decree closing the case.

The Predecessor Entity's largest pre-petition liability was its approximately $21 million obligation to decommission and reclaim its uranium millsite (the "Millsite") located near Moab, Utah. On April 28, 1999, the Company, along with the U.S. Nuclear Regulatory Commission ("NRC"), the State of Utah, ACSTAR (surety provider for Atlas) and others, executed the Moab Utah Millsite Transfer Agreement ("MUMTA"), which absolved the Company from all future liability with respect to the Millsite. The agreement, approved by the Bankruptcy Court on June 22, 1999, was reached to avoid lengthy and expensive litigation over the future of the Millsite. As consideration for this release, Atlas contributed certain Millsite related assets to a Reclamation Trust to be controlled by the government. The assets include all current and future Title X receivables (Federal cost reimbursement program for uranium reclamation costs incurred), Atlas' water rights and land at the Millsite and $5,250,000 of restricted cash. Additionally, ACSTAR and the Reclamation Trust each will receive 2.5% of the stock in the Reorganized Company. The Company recognized a gain of $756,000 on the transaction which is included in "Extraordinary item: net gain from extinguishment of debt" in the consolidated statement of operations for the period ended December 11, 1999.

The majority of the remaining claims against the Predecessor Entity were treated as unsecured claims (the "Creditors") in the Bankruptcy proceeding. Under the Reorganization Plan, these claims are entitled to receive stock representing 67.5% of the Reorganized Company. In addition, the creditors will receive a percentage distribution upon the sale/realization of certain assets of the Reorganized Company. Those assets include; 1) proceeds from the salvaging of the Company's Gold Bar mill facility and related equipment located near Eureka, Nevada (reorganization value of $940,000, 75% to Creditors); 2) proceeds from the sale of the Company's Grassy Mountain property located in eastern Oregon (reorganization value of $925,000, 75% to Creditors) and 3) proceeds from commercial general liability claims ("CGL Claims") against various insurance carriers for reimbursement of costs incurred at the Millsite (reorganization value of $1.5 million, Creditors receive 10% of the first $1.5 million of proceeds, 50% thereafter).

The Reorganization Plan also provided for the distribution of stock representing 12.5% of the Reorganized Company to Management and employees of the Company as recognition for their efforts in the reorganization process. The remaining 15% of the Reorganized Company will remain with the equity holders of the Predecessor Entity.

Although the Company has emerged from Chapter 11, recurring operating losses of the Company and the Predecessor Entity, a negative working capital position at December 31, 1999, and difficulty/restrictions on the Company's ability to raise additional debt or equity financing raise substantial doubt about the Company's ability to continue as a going concern. The Company's business plan is to continue to expand/improve operations at its Andacaba mine while at the same time searching for merger partners or an equity infusion into the Company.

As a result of the Reorganization Plan, the Predecessor Entity ceased to exist on December 11, 1999 and the Reorganized Company came into existence on the same date. For reporting purposes, the periods from January 1, 1999 to December 11, 1999 and from December 12, 1999 to December 31, 1999 have been shown separately in this Form 10-KSB and the financial statements contained herein (Item 7). However, for purposes of the following discussion, these periods have been combined in order to present a more informative and comparable analysis of the Company's financial condition and results of operations. Accordingly, references to the "Company" in the discussion that follows will refer both to the Predecessor Entity and the Reorganized Company. The Company's results of operations for the period subsequent to December 11, 1999 have not been prepared on a basis of accounting consistent with its results of operations for periods prior to December 11, 1999 due to the implementation of fresh-start reporting upon Atlas' emergence from bankruptcy. The reorganization adjustments primarily affect depreciation and amortization.

During the period from December 12, 1999 to December 31, 1999, there were no significant events or operational changes that warrant separate disclosure. Arisur generally sells one lot of each the zinc concentrate and the lead concentrate each month. During December 1999, these sales fell in the second half of the month and accordingly have been recorded in the period from December 12, 1999 to December 31, 1999. Production costs for this period include the usual and customary costs allocated to cost of sales including mine management for the full month of December. All other costs recorded during the period from December 12, 1999 to December 31, 1999 were recorded either on a pro-rata basis for the month of December or on a specific charge basis as appropriate in the circumstances.

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES
------------------------------------------------

During 1999 working capital decreased by $2.4 million from $.1 million to a deficit of $2.3 million at December 31, 1999. This is largely a result of cash used in operations of $1.7 million during the year and capital expenditures of $718,000. The primary components of the $1.7 million were shutdown, general and administrative payments of $900,000, interest paid of $443,000 and reorganization costs of approximately $400,000. Also attributing to the decrease was the reclassification of debt of $1.2 million to Corporacion Andina de Fomento ("CAF") (see below) from long-term debt at December 31, 1998 to short-term debt at December 31, 1999. These amounts were offset by fresh-start and early extinguishment of debt adjustments recorded to revalue the Reorganized Company, which increased working capital by $1,046,000. (see "Item 8. Financial Statements and Supplementary Data, Note 2").

During the year ended December 31, 1999, the Company had capital expenditures of $718,000 consisting primarily of development expenditures at its Andacaba mine in Bolivia. This amount includes capital expenditures for the sinking of the mine shaft described below. In 1998, capital expenditures were $479,000 substantially all of which related to mine development at Andacaba.

On May 9, 1999, Arisur defaulted on a payment of $478,000 due under the loan agreement with CAF. Subsequently, by letter dated July 28, 1999 and revised on October 26, 1999, CAF agreed to restructure the remaining balance of the debt under the condition that the Company, by June 30, 2000, demonstrate that it has a minimum of four years of proven reserves at a production rate of 400 tonnes per day at the Andacaba mine. In the event that the above condition is met, CAF has stated it is willing to restructure the existing debt, the terms of which are subject to negotiation. Also, Atlas has agreed to subordinate its interest in Arisur to CAF such that no funds may be repatriated from Arisur to Atlas during the term of the loan agreement with CAF.

Also during 1999, Arisur increased its outstanding advances from Glencore International AG ("Glencore") from $1,089,000 at December 31, 1998 to $1,778,000 at December 31, 1999. Glencore has expressed its concern with the large increase during the year and has requested that Arisur take actions to reduce this amount in 2000. The Company intends to use all excess cash flow from operations to reduce the Glencore debt and is also in discussions with CAF for CAF to finance the Glencore debt. In the event that Glencore were to discontinue future advances under the agreement, Arisur would not have sufficient funding to continue the operation.

During the fall of 1999, the Company began sinking two internal shafts at the Andacaba mine to access two lower levels of its San Juan/San Jose veins, the minus 190 and minus 220 levels. The purpose of the program was to add additional, higher-grade reserves to the mine in order to refinance Arisur's debt with CAF as described above and to increase the amount of ore coming from the higher grade San Juan/San Jose veins. Preliminary assays of ore grades at the minus 190 level have yielded grades consistent with those seen at higher levels of these veins, which are significantly higher than from other veins in the mine. With the access to these lower levels, the percentage of ore coming from the San Juan/San Jose veins is expected to increase to approximately 50% by the end of 2000. If the minus 190 and minus 220 levels continue to produce ores consistent with the preliminary assays, then average ore grades would be expected to increase during 2000 back to reserve grade.

The mining operations in Bolivia have consistently generated positive cash flow before debt and capital expenditures. With the expected increase in ore grades discussed above, operating cash flow is expected to improve in 2000 with greater increases expected in 2001. However, as all excess cash flow from operations will be utilized to service the Company's debt to Glencore and CAF, there will be no excess funds available to satisfy corporate overhead expenses of Atlas.

The Company expects to generate cash to cover general and administrative expenses through the sale/realization of its North American assets. These assets include the salvaging of the Gold Bar mill (see "Item 1. Business, Gold Bar Mine"), sale of the Grassy Mountain property (see "Item 1. Business, Grassy Mountain Property") and the pursuit of insurance claims against various insurance carriers for costs incurred to reclaim the Moab uranium tailings pile. While the Company is confident in the ultimate realization of these assets, it cannot be certain as to the timing or the exact amount of proceeds that will be received. Accordingly, the Company will need to seek other means of financing until cash flow from operations is sufficient to cover operating expenses. The Company is actively pursuing alternative sources of financing to satisfy its working capital requirements including loans against the assets noted above, equity financing as well as pursuing acceptable merger opportunities.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities; therefore, management believes that SFAS No. 133 will not impact the Company's financial statements.

As discussed above, recurring operating losses of the Company and the Predecessor Entity, a negative working capital position at December 31, 1999, and difficulty/restrictions on the Company's ability to raise additional debt or equity financing raise substantial doubt about the Company's ability to continue as a going concern. As a result, the independent auditors' report, which accompanies the financial statements included in this report, contains a going concern explanatory paragraph. Management's plan to resolve the Company's immediate financial difficulties and improve its financial position is described above.

RESULTS OF OPERATIONS
---------------------

The following table summarizes production statistics at the Andacaba Mill, which includes feed from Andacaba, Don Francisco, Koyamayu and mill tailings, for the 1999 and 1998 years:

                                         Period from        Period from
                                          January 1,        December 12,      Year ended        Year ended
                                           1999 to            1999 to           December         December
                                         December 11,       December 31,           31,              31,
                                             1999               1999              1999             1998
                                         ------------       ------------      ------------      ----------
Tonnes milled                               117,290              6,772           124,062          119,535

Tonnes of lead concentrate produced           1,775                112             1,887            2,258
Tonnes of lead concentrate sold               1,810                144             1,955            2,256
Grade of lead concentrate produced:
      Lead                                    63.64%             63.06%            63.61%           64.57%
      Silver (ounces per ton)                 118.4              109.2            117.81            135.0

Tonnes of zinc concentrate produced          11,797                681            12,478           12,346
Tonnes of zinc concentrate sold              11,090              1,056            12,146           13,219
Grade of zinc concentrate produced:
      Zinc                                    45.75%             46.00%            45.76%           46.32%
      Silver (ounces per ton)                 21.87              20.77             21.81            23.64

Average price received:
      Lead (per tonne)                     $    506           $    500          $    505         $    555
      Zinc (per tonne)                     $    994           $  1,090          $  1,002         $  1,053
      Silver (per ounce)                   $   5.16           $   5.13          $   5.15         $   5.69

The increased mill production in 1999 was a result of increased ore feed from lower grade veins at the Andacaba mine and the processing of tailings located at the mill site to produce a zinc concentrate. This is also the reason for the overall decline in the grade of lead and zinc concentrates as shown above. With the increased access to the San Juan/San Jose veins described above, the Company anticipates that ore grades, and the resulting concentrate grades should improve during 2000.

Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998
-------------------------------------------------------------------------

Revenues

During the year ended December 31, 1999, the Company had mining revenue of $3,485,000 compared to $5,109,000 in the year ended December 31, 1998. Average prices received were significantly lower in 1999 than 1998 (see above). This fact, combined with the lower tonnes of zinc and lead concentrate sold as well as the lower grade of concentrate in 1999 resulted in the lower revenue for the year.

Production Costs and Depreciation, Depletion and Amortization

Cash production costs during the year ended December 31, 1999 were $3,657,000, or $259 per tonne of concentrate sold. This compares to $4,267,000, or $276 per tonne of concentrate sold for the same period in 1998. The lower per tonne costs are a result of operating cost reductions and efficiencies implemented at the end of 1998 and early 1999.

Depreciation, depletion and amortization increased to $1,009,000 in the year ended December 31, 1999, from $999,000 in 1998 as a result of the increase in tonnes milled during the year.

Shutdown and standby costs

Shutdown and standby costs at Gold Bar were $346,000 in 1999 compared to $355,000 in 1998. Cost cutting measures during 1999 were offset by costs incurred for the marketing of the Gold Bar property during the year of $36,000.

Geological costs

Geological costs for the year ended December 31, 1999 were $106,000 compared to $78,000 in the year ended December 31, 1998. In 1998, certain costs were charged to Barrick including land holding costs of $8,000, labor costs of approximately $14,000 and other miscellaneous costs of approximately $5,000, resulting in a lower overall cost in that year.

General and administrative expenses

General and administrative expenses for the year ended December 31, 1999 were $720,000, which compares to $1,230,000 for the year ended December 31, 1998.
The Company has successfully continued its efforts to reduce such expenses. Legal fees were reduced from $234,000 in 1998 to $38,000 in 1999 as several legal actions have been resolved or settled. As a result of staff reductions at the Company's headquarters, salaries and benefits have been reduced over this same period from $345,000 to $254,000. Shareholder services and public relations were reduced from $127,000 in 1998 to $48,000 in 1999. Other areas of reduction included taxes and licenses, insurance, accounting and auditing fees and directors fees.

Other

Interest expense incurred during the year ended December 31, 1999 was $352,000 compared to $593,000 for the same period in 1998. Interest accruals on all outstanding loans of Atlas and APMI ceased as a result of filing for Chapter 11, resulting in a decrease of $154,000 during the year. The remainder of the difference is due to a lower loan balance on the CAF debt during 1999 and lower average interest rates during 1999 than in 1998.

Other income/expense in 1998 of $491,000 included a charge of $639,000 relating to the settlement of a lawsuit with the former owners of Arisur. Other amounts in both years were primarily from asset sales.

Reorganization costs during 1999 were $834,000 compared to $148,000 for the year ended December 31, 1998. The 1999 amount includes a charge of $383,000 for stock issued to management and employees of the Company as compensation for their efforts during the reorganization. Additionally, 1999 includes a full year of reorganization expenses whereas 1998 includes expenses incurred from September 22, 1998 to December 31, 1998 only.

During the period ended December 11, 1999, the Predecessor Entity recorded a charge for "fresh-start revaluation" of $3,349,000, determined as a result of a revaluation of the Reorganized Company's assets/liabilities which is required under generally accepted accounting principals. This amount consists of $4.1 million write down in the carrying value of Arisur, a $1.3 million write down of the Gold Bar assets, a gain recorded on the adjustment to fair value of

Grassy Mountain of $255,000, a gain from the recording of the CGL claim of $1.5 million and other miscellaneous gains totaling $259,000 (see "Item 7. Financial Statements, Note 2").

The $4.1 million write down in the carrying value of Arisur and $1.3 million write down of the Gold Bar assets relates primarily to decisions made in connection with the Reorganization Plan. With regard to Gold Bar, The Company did not have sufficient funding in 1999 to renew approximately 80% of the claim block. Under the Reorganization Plan, the Reorganized Company will salvage the mill and related infrastructure rather than attempt to sell or develop the property as a continuing mining operation. Therefore, the reorganization value of Gold Bar was less than the Company anticipated earlier in 1999. With regard to Arisur, with the combination of lower than expected metal prices, lower than expected ore grades, and a deteriorating working capital position in 1999, management reassessed the recoverability of the carrying value of the Arisur assets at the end of 1999 and concluded that a write down was appropriate.

The Predecessor Entity also recorded an extraordinary gain from extinguishment of debt of $9,199,000 for the period ended December 11, 1999 as a result of the discharge of debt resulting from the Reorganization Plan (see "Item 7. Financial Statements, Note 2")

ENVIRONMENTAL MATTERS
---------------------

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

Item 7.  Financial Statements
         --------------------

Index to Financial Statements                                                               Page
     Consolidated Statements of Operations for the Period from December 12, 1999 to December 31, 1999, the Period from January 1, 1999 to December 11, 1999
     and the Year Ended December 31, 1998                                                    22

     Consolidated Balance Sheets as of December 31, 1999 and December 11, 1999               23

     Consolidated Statements of Stockholders' Equity (Deficit) for the Period from
     December 12, 1999 to December 31, 1999, the Period from January 1, 1999 to
     December 11, 1999 and the Year Ended December 31, 1998                                  24

     Consolidated Statements of Cash Flows for the Period from December 12, 1999 to
     December 31, 1999, the Period from January 1, 1999 to December 11, 1999 and the
     Year Ended December 31, 1998                                                            25

     Notes to Consolidated Financial Statements                                            26 - 41

     Report of Independent Auditors                                                          42

                              Atlas Minerals Inc.

                         (Formerly Atlas Corporation)

                     Consolidated Statements of Operations

                  (in thousands, except earnings per share)

                                                                       Reorganized            Predecessor Entity
                                                                         Company              -----------------
                                                                       Period from       Period from
                                                                       December 12,       January 1,
                                                                         1999 to            1999          Year ended
                                                                       December 31,    to December 11,   December 31,
                                                                           1999             1999             1998
=====================================================================================================================
Mining revenue                                                            $    338           $ 3,147        $ 5,109
-------------------------------------------------------------------------------------------------------------------
Costs and expenses:
  Production costs                                                             321             3,336          4,267
  Depreciation, depletion and amortization                                      54               955            999
  Impairment of mineral property                                                 -                 -             34
  Shutdown and standby costs                                                     9               337            355
  General and administrative expenses                                           21               699          1,230
  Geological and land holding costs                                              4               102             78
-------------------------------------------------------------------------------------------------------------------
       Gross operating loss                                                    (71)           (2,282)        (1,854)
-------------------------------------------------------------------------------------------------------------------
Other (income) and expense:
 Loss on asset held for sale (Note 8)                                            -                 -          1,165
 Income from joint venture agreement (Note 5)                                    -                 -         (1,213)
 Interest expense                                                               22               330            593
 Interest income                                                                (1)             (126)          (308)
 Other (income) expense, net                                                     -               (58)           491
-------------------------------------------------------------------------------------------------------------------
       Loss before reorganization items, fresh-start revaluation,
        income taxes and extraordinary item                                    (92)           (2,428)        (2,582)
Reorganization items:
  Professional fees                                                              -              (377)          (141)
  Other (Note 2)                                                                 -              (457)            (7)
Fresh-start revaluation (Note 2)                                                 -            (3,349)             -
-------------------------------------------------------------------------------------------------------------------
       Loss before income taxes and extraordinary item                         (92)           (6,611)        (2,730)
Provision for income taxes (Note 14)                                             -                 -              -
-------------------------------------------------------------------------------------------------------------------
       Loss before extraordinary item                                          (92)           (6,611)        (2,730)
Extraordinary item: net gain from extinguishment of debt (Note 2)                -             9,199              -
-------------------------------------------------------------------------------------------------------------------
       Net income (loss)                                                  $    (92)          $ 2,588        $(2,730)
===================================================================================================================
Basic and diluted earnings per share of common stock (Note 13)
  Loss before extraordinary item                                          $  (0.02)          $ (7.16)       $ (2.99)
  Extraordinary item                                                             -              9.96              -
-------------------------------------------------------------------------------------------------------------------
       Net income (loss)                                                  $  (0.02)          $  2.80        $ (2.99)
===================================================================================================================
Weighted average common shares outstanding                                   6,064               924            914
===================================================================================================================

  See accompanying notes

                              Atlas Minerals Inc.

                          Consolidated Balance Sheets

                         (Formerly Atlas Corporation)

                                (In thousands)

                                                                               Reorganized        Predecessor
                                                                                 Company            Entity
                                                                               December 31,       December 11,
                                                                                  1999               1999
=================================================================================================================
Assets
   Current assets:
       Cash and cash equivalents                                                $     202         $      205
       Accounts receivable - trade                                                    583                512
       Accounts receivable - other                                                    183                166
       Assets held for sale (Notes 2 and 10)                                          735                735
       Inventories (Note 3)                                                         1,036              1,037
       Prepaid expenses and other current assets (Notes 2 and 10)                     425                428
-----------------------------------------------------------------------------------------------------------------
          Total current assets                                                      3,164              3,083
-----------------------------------------------------------------------------------------------------------------
   Property, plant and equipment (Note 5)                                           4,732              4,702
   Less: Accumulated depreciation, depletion and amortization                         (54)                 -
-----------------------------------------------------------------------------------------------------------------
                                                                                    4,678              4,702
   Assets held for sale  (Notes 2 and 10)                                           1,130              1,130
   Other assets (Notes 2 and 10)                                                    1,122              1,122
-----------------------------------------------------------------------------------------------------------------
                                                                                $  10,094         $   10,037
=================================================================================================================
liabilities
   Current liabilities:
       Trade accounts payable                                                   $     549         $      510
       Accrued liabilities                                                            767                851
       Short-term debt (Note 9)                                                     3,849              3,655
       Estimated reorganization liabilities (Note 2)                                  304                304
-----------------------------------------------------------------------------------------------------------------
          Total current liabilities                                                 5,469              5,320
-----------------------------------------------------------------------------------------------------------------
   Estimated reorganization liabilities (Note 2)                                    1,029              1,029
   Other liabilities, long-term                                                       627                628
-----------------------------------------------------------------------------------------------------------------
          Total long-term liabilities                                               1,656              1,657
-----------------------------------------------------------------------------------------------------------------
          Total liabilities                                                         7,125              6,977
-----------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Note 12)

Stockholders' equity (Notes 2, 5, 6, and 7)
   Preferred stock, par value $1 per share; authorized 1,000,000;
    issued    and outstanding, 0 at December 31,
    1999 and December 11, 1999
   Common stock to be issued (5,154,000 shares)                                     2,601              2,601
   Common stock, par value $0.01 per share; authorized
       100,000,000; issued and outstanding, 909,548 at December 31,
       1999 and December 11, 1999                                                       9                  9
   Capital in excess of par value                                                     450                450
   Deficit                                                                            (92)                 -
-----------------------------------------------------------------------------------------------------------------
          Total stockholders' equity                                                2,968              3,060
-----------------------------------------------------------------------------------------------------------------
                                                                                $  10,094         $   10,037
=================================================================================================================

See accompanying notes

                              Atlas Minerals Inc.

                         (Formerly Atlas Corporation)

           Consolidated Statements of Stockholders' Equity (Deficit)

                                (In thousands)

                                                     Common                    Capital in
                                      Common        stock to       Common       Excess of
                                      shares       be issued        stock       par value       Deficit        Total
---------------------------------------------------------------------------------------------------------------------
Predecessor Entity:
Balance at December 31, 1997            909         $    -         $ 909       $ 93,108       $(93,486)       $   531
Shares issued to 401(k) plan              4              -             4             19              -             23
Interest on debenture                     4              -             4             19              -             23
Transfer of capital                       -              -          (908)           908              -              -
Current year loss                         -              -             -              -         (2,730)        (2,730)
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998            917              -             9         94,054        (96,216)        (2,153)
Shares issued to 401(k) plan             22              -             -             24              -             24
Shares voided in reorganization         (29)             -             -              -              -              -
Common shares to be issued in
     Reorganization (Note 2)              -          2,601             -              -              -          2,601
Restatement of accumulated
     deficit (Note 2)                     -              -             -        (93,628)        93,628              -
Current period income                     -              -             -              -          2,588          2,588
---------------------------------------------------------------------------------------------------------------------
Balance at December 11, 1999            910          2,601             9            450              -          3,060
Reorganized Company:
Current period loss                       -              -             -              -            (92)           (92)
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999            910         $2,601         $   9       $    450       $    (92)       $ 2,968
=====================================================================================================================

See accompanying notes

                              Atlas Minerals Inc.

                         (Formerly Atlas Corporation)

                     Consolidated Statements of Cash Flows

                                (In thousands)

                                                                   Reorganized
                                                                     Company
                                                                   Period from               Predecessor Entity
                                                                                    ---------------------------------
                                                                   December 12,      Period from
                                                                     1999 to          January 1,         Year ended
                                                                   December 31,        1999  to          December 31,
                                                                      1999            December 11,           1998
                                                                                         1999
=====================================================================================================================
Operating activities:
  Net income (loss)                                                    $    (92)        $    2,588       $     (2,730)
       Adjustments to reconcile net income (loss) to net cash used
           in operations (Note 11)                                           54             (4,514)             1,002
       Changes in operating assets and liabilities (Note 11)               (129)               871                502
---------------------------------------------------------------------------------------------------------------------
                                                                           (167)            (1,055)            (1,226)

Discontinued operations:
       Net increase (decrease) in estimated reclamation costs                 -               (478)               256
---------------------------------------------------------------------------------------------------------------------
  Net cash used in Operations                                              (167)            (1,533)              (970)
---------------------------------------------------------------------------------------------------------------------

Investing activities:
  Additions to property, plant and equipment                                (30)              (688)              (479)
  Investment in asset held for sale                                           -                  -               (808)
  Sale proceeds from asset held for sale                                      -              2,643                  -
  Proceeds from sale of equipment and reduction in other assets               -                 71              1,663
---------------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) investing activities                  (30)             2,026                376
---------------------------------------------------------------------------------------------------------------------

Financing activities:
  Proceeds from borrowings on short-term debt                               194                712                871
  Repayment of short-term debt                                                -             (1,006)              (856)
---------------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) financing activities                  194               (294)                15
---------------------------------------------------------------------------------------------------------------------
       Increase (decrease) in cash and cash equivalents                      (3)               201               (579)

Cash and cash equivalents at beginning of period                            205                  4                583
---------------------------------------------------------------------------------------------------------------------
       Cash and cash equivalents at end of period                      $    202         $      205       $          4
=====================================================================================================================

See accompanying notes

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

1. ACCOUNTING POLICIES

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Atlas Minerals Inc. ("Atlas") (formerly Atlas Corporation) and its wholly-owned subsidiary, Arisur Inc. ("Arisur") and its approximately 85% ownership of Atlas Precious Metals Inc. ("APMI"), which in turn owns approximately 63% of Atlas Gold Mining Inc. ("AGMI") (collectively the "Company" or "Reorganized Company"). Prior to December 11, 1999, the date of confirmation of its plan of reorganization under the U.S. Bankruptcy Code (Note
2), APMI was wholly-owned by Atlas which in turn owned 100% of AGMI (the "Predecessor Entity"). References to the Predecessor Entity throughout the financial statements refer to Atlas and its subsidiaries to December 11, 1999 and references to the Reorganized Company refer to Atlas and its subsidiaries from and after December 12, 1999. A vertical black line is shown in the consolidated financial statements to separate the Reorganized Company and the Predecessor Entity since they have not been prepared on a consistent basis of accounting. In connection with the reorganization, the Company completed a 1 for 30 reverse stock split. All share and per share amounts in the accompanying financial statements have been restated to reflect the reverse split.

Fresh-Start Reporting - Financial accounting during a Chapter 11 proceeding is prescribed in the American Institute of Certified Public Accountants' Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." The emergence from the Chapter 11 proceeding resulted in the creation of a new reporting entity without any accumulated deficit and with the Company's assets restated to their estimated values (Note
2). Due to the application of fresh-start reporting, the financial statements for periods after the reorganization are not comparable in all respects to the financial statements for periods prior to the reorganization, primarily with respect to depreciation, depletion and amortization.

Basis of Presentation - The Company is principally engaged in the exploration, development and exploitation of mineral properties. The accompanying financial statements have been prepared assuming that Atlas and its subsidiaries will continue as a going concern. The Company has incurred operating losses of $92,000, $6,611,000, and $2,730,000 for the periods ended December 31, 1999,
December 11, 1999 and the year ended December 31, 1998 respectively. At December 31, 1999 the Company has a working capital deficit of $2,305,000. These considerations raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. The Company's business plan is to continue to expand/improve operations at its Andacaba mine while at the same time searching for merger partners or an equity infusion into the Company.

Inventories - Inventories are recorded at the lower of average cost or net realizable value.

Property, Plant and Equipment - Property, plant and equipment are stated at the lower of cost, or estimated net realizable value, as of December 10, 1999, and at fair market value at December 11, 1999. Subsequent additions are recorded at cost. Property, plant and equipment was revalued at December 11, 1999 in connection with the adoption of fresh-start reporting. Depreciation of milling facilities and depletion of mining properties is determined by the units of production method. The Company regularly assesses its ability to recover the carrying value of its assets and recognizes an impairment when it is determined that unamortized costs cannot be recovered from undiscounted cash flows over the remaining project life. Leasehold improvements are amortized on a straight-line basis over the terms of related leases or, if shorter, estimated useful life.

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

Development Properties - All properties identified as having the potential to add to proven and probable reserves, the direct costs of acquisition, exploration and development are capitalized as they are incurred. Determination as to reserve potential is based on results of feasibility studies, which indicate whether a property is economically feasible. After drilling has confirmed the shape and continuity of mineralization, initial feasibility studies are optimized. If production commences, these costs are transferred to deferred exploration and development costs and amortized against earnings using the units of production method. If a project is determined not to be commercially feasible, unrecovered costs are expensed in the year in which the determination is made.

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

Income Taxes - The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Income tax information is disclosed in Note 14 to the consolidated financial statements.

Cash Equivalents - The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Earnings per Share - Basic income (loss) per share is computed by dividing income (loss) applicable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect is to reduce a loss or increase earnings per share. The Company had no potential common stock instruments, which would result in diluted income (loss) per share in 1999 or 1998.

Environmental Remediation Liabilities - The Company accounts for environmental remediation liabilities under Statement of Position 96-1 "Environmental Remediation Liabilities", which requires the accrual of environmental remediation liabilities when the criteria for SFAS No. 5 "Accounting for Contingencies" are met.

Comprehensive Income - SFAS No. 130, "Reporting Comprehensive Income", requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. During 1999, and 1998 the Company had no items of comprehensive income.

Derivative Instruments - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement as amended by SFAS No. 137 is effective for fiscal years beginning after June 15, 2000. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities. Therefore, management believes that SFAS No. 133 will not have an impact on its financial position or results of operations.

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

2. REORGANIZATION

In September 1998, the Predecessor Entity filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court of the District of Colorado (the "Court"). On January 26, 1999, APMI and AGMI also filed for relief under Chapter 11. The Company's other subsidiary, Arisur did not file for Chapter 11 protection. Under a plan of reorganization approved by the Court on December 11, 1999 (the "Reorganization Plan"), primarily all of Atlas', APMI, and AGMI's liabilities were discharged for consideration of stock in the Reorganized Company and contingent cash distributions to be made upon the sale/realization of certain assets of the Reorganized Company. Arisur's liabilities were not affected by the reorganization.

The Company recorded the transactions related to the reorganization effective December 11, 1999, the confirmation date of the Reorganization Plan, in accordance with SOP 90-7. Adjustments to pre-petition liabilities are treated as an extraordinary item - gain from early extinguishment of debt, and adjustments to assets and liabilities in the revaluation of the Reorganized Company are recorded as fresh-start adjustments in the accompanying consolidated statement of operations of the Predecessor Entity for the period ended December 11, 1999. Approximately 5,154,000 shares of common stock will be issued in connection with the Reorganization Plan resulting in 6,064,000 shares outstanding. These shares will be issued subsequent to December 31, 1999 and are recorded as "common stock to be issued" in the accompanying consolidated balance sheets as of December 31, 1999 and December 11, 1999. Following is a summary of the major Reorganization Plan transactions.

The Predecessor Entity's largest pre-petition liability was its approximately $21 million obligation to decommission and reclaim its uranium millsite (the "Millsite") located near Moab, Utah. On April 28, 1999, the Company, along with the U.S. Nuclear Regulatory Commission ("NRC"), the State of Utah, ACSTAR (surety provider for Atlas) and others, executed the Moab Utah Millsite Transfer Agreement ("MUMTA"), which absolved the Company from all future liability with respect to the Millsite. The agreement was reached to avoid lengthy and expensive litigation over the future of the Millsite. As consideration for this release, Atlas contributed certain Millsite related assets to a Reclamation Trust to be controlled by the government. The assets include all current and future Title X receivables (Federal cost reimbursement program for uranium reclamation costs), Atlas' water rights and land at the Millsite and $5,250,000 of restricted cash. Additionally, ACSTAR and the Reclamation Trust will each receive 2.5% of the stock in the Reorganized Company.

The majority of the remaining claims against the Predecessor Entity were treated as unsecured claims (the "Creditors") in the Bankruptcy proceeding. Under the Reorganization Plan, these claims are entitled to receive stock representing 67.5% of the Reorganized Company. In addition, the creditors will receive a percentage distribution upon the sale/realization of certain assets of the Reorganized Company. Those assets include; 1) proceeds from the salvaging of the Company's Gold Bar mill facility located near Eureka, Nevada (reorganization value of $940,000, 75% to Creditors); 2) proceeds from the sale of the Company's Grassy Mountain property located in eastern Oregon (reorganization value of $925,000, 75% to Creditors) and 3) proceeds from commercial general liability claims ("CGL Claims") against various insurance carriers for reimbursement of costs incurred at the Millsite (reorganization value of $1.5 million, Creditors receive 10% of the first $1.5 million of proceeds, 50% thereafter).

The Reorganization Plan also provided for the distribution of stock representing 12.5% of the Reorganized Company to Management and employees of the Company as recognition for their efforts in the reorganization process. The Predecessor Entity recorded reorganization expense of $383,000 related to the transaction. The remaining 15% of the Reorganized Company will remain with the equity holders of the Predecessor Entity.

In determining the value of the Reorganized Company under fresh-start reporting, the Company utilized several valuation techniques, depending upon the nature of the asset being valued. Arisur was valued using a discounted cash flow model, representing the discounted value of projected cash flows over the remaining reserve life, adjusted for liabilities of Arisur and expected liquidation values at the end of the mine life. Other assets were valued based upon estimates of liquidation values from the most reliable source available including appraisals and professional estimates of value and recent or proposed transactions of a similar nature. Estimated reorganization liabilities, representing estimated payments to be made to the Creditors upon liquidation of the assets discussed above, were recorded at the calculated amount under the Reorganization Plan given the estimated realizable value of the underlying asset. Based upon the above analysis, the post-confirmation going concern value of the Reorganized Company was estimated to be $3.1 million.

The effects of the aforementioned adjustments on the Consolidated Balance Sheet as of December 11, 1999 are as follows:

                                                       Predecessor        Early                          Reorganized
                                                         Entity        Extinguish-         Fresh-         Company
                                                        December         ment of           start          December
                                                        11, 1999           Debt          adjustments       11, 1999
                                                      ------------     -----------      -------------   ------------
Assets:
   Current assets:
     Cash & cash equivalents                            $     205       $       -           $      -        $    205
     Accounts receivable - trade                              512               -                  -             512
     Title X receivable                                       123            (123)                 -               -
     Accounts receivable - other                              171               -                 (5)            166
     Asset held for sale                                        -               -                735             735
     Inventories                                              816               -                221           1,037
     Other current assets                                      41               -                387             428
                                                      -----------      ----------       ------------     -----------
         Total current assets                               1,868            (123)             1,338           3,083
                                                      -----------      ----------       ------------     -----------

   Property, plant & equipment                             59,502               -            (54,800)          4,702
   Accumulated depreciation,
     depletion and amortization                           (47,625)              -             47,625               -
                                                      -----------      ----------       ------------     -----------
                                                           11,877               -             (7,175)          4,702
   Restricted cash                                          6,241          (6,241)                 -               -
   Assets held for sale                                         -               -              1,130           1,130
   Title X receivable                                      14,109         (14,109)                 -               -
   Other assets                                                72               -              1,050           1,122
                                                      -----------      ----------       ------------     -----------
                                                        $  34,167       $ (20,473)          $ (3,657)       $ 10,037
                                                      ===========      ==========       ============     ===========
Liabilities:
   Current Liabilities
     Accounts payable                                   $     510       $       -           $      -        $    510
     Accrued liabilities                                      986            (134)                (1)            851
     Short-term debt                                        3,655               -                  -           3,655
     Estimated reorganization liabilities                       -             304                  -             304
                                                      -----------      ----------       ------------     -----------
         Total current liabilities                          5,151             170                 (1)          5,320
                                                      -----------      ----------       ------------     -----------
   Estimated reorganization liabilities                         -           1,029                  -           1,029
   Other long-term liabilities                                459               -                169             628
   Liabilities subject to compromise:
     Accounts payable                                       1,724          (1,724)                 -               -
     Accrued liabilities                                    1,653          (1,653)                 -               -
     Convertible debenture                                  3,500          (3,500)                 -               -
     Estimated uranium reclamation costs                   20,632         (20,632)                 -               -
     Mine reclamation accruals                              3,264          (3,264)                 -               -
     Other                                                  2,792          (2,316)              (476)              -
                                                      -----------      ----------       ------------     -----------
         Total liabilities                                 39,175         (31,885)              (308)          6,977
                                                      -----------      ----------       ------------     -----------
Stockholders' equity (deficit):
   Common stock to be issued                                    -           2,218                383           2,601
   Common stock                                                 9                                  -               9
   Capital in excess of par                                94,078               -            (93,628)            450
   Retained earnings (deficit)                            (99,095)          9,199             89,896               -
                                                      -----------      ----------       ------------     -----------
     Total stockholders' equity (deficit)                  (5,008)         11,417             (3,349)          3,060
                                                      -----------      ----------       ------------     -----------
                                                        $  34,167       $ (20,473)          $ (3,657)       $ 10,037
                                                      ===========      ==========       ============     ===========

3. INVENTORIES

Inventories consisted of the following:


                                                  Reorganized      Predecessor
                                                    Company           Entity
                                                  December 31,     December 11,
(In thousands)                                        1999             1999
--------------------------------------------------------------    -------------
Zinc and lead concentrates                        $    157         $     128
Stockpiled ore                                         620               648
Materials and supplies                                 259               261
                                                 -------------    -------------
                                                  $  1,036         $   1,037
                                                 =============    =============
4. FINANCIAL INSTRUMENTS

Financial instruments consist of the following:

                                    Reorganized Company     Predecessor Entity
                                     December 31, 1999      December 11, 1999
                                   ---------------------  ---------------------
                                   Carrying                Carrying
(In thousands)                      Value     Fair Value    Value    Fair Value
                                   ---------------------  ---------------------
Assets
   Short-term assets               $1,703       $1,703      $1,618    $1,618


Liabilities
   Short-term liabilities           5,469        5,469       5,320     5,320

Short-Term Assets and Liabilities: The fair value of cash and cash equivalents, marketable equity securities, accounts receivable, assets held for sale, accounts payable, other accrued liabilities and short-term debt approximates their carrying value due to the short-term nature of these instruments.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:


                                                         Accumulated
                                                         Depreciation,
Reorganized Company                        Acquisition   Depletion &   Net Book
December 31, 1999 (In thousands)              Costs      Amortization   Value
--------------------------------------------------------------------------------

Property and leaseholds                      $     472       $    -    $   472
Deferred exploration and development costs         312            1        311
Buildings and equipment                          3,882           53      3,829
Other                                               66            -         66
                                             -----------------------------------
  Total                                      $   4,732       $   54    $ 4,678
                                             ===================================

                                                         Accumulated
                                                         Depreciation,
Predecessor Entity                         Acquisition   Depletion &    Net Book
December 11, 1999 (In thousands)              Costs      Amortization    Value
--------------------------------------------------------------------------------

Property and leaseholds                        $  472       $    -      $  472
Deferred exploration and development costs        308            -         308
Buildings and equipment                         3,857            -       3,857
Other                                              65            -          65
                                              ----------------------------------
  Total                                        $4,702       $    -      $4,702
                                              ==================================

On June 6, 1997, Barrick Gold Exploration Inc. ("Barrick") completed the purchase from the Predecessor Entity of more than 90% of the Gold Bar claim block with an option to acquire the balance within two years. The Predecessor Entity received $1,000,000 in cash from Barrick and Barrick purchased one million Predecessor Entity common shares at $1 per share. Under the terms of the agreement, Barrick agreed to spend $3,000,000 on the property prior to June of 1999.

In December 1998, the Predecessor Entity and Barrick mutually agreed to terminate the purchase agreement thereby returning the Gold Bar property to Atlas. Barrick agreed to pay the Predecessor Entity $150,000 in satisfaction of its remaining exploration obligations of approximately $300,000. The Predecessor Entity recorded the $150,000 along with the remaining unamortized gain on the original sale of $1,063,000 as income from joint venture agreement in the year ended December 31, 1998 in the accompanying Consolidated Statements of Operations.

6. STOCKHOLDERS' EQUITY

The Reorganized Company is authorized to issue 1,000,000 shares of preferred stock, par value $1 per share. The preferred stock is issuable in series, with designations, rights and preferences to be fixed by the Board of Directors.

At December 31, 1998 there were 875,000 shares of common stock reserved for the conversion of an outstanding Convertible Debenture and 6,577,566 shares of common stock reserved for Option Warrants. All of the above option warrants and conversion rights were voided in the Reorganization Plan.

7. EMPLOYEE INCENTIVE PLANS

The Predecessor Entity's Long Term Incentive Plan (the "LTIP") provided that key employees may be granted options to purchase common stock at the fair value of the shares on the date of grant. During 1999, the Board of Directors voted to terminate the LTIP effective immediately.

Predecessor Entity:
Balance outstanding as of December 31, 1997                         1,140,300
Canceled                                                             (287,800)
                                                                   ----------
Balance outstanding as of December 31, 1998                           852,500
Canceled                                                             (852,500)
                                                                   ----------
Reorganized Company:
Balance outstanding as of December 11, 1999 and  December 31, 1999          -
                                                                   ==========

No options were granted in 1999 or 1998. However certain options granted prior to January 1, 1998 were for services performed in 1999 and 1998. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options were equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share as required by Statement No. 123 has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1999: risk-free interest rate of 5.09% and 5.71% respectively; dividend yields of 0.0%; volatility factor of the expected market price of the Company's common stock of 0.462; and a weighted-average expected life of the options of 4 years.

The Black-Scholes option valuation model was developed for the use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company's employee stock options had characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options has been amortized to expense over the option's vesting period. The Company's pro forma information for the periods ended December 31, 1999 and December 11, 1999 and for the year ended December 31 1998, is as follows (in thousands except for earnings per share)

                                       Reorganized
                                         Company         Predecessor Entity
                                                         ------------------
                                       Period from    Period from
                                       December 12,    January 1,   Year ended
                                         1999 to        1999 to      December
                                       December 31,   December 11,     31,
                                           1999           1999         1998
                                      ------------------------------------------
Pro forma net income (loss)            $  (92)         $2,588        $(2,734)
Pro forma earnings (loss) per share:
     Basic                             $(0.02)         $ 2.80        $ (2.99)
     Diluted                           $(0.02)         $ 2.80        $ (2.99)

A summary of the Company's stock option activity, and related information is as follows:

                        Reorganized Company                    Predecessor Entity
                                                               ------------------
                        Period from December       Period from January
                             12, 1999 to               1, 1999 to        Year ended
                         December 31, 1999         December 11, 1999   December 31, 1998
                        -------------------------------------------------------------------
                                   Weighted-                Weighted-             Weighted-
                                    average                  average               average
                                   exercise                 exercise              exercise
(In thousands)           Options    price         Options    price     Options     price
-------------------------------------------------------------------------------------------
Outstanding -
  beginning of period          -    $   -            852    $  1.35      1,140      $ 1.27
Granted                        -        -              -          -          -           -
Exercised                      -        -              -          -          -           -
Forfeited/canceled             -        -           (852)      1.35       (288)       1.04
                        -------------------------------------------------------------------
Outstanding-end
  of period                    -    $   -              -    $     -        852        1.35
                        ===================================================================
Exercisable at end
  of period                    -    $   -              -    $     -        852      $ 1.35
                        ===================================================================

8. INVESTMENTS

In December 1997, the Predecessor Entity made the decision to sell its 61% interest in Cornerstone Industrial Minerals Corporation ("Cornerstone") and reclassified its investment to assets held for sale. The Predecessor Entity's loss related to Cornerstone of $1,165,000 for the year ended December 31, 1998 is included in loss on assets held for sale in the accompanying consolidated statements of operations.

In February 1999, the Predecessor Entity completed the sale of Cornerstone to Seven Peaks Mining Inc. for proceeds of approximately $2.9 million, less selling and holding costs of approximately $250,000.

9. SHORT-TERM DEBT


                                            Reorganized     Predecessor
                                              Company         Entity
(In thousands)                              December 31,    December 11,
                                                1999           1999
                                            -------------   ------------
Advances on sales of concentrates /(1)/     $   1,778       $   1,606
Corporacion Andina de Fomento /(2)/             1,917           1,917
Other                                             154             132
                                            -------------   ------------
  Total short-term debt                     $   3,849       $   3,655
                                            =============   ============

(1) Under the terms of its agreement with Glencore International AG for the sale of zinc/silver and lead/silver concentrates, the Company may take advances of up to 80% of the estimated value of the concentrates available for shipment via rail from the Company's warehouse in Potosi, Bolivia, and an additional 10% of this amount may be advanced once the concentrate is ready for shipment from port in Chile. Interest is payable on the advances at the "New York" prime rate plus 1.5% (10.0% at December 31, 1999).

(2) The loan from Corporacion Andina de Fomento ("CAF") was repayable in equal semi-annual principal installments (May and November) plus outstanding interest. The loan bears interest at the six month LIBOR rate plus 4.5% (10.63% at December 31, 1999). The loan is collateralized by certain property, plant and equipment of Arisur with a carrying value of approximately $4,500,000. On May 9, 1999, Arisur defaulted on a payment of $478,000 due under the loan agreement with CAF. Subsequently, by letter dated July 28, 1999 and revised on October 26, 1999, CAF has agreed to restructure the remaining balance of the debt under the condition that the Company, by June 30, 2000, can demonstrate that it has a minimum of four years of proven reserves at a production rate of 400 tonnes per day at the Andacaba mine. In the event that the above condition is met, CAF has stated it is willing to restructure the existing debt, the terms of which are subject to negotiation.

10. DETAILS OF CERTAIN BALANCE SHEET CAPTIONS

A summary of assets held for sale is as follows:

                                               Reorganized         Predecessor
                                                 Company             Entity
                                               December 31,       December 11,
(In thousands)                                     1999               1999
-------------------------------------------------------------------------------
   Gold Bar mill facility                        $  940             $  940
   Grassy Mountain property                         925                925
                                              ---------------------------------
                                                 $1,865             $1,865
                                              =================================

   Current portion                               $  735             $  735
   Long-term portion                              1,130              1,130
                                              ---------------------------------
                                                 $1,865             $1,865
                                              =================================

A summary of other assets is as follows:

                                            Reorganized      Predecessor
                                             Company           Entity
                                            December 31,     December 11,
(In thousands)                                 1999            1999
-------------------------------------------------------------------------------
   CGL receivable                            $  1,500          $ 1,500
   Other                                           47               50
                                           ------------------------------------
                                                1,547            1,550
   Less current portion                          (425)            (428)
                                           ------------------------------------
                                             $  1,122          $ 1,122
                                           ====================================

11. DETAILS OF CERTAIN STATEMENTS OF CASH FLOW CAPTIONS

The components of the adjustment to reconcile loss to net cash used in operations as reflected in the Consolidated Statements of Cash Flows are as follows:

                                                     Reorganized
                                                       Company               Predecessor Entity
                                                                             ------------------
                                                     Period from        Period from
                                                     December 12,       January 1,       Year ended
                                                       1999 to           1999 to         December
                                                     December 31,       December 11,        31,
(In thousands)                                           1999              1999            1998
---------------------------------------------------------------------------------------------------
Depreciation, depletion and amortization                  $  54             $   954        $ 1,016
Loss from assets held for sale                                -                   -          1,165
Impairment of mineral property                                -                   -             34
Income from joint venture agreement                           -                   -         (1,213)
Reorganization expenses                                       -                 382              -
Fresh-start revaluation                                       -               3,349              -
Extraoardinary gain - early extinguishment of
       debt                                                   -              (9,199)             -
                                                       -------------------------------------------
                                                          $  54             $(4,514)       $ 1,002
                                                       ===========================================

Decrease (increase) in trade/other accounts
 receivable                                               $ (88)            $ 1,114        $   (11)
 Decrease in inventories                                      1                  98             51
 Decrease (increase) in prepaid expense and
 other current assets                                         3                 (29)            24
 Decrease (increase) in other assets and
 restricted cash and securities                               -                 (91)           113
Increase (decrease) in trade accounts payable                40                (230)           256
Increase (decrease) in accrued liabilities                  (84)                 (1)           689
Increase (decrease) in other liabilities, long-term          (1)                 10           (620)
                                                       -------------------------------------------
                                                          $(129)            $   871        $   502
                                                       ===========================================

Net cash required for operating activities reflects cash payments for interest and income taxes as follows:

                                                     Reorganized
                                                       Company            Predecessor Entity
                                                                          ------------------
                                                     Period from      Period from
                                                     December 12,      January 1,      Year Ended
                                                       1999 to          1999 to         December
                                                     December 31,     December 11,         31,
(In thousands)                                          1999              1999            1998
------------------------------------------------------------------------------------------------
Interest                                              $   5             $ 438           $ 511
Income taxes                                              -                 -               -

12.  COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On June 20, 1997 the Predecessor Entity was served with a Complaint in the matter of Curt Goldschmidt and Ana Maria Goldschmidt (the "Goldschmidts) vs. Atlas Corporation; Suramco Metals, Inc.; Arisur Inc.; and Harold R. Shipes and Eileen A. Shipes in the Superior Court of the State of Arizona. In December 1994 Suramco and Arisur purchased all of the shares of Cia Minera Andacaba S.A., which held mining properties in Bolivia. Subsequently, the Predecessor Entity acquired both Suramco and Arisur. The Goldschmidts, the former owners of Cia Minera Andacaba S.A., asserted that the consideration under the purchase agreement was not paid in full and they were seeking damages in the amount of $800,000 plus expenses. Subsequent to the Arizona Complaint, in La Paz, Bolivia, the Goldschmidts initiated action to seek satisfaction of the purported damages. On June 25, 1998, the Predecessor Entity entered into a settlement agreement and mutual release of all claims (the "Settlement Agreement") with the Goldschmidts. The Settlement Agreement provided for the payment by the Predecessor Entity of $80,000 to the Goldschmidts on the date of signing of the Settlement Agreement. In addition, at the election of the Goldschmidts, the Predecessor Entity agreed to purchase from the Goldschmidts 2,000,000 shares of the Predecessor Entity's stock for $400,000 on September 11, 1998 and 250,000 shares of the Predecessor Entity's stock for $50,000 on December 11, 1998. In return the Goldschmidts released all claims against the Predecessor Entity, its subsidiaries and affiliates. The Predecessor Entity defaulted on payment of the $400,000 due on September 11, 1998.

On September 19, 1997 the Predecessor Entity filed a Complaint in U. S. Federal District Court in Colorado for breach of contract and for indemnity against H. Roy Shipes, et. al. ("Shipes Parties"). The Predecessor Entity claimed that the Shipes Parties are duty bound to defend and indemnify the Predecessor Entity as a result of the Goldschmidt claims against the Predecessor Entity (see above). The duty arose out of the contract with the Shipes Parties to sell Suramco to the Predecessor Entity. On October 1, 1997 the Shipes Parties filed a claim against the Predecessor Entity. The Complaint sought damages for alleged misrepresentations in connection with the purchase of 50% of Arisur from the Shipes Parties.

On January 25, 1999, the Predecessor Entity, the Goldschmidts and the Shipes Parties executed a Settlement Agreement, which was approved by the Bankruptcy Court and closed in April 1999. Under the terms of the agreement, the Predecessor Entity agreed to allow a general unsecured claim in its bankruptcy proceeding of $580,000 to the Shipes Parties and $450,000 to the Goldschmidts. In addition, the Shipes Parties were allowed a subordinated unsecured debt claim of $2,250,000.

Atlas is in an adversary proceeding against TRW, Inc. ("TRW") and the United States Environmental Protection Agency (the "EPA") that is pending before the Bankruptcy Court. This action was brought by Atlas seeking a declaratory judgment that Atlas' obligations under a Consent Decree between Atlas, TRW and the EPA (the "Decree") have been discharged under its confirmed Reorganization Plan. TRW and the EPA have asserted that obligations under the Decree are not dischargeable under Federal bankruptcy laws. Management believes that is has arguments that the obligations under the Decree are subject to discharge under Federal bankruptcy laws. However, because this matter is in its very preliminary stages, management is unable to predict the ultimate outcome or any potential damages to the Company.

The Predecessor Entity had a trusteed and insured retirement plan (the "Retirement Plan") covering substantially all salaried employees. Effective October 27, 1999, the Predecessor Entity and the Pension Benefit Guaranty Corporation ("PBGC") reached agreement for the termination of the Retirement Plan and appointment of PBGC as statutory trustee of the Retirement Plan. Under the terms of the agreement, the PBGC received an allowed, unsecured claim of $3 million in the Reorganization Plan. Also, under certain "events of default", the PBGC has the right to require Atlas to purchase all of PBGC's rights, title, and interest in the shares of Atlas that will be received by PBGC in settlement of its unsecured claim (the "Put Option"). The purchase price of the shares would be the fair market value of the shares during the 60 business days immediately before or after the "event of default" triggering the Put Option, but in no event would it be less than $500,000. The reorganized Company has no future liability with respect to the Retirement Plan.

Other Commitments

The Reorganized Company had no non-cancelable operating leases having a remaining term in excess of one year at December 31, 1999.

Amounts charged to rent expense for the periods ended December 31, 1999 (Reorganized Company), December 11, 1999 and the year ended December 31, 1998 (Predecessor Entity) were $2,000, $78,000 and $113,000 respectively.

13.  EARNINGS PER SHARE

The following sets forth the computation of basic and diluted earnings per share:


                                                    Reorganized
                                                      Company                    Predecessor Entity
                                                                                 ------------------
                                                    Period from            Period from
                                                   December 12,          January 1, 1999      Year Ended
                                                 1999 to December 31,    to December 11,     December 31,
(In thousands)                                         1999                  1999              1998
------------------------------------------------------------------------------------------------------------
Numerator:
   Income (loss) from continuing operations            $      (92)       $     2,588      $    (2,730)
                                               -------------------------------------------------------------
Denominator:
   Weighted average shares outstanding (1), (2)             6,064                924              914
                                               -------------------------------------------------------------
Basic and diluted earnings (loss) per share            $    (0.02)       $      2.80      $     (2.99)
                                               =============================================================

(1) Amounts for all years have been adjusted for a 1 for 30 reverse stock split effective on January 10, 2000.

(2) Weighted average shares outstanding assumes the issuance of all "common shares committed to be issued" in accordance with the Reorganization Plan since all accounting adjustments necessary to reflect the issuance of the shares have been made effective December 11, 1999.

14.  INCOME TAXES

The Company's provision for income tax from continuing operations consists of the following:


                                                   Reorganized
                                                     Company              Predecessor Entity
                                                                          ------------------
                                                   Period from       Period from
                                                   December 12,    January 1, 1999     Year Ended
                                                     1999 to       to December 11,    December 31,
                                                   December 31,
(In thousands)                                        1999              1999             1998
---------------------------------------------------------------------------------------------------
Deferred                                         $      -          $      -          $        -

Current                                                 -                 -                   -

Operating loss and credit carryovers                    -                 -                   -
                                               ----------------------------------------------------
Income tax expense                               $      -          $      -          $        -
                                               ====================================================

Deferred income taxes result from temporary differences in the timing of income and expenses for financial and income tax reporting purposes. The primary components of deferred income taxes result from exploration and development costs; depreciation, depletion and amortization expenses; impairments; and reclamation accruals.

The net deferred tax balances in the accompanying December 31, 1999 and December 11, 1999 balance sheets include the following components:

                                                                   Reorganized        Predecessor
                                                                     Company            Entity
                                                                   December 31,       December 11,
(In thousands)                                                         1999               1999
--------------------------------------------------------------------------------------------------
Deferred tax assets:
   Net operating loss ("NOL") carryovers                              $     8,072        $    8,056
   Capital loss ("CL") carryovers                                           4,284             4,284
   Impairment of mineral properties                                         1,287             1,287
   Post retirement benefit accrual                                             59                59
   Depreciation, depletion and amortization                                 5,197             5,197
                                                               ------------------------------------
Total deferred tax assets                                                  18,899            18,883
Deferred tax asset valuation allowance                                    (18,899)          (18,883)
                                                               ------------------------------------
Net deferred tax assets                                                         -                 -
Deferred tax liabilities                                                        -                 -
                                                               ------------------------------------
Net deferred tax balances                                             $         -        $        -
                                                               ====================================

The change in the Company's valuation allowance is summarized as follows:

                                                    Reorganized
                                                      Company
                                                                               Predecessor Entity
                                                                       -----------------------------------
                                                    Period from          Period from
                                                   December 12,        January 1, 1999      Year Ended
                                                 1999 to December 31,  to December 11,     December 31,
(In thousands)                                         1999               1999               1998
------------------------------------------------------------------------------------------------------------
Valuation allowance, beginning of period             $     18,883        $    20,945        $   21,446
Continuing operations                                          35              2,296               956
Extraordinary gain                                              -             (3,205)                -
Restriction of carryforwards                                    -               (836)           (1,365)
Other                                                         (19)              (317)              (92)
                                               --------------------------------------------------------------
                                                     $     18,899        $    18,883        $   20,945
                                               ==============================================================

A reconciliation of expected federal income taxes on income from continuing operations at statutory rates with the expense for income taxes is as follows:


                                                    Reorganized
                                                      Company                    Predecessor Entity
                                                                        -----------------------------------
                                                    Period from            Period from
                                                   December 12,          January 1, 1999      Year Ended
                                                 1999 to December 31,    to December 11,     December 31,
(In thousands)                                         1999                  1999               1998
------------------------------------------------------------------------------------------------------------
Income tax at statutory rates                            $    (35)        $   (2,296)      $      (956)
Increase in deferred tax asset
 valuation allowance                                           35              2,296               956
                                               -------------------------------------------------------------
Income tax expense                                       $      -         $        -       $         -
                                               =============================================================

At December 31, 1999 the Company has unused U.S. NOL carryovers of $100,070,000 which commence expiring in 2000, CL carryovers of $29,506,000 which commence expiring in 2001 and investment tax credit (ITC) carryovers of $44,000 which commence expiring in 2000. The Company also has U.S. alternative minimum tax credit (AMT) carryovers of $127,000, which can be carried forward indefinitely, and Bolivian NOL carryovers of $3,685,000, which commence expiring in 2000. The U.S. carryovers are subject to restriction due to a change of ownership, as defined by U.S. tax laws, occurring on October 8, 1996 when the Company issued stock for the acquisition of Arisur. Due to the change of ownership, utilization of the Company's NOL, ITC, CL and AMT credit carryovers existing as of October 8, 1996 is limited to offset approximately $858,000 of taxable income per year. At December 31, 1999 the Company has unrestricted U.S. NOL and CL carryovers of $9,605,000 and $12,240,000, respectively, which are available to offset future taxable income.

15.  GEOGRAPHIC SEGMENTS

Financial information regarding geographic segments is set out below:


                                                    Reorganized
                                                      Company                  Predecessor Entity
                                                                       -----------------------------------
                                                    Period from           Period from
                                                   December 12,         January 1, 1999      Year Ended
                                                 1999 to December 31,   to December 11,     December 31,
(In thousands)                                         1999               1999               1998
--------------------------------------------------------------------------------------------------------------
Revenue
   United States                                 $              -   $              -   $             -
   Bolivia                                                    338              3,147             5,109
Loss before income taxes
   United States                                              (38)            (5,342)           (2,365)
   Bolivia                                                    (54)            (1,269)             (365)
Provision for income tax                                        -                  -                 -
                                                ------------------------------------------------------
   Loss before extraordinary gain                             (92)            (6,611)           (2,730)
Extraordinary gain                                              -              9,199                 -
                                                ------------------------------------------------------
   Net income (loss)                             $            (92)  $          2,588   $        (2,730)
                                                ======================================================

                                                                    Reorganized         Predecessor
                                                                      Company             Entity
                                                                    December 31,        December 11,
Balance Sheet                                                          1999                1999
---------------------------------------------------------------------------------------------------
Assets:
   United States                                                     $      3,601      $      3,641
   Bolivia                                                                  6,493             6,396
                                                               ------------------------------------
                                                                     $     10,094      $     10,037
                                                               ====================================

16.  SIGNIFICANT CONCENTRATIONS

Arisur sells all of its lead and zinc concentrates to Glencore International AG ("Glencore"), an international metal trader. Glencore sells the concentrates to various metal smelters throughout the world. Due to the liquid nature of the metals markets, the Company believes that it would be able to replace Glencore, if necessary, with minimal disruption to its operations.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Atlas Minerals Inc.

We have audited the accompanying consolidated balance sheets of Atlas Minerals Inc. (formerly Atlas Corporation) and subsidiaries as of December 31, 1999 (Reorganized Company) and December 11, 1999 (Predecessor Entity) and the related consolidated statements of operations, Stockholders' equity (deficit) and cash flows for the period December 12, 1999 to December 31, 1999 (Reorganized Company period) and for the period January 1, 1999 to December 11, 1999 (Predecessor Entity period). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of Atlas Minerals Inc. and subsidiaries as of December 31, 1999 (Reorganized Company) and December 11, 1999, (Predecessor Entity) and the results of their operations and their cash flows for the Reorganized Company period and the Predecessor Entity period in conformity with generally accepted accounting principles.

As discussed in Notes 1 and 2 to the consolidated financial statements, on December 11, 1999, Atlas Minerals Inc. and two of its subsidiaries emerged from bankruptcy. The consolidated financial statements of the Reorganized Company reflect the impact of adjustments to reflect the fair value of assets and liabilities under fresh start reporting. As a result, the consolidated financial statements of the Reorganized Company are presented on a different basis than those of the Predecessor Entity and, therefore, are not comparable in all respects.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses from operations and working capital deficit raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Horwath Gelfond Hochstadt Pangburn, P.C.

Denver, Colorado
March 16, 2000

Item 8.        Changes in and Disagreements with Accountants on Accounting and
               ---------------------------------------------------------------
               Financial Disclosure
               --------------------

               Not Applicable.

                                   PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           -------------------------------------------------------------
           Compliance with Section 16(a) of the Exchange Act
           -------------------------------------------------

                                   DIRECTORS

The Board of Directors are elected at the annual meeting of the shareholders. Each Director is elected to hold office until the next annual meeting of shareholders and until the director's successor is elected and qualified. There are currently seven directors.

Information Concerning Directors

The following table sets forth certain information concerning each director.


                                                      Principal Occupation, Past Five Year's Business
                                    Director                            Experience
     Name                            Since                       and Other Directorships Held                 Age
------------------------------------------------------------------------------------------------------------------
Guillermo A. Blacker                 2000      Currently a consultant to industry worldwide.                  52
                                               Previously Director, Business Development for Jacobs
                                               Engineering Group Inc. and prior to 1997, was
                                               founding Director and Executive Vice President of
                                               MinCorp Ltd. and Chief Executive of MinCorp
                                               Engineers and Constructors.

Richard E. Blubaugh                  1998      Executive Vice President of the Company since 1998             52
                                               and prior to that served as Vice President of
                                               Environmental and Governmental Affairs.

Mario Caron                          1996      Presently an independent management consultant.                46
                                               Formerly President, Chief Executive Officer and
                                               director of Eden Roc Mineral Corp. from February
                                               1997 to March 31, 1999.  Chief Executive Officer of
                                               Atlas Corporation from September 1996 to January
                                               1997.  From 1993 to 1996, President and Chief
                                               Executive Officer of MSV Resources Inc.  Mr. Caron
                                               also is director of three junior Canadian
                                               exploration companies.

David J. Carroll                     2000      Stockbroker and registered principal with Mericka & Co.,       58
                                               a NASD member firm. Also owner and operator of Carroll
                                               Resources, an oil and gas producer.

                                              Principal Occupation, Past Five Year's Business
                               Director                         Experience
     Name                        Since                      And Other Directorships Held                 Age
--------------------------------------------------------------------------------------------------------------
Douglas R. Cook                  1988        President of Cook Ventures, Inc., a geological               74
                                             consulting firm.

C. Thomas Ogryzlo                1993        Currently President and CEO of Canatec Development           60
                                             Corporation. Prior to 2000, President and CEO of Black
                                             Hawk Mining Inc., formerly Triton Mining Corporation
                                             before the merger of the two companies in May 1998.
                                             Prior to August 1997 Chairman of Kilborn
                                             SNC-Lavalin, a world class engineering firm;
                                             Director of Franco Nevada Gold Corporation, Tiomin
                                             Resources and Vista Gold Corp.


Dr. Henry J. Sandri              2000        Currently is a Senior Associate and Principal with           47
                                             Behre Dolbear & Company, Inc., a mining industry
                                             consulting firm.  Previously Mr. Sandri held the
                                             positions of assistant Vice President - Planning and
                                             Business Development for Inco Ltd., and Senior
                                             Corporate Planner for Burlington Northern Inc.
                                             Director of U.S. Cobalt Inc. and Bravo Resource
                                             Partners Inc.

                         BOARD AND COMMITTEE MEETINGS

     The Company has an Audit Committee and a Compensation Committee of which the Board of Directors appoints all members. The Compensation Committee consists of Messrs. Ogryzlo and Cook. The Audit Committee consists of Messrs. Caron, Carroll and Sandri. The principal functions of the Audit Committee are to recommend the selection of the Company's auditors, review with the auditors the scope and anticipated cost of their audit and receive and consider a report from the auditors concerning their conduct of the audit. The principal functions of the Compensation Committee are to recommend changes in compensation plans and the adoption of new compensation plans and to recommend compensation for senior officers of the Company.

                           COMPENSATION OF DIRECTORS

     Fees paid to non-employee directors consist of a $1,000 fee for each Board of Directors meeting attended in person, a $500 fee for each Board of Directors meeting attended by telephone and a $500 fee for each committee meeting attended. Employee directors receive no fees for their services as a director.

                              EXECUTIVE OFFICERS
Set forth below is the age and certain other information regarding each person currently serving as an executive officer of the Company.

Richard E. Blubaugh, age 52, currently serves as Executive Vice President since September 1998 and has served as Vice President of Environmental and Governmental Affairs since October 1, 1990, and has been with Atlas for 18 years. He has been involved in the environmental, health and safety field for over 24 years, has managed environmental and regulatory functions for mining firms in seven western states, and also has experience as a regulator and a consultant.

James R. Jensen, age 40, currently serves as Chief Financial Officer since September 1998 and has served as Treasurer and Secretary since February 1997. Mr. Jensen joined the Company in August of 1989, as Accounting Manager and was promoted to Controller in September 1993. Prior to his employment with the Company, Mr. Jensen was a manager with the accounting firm of KPMG Peat Marwick.

                COMPLIANCE WITH SECTION 16 OF THE EXCHANGE ACT

     Under Section 16 of the Exchange Act, the Company's directors and executive officers and persons holding more than 10% of the Company's common stock are required to report their initial ownership of common stock and subsequent changes to that ownership to the Securities and Exchange Commission by specified due dates. To the Company's knowledge all of these filing requirements were satisfied with respect to transactions during the year ended December 31, 1999.

Item 10.  Executive Compensation

     The following table sets forth all compensation paid by the Company, for the years ended December 31, 1999 and 1998 to Messrs. Gregg B. Shafter and Richard E. Blubaugh. Except for Messrs. Shafter and Blubaugh, no person who was serving as an executive officer of the Company during the year ended December 31, 1999 had total cash and cash-equivalent remuneration, which exceeded $100,000 during the year.

                                       SUMMARY COMPENSATION TABLE

                                                       Annual Compensation
                                                       -------------------
                                                                    Other
                                                                    Annual             All Other
                                  Year or Period                   Compen-              Compen-
Name and Principal Position            Ended          Salary        sation              sation
-----------------------------------------------------------------------------     ------------------------
Gregg B. Shafter, President (1)    Dec. 31, 1999      $ 115,337  $          -          $    3,498     (3)
                                   Dec. 31, 1998        108,505         1,546    (2)        6,510     (3)
                                   Dec. 31, 1997         86,395         7,445    (2)        5,100     (3)

Richard E. Blubaugh,               Dec. 31, 1999        100,695             -               6,042     (3)
Executive VP                       Dec. 31, 1998         99,194         2,372    (2)        5,951     (3)
                                   Dec. 31, 1997         91,690         9,768    (2)        5,501     (3)

(1)  Mr. Shafter resigned as President and a Director on February 10, 2000
(2) Includes certain perquisites, such as car allowances and life insurance premiums paid by the Company.
(3) Includes contributions by the Company to the Investment Savings Plan for Employees of Atlas.

     Investment and Savings Plan. The Atlas Investment and Savings Plan (the "Plan") benefits employees of the Company and its subsidiaries who have completed six months of service. Each participant under the Plan must be at least 21 years of age. Under the Plan, an employee may elect to contribute, pursuant to a salary reduction election, not less than 1% and not more than 10% of the employee's annual compensation. The Company makes a matching contribution of 100% of the amount contributed by the employee, but not more than 6% of the employee's annual compensation. In addition, the Company may make special contributions to the Plan, but these special contributions may not exceed the maximum amount deductible under Section 404(a)(3)(A) of the Internal Revenue Code of 1986, as amended (the "Code"). Employee contributions may be invested in a number of investment options, but not common stock of the Company. All matching and special contributions to the Plan are invested in shares of common stock of the Company.

                               OFFICER CONTRACTS

     All officer contracts in place at December 31, 1998 were cancelled as part of the Reorganization Plan.

     Under the terms of the Reorganization Plan, Richard E. Blubaugh, Vice President of Environmental and Governmental Affairs, will receive a two year consulting contract with a retainer of $30,000 per year payable in six equal monthly installments due on the 15th day of the month after termination of his regular employment. The payments to Mr. Blubaugh under the consulting contract for the second year shall be made only if he fulfills his consulting contract for the first year.

                       COMPENSATION COMMITTEE INTERLOCKS
                           AND INSIDER PARTICIPATION

     The members of the Compensation Committee during 1999 are identified above under the heading Board and Committee Meetings. No member of the Compensation Committee is or has been at any time an officer of the Company or any of its subsidiaries (except for Mr. Cook who served as a non-executive Chairman of the Company during 1998). During 1999 no executive officer of the Company served as a director or as member of the Compensation Committee of another entity whose executive officers served as a director or as a member of the Compensation Committee of the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

                         SECURITY OWNERSHIP OF CERTAIN
                       BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of March 15, 2000 regarding the beneficial ownership, including shares of Atlas common stock which may be acquired upon the exercise of stock options or warrants, or the conversion of any securities, within 60 days of March 15, 2000, of the Company's common stock by (i) persons known to the Company to own more than 5% of the Company's common stock, (ii) each director of the Company, (iii) each executive officer named in the Summary Compensation Table set forth above, and (iv) all directors and executive officers as a group:

                           Security Ownership Table


                                               Number of Shares
                                                 and Nature of
Name                                        Beneficial Ownership(1)      Percent of Class
-------------------------------------------------------------------------------------------
Lindner Dividend Fund, Inc.                           960,755   /(2)/                 15.83%
   7711 Carondelet Avenue, Suite 700
   St. Louis, MO 63105

Pension Benefit Guaranty Corporation                  823,504   /(2)/                 13.57%
   1200 K. Street N.W., Suite 870
   Washington, D.C. 20005

H. R. Shipes                                          790,564   /(2)/                 13.03%
   11251 E. Camino del Sahuaro
   Tucson, AZ  85711

Guillermo A. Blacker                                      Nil                             *

Richard E. Blubaugh                                   193,605   /(3)/                  3.19%

Mario Caron                                            83,960   /(2)/                  1.38%

David J. Carroll                                       22,099    (4)                      *

Douglas R. Cook                                        25,595   /(5)/                     *


C. Thomas Ogryzlo                                       3,294   /(2)/                     *

Dr. Henry J. Sandri                                       Nil                             *
All current executive officers and
 directors as a group (8 persons)                     506,861   /(6)/                  8.35%

*    Represents less than 1% ownership interest.

(1) For purposes of this security ownership table, shares allocated under the Reorganization Plan are assumed to be issued only to claims currently approved by the Bankruptcy Court. There are currently bankruptcy claims against the Predecessor Entity totaling $7.2 million (the "Claims") which, if allowed, would significantly affect the amount of shares allocated to individual creditors. The Company has objected to the Claims on the grounds that the Claims were filed after the bar date for such claims and that the claimants have not established "excusable neglect" for its failure to timely file claims. The Company believes that its objections to the Claims will be upheld by the Court. In the event that the Court approves the Claims, the ownership percentages in the above table would be as follows:
     Lindner Dividend Fund, Inc. - 10.66%, Pension Benefit Guaranty Corporation
      -9.13%, H. R. Shipes - 8.77%, Richard E. Blubaugh - 3.08% and all current executive officers and directors as a group - 8.03%. All other percentages would remain the same as detailed above. Additionally, Hartford Specialty Company, P.O. Box 2073, Hartford, Connecticut 06145-2073 would own 20.23% of the Reorganized Company.

(2) Shares were, or will be issued in accordance with the Reorganization Plan of Atlas.

(3) Includes (i) 185,134 issuable in accordance with the Reorganization Plan of Atlas and (ii) 8,471 shares held in Mr. Blubaugh's account under the Company's 401(k) Plan.

(4) Includes 19,166 shares directly owned by Mr. Carroll, 1,600 shares held beneficially in Mr. Carroll's retirement account, and 1,333 shares held as custodian for Mr. Carroll's minor child.

(5) Includes 66 shares of common stock directly owned and 25,529 shares issued or issuable in accordance with the Reorganization Plan of Atlas.

(6) Includes (i) 19,625 shares of common stock directly owned, (ii) 471,941 shares issued or issuable in accordance with the Reorganization Plan of Atlas and (iii) 14,322 shares held beneficially under retirement accounts and (iv) 1,333 shares held as a custodian for a minor child.


Item 12.  Certain Relationships and Related Transactions

None.

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

(a)    Exhibits:

                Exhibit
                Number                   Exhibits
                ----------------------------------------------------------------

                2.1 Atlas Corporation's second amended plan of reorganization (filed as Exhibit 2.1 to the Company's report on Form 8-K filed on February 4, 2000 and incorporated herein by reference).

                2.2 Atlas Precious Metals Inc.'s second amended plan of reorganization (filed as Exhibit 2.2 to the Company's report on Form 8-K filed on February 4, 2000 and incorporated herein by reference).

                2.3 Atlas Gold Mining Inc.'s revised second amended plan of reorganization (filed as Exhibit 2.3 to the Company's report on Form 8-K filed on February 4, 2000 and incorporated herein by reference).

                2.4 Stock Purchase Agreement between the Company and Arimetco International Inc. dated October 7, 1996. (filed as Exhibit 2.2 to the Company's annual report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

                2.5 Asset Purchase Agreement between the Company, Atlas Gold Mining Inc. and Atlas Precious Metals Inc. and Barrick Gold Exploration Inc. dated June 3, 1997 regarding the Company's Gold Bar property. (Filed as exhibit 2.4 to the Company's annual report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

                3.1          Articles of Incorporation of Atlas Minerals Inc.
                             dated February 3, 2000 (filed as Exhibit 3.1 to the Company's report on Form 8-K dated February 4, 2000 and incorporated herein by reference).

                3.2          Bylaws of Atlas Minerals Inc. dated February 10,
                             2000.

               10.1 Moab Utah Millsite Transfer Agreement dated April 28, 1999 between Atlas Corporation, the Official Unsecured Creditors Committee, the NRC, the State of Utah and ACSTAR Insurance Companies (filed as
                             Exhibit 10.1 to the Company's quarterly report on Form 10-QSB filed on August 13, 1999 and incorporated herein by reference).

               10.2 Revised second amended joint disclosure statement of Atlas Corporation, Atlas Gold Mining Inc. and Atlas Precious Metals Inc. (filed as Exhibit 10.1 to the Company's quarterly report on Form 10-QSB filed on November 12, 1999 and incorporated herein by reference).

               10.3          Deposit Agreement between Seven Peaks Mining, Inc.
                             and Atlas Corporation dated October 2, 1998 (filed as Exhibit 10.13 to the Company's annual report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

               10.5 Mutual Termination Agreement dated December 16, 1998 between Barrick Gold Exploration Inc. and Atlas Corporation, Atlas Gold Mining Inc. and Atlas Precious Metals Inc. (filed as Exhibit 10.14 to the Company's annual report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

               21            Subsidiaries of the Company.

               27            Financial Data Schedule

(b) The Registrant did not file any reports on Form 8-K during the fourth quarter of 1999.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ATLAS MINERALS INC.

By: /s/ Richard E. Blubaugh
    -----------------------
Name:   Richard E. Blubaugh
Title:  Executive Vice President
        (Principal Executive Officer)

Date: March 29, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ James R. Jensen                Chief Financial Officer       March 29, 2000
-------------------------------
James R. Jensen                    (Principal Financial Officer
                                   & Principal Accounting
                                   Officer)

/s/ Guillermo A. Blacker           Director                      March 29, 2000
-------------------------------
Guillermo A. Blacker

/s/ Richard E. Blubaugh            Director                      March 29, 2000
-------------------------------
Richard E. Blubaugh

/s/ David J. Carroll               Director                      March 29, 2000
-------------------------------
David J. Carroll

/s/ Mario Caron                    Director                      March 29, 2000
-------------------------------
Mario Caron

/s/ Douglas R. Cook                Director                      March 29, 2000
-------------------------------
Douglas R. Cook

/s/ C. Thomas Ogryzlo              Director                      March 29, 2000
-------------------------------
C. Thomas Ogryzlo

/s/ Henry J. Sandri                Director                      March 29, 2000
-------------------------------
Henry J. Sandri