Form 10QSB
period 2000-03-31
ATLAS MINERALS INC
filed 2000-05-12
CIK 8302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


COMMISSION FILE NO. 1-2714

 (Mark One)

(X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended March 31, 2000 or

( ) Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _________ to ________

                               ATLAS MINERALS INC.
                               -------------------
                          (Formerly Atlas Corporation)
        (Exact name of small business issuer as specified in its charter)

           COLORADO                                               84-1533604
           --------                                               ----------
(State or other jurisdiction of                              (I. R. S. Employer
incorporation or organization)                               Identification No.)

              370 Seventeenth Street, Suite 3010, Denver, CO 80202
              ----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  303-629-2440
                                  ------------
                           (Issuer's telephone number)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X   No ___

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                 Yes  X   No ___

As of May 8, 2000, 6,063,858 shares of Common Stock, par value $0.01 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):
                                 Yes ___  No  X

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Atlas Minerals Inc.


We have reviewed the accompanying consolidated balance sheet of Atlas Minerals Inc. and subsidiaries as of March 31, 2000 and the related consolidated statements of operations and cash flows for the three month period then ended. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Accountants. A review of interim financial statements consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.


/s/ HORWATH GELFOND HOCHSTADT PANGBURN, P.C.
--------------------------------------------
HORWATH GELFOND HOCHSTADT PANGBURN, P.C.


Denver, Colorado
May 8, 2000


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
-----------------------------
                                          Atlas Minerals Inc.
                                     (Formerly Atlas Corporation)
                                      Consolidated Balance Sheets
                                            (in Thousands)

                                                                                  March 31,  December 31,
                                                                                    2000        1999
---------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)
ASSETS
  Current assets:
     Cash and cash equivalents                                                    $     20    $    202
     Accounts receivable - trade                                                       760         583
     Accounts receivable - other                                                       177         183
     Assets held for sale                                                              735         735
     Inventories                                                                     1,060       1,036
     Prepaid expenses and other current assets                                         444         425
                                                                                  --------    --------
       Total current assets                                                          3,196       3,164
                                                                                  --------    --------
  Property, plant and equipment                                                      4,840       4,732
  Less: accumulated depreciation, depletion and amortization                          (232)        (54)
                                                                                  --------    --------
                                                                                     4,608       4,678
  Assets held for sale                                                               1,030       1,130
  Other assets                                                                       1,117       1,122
                                                                                  --------    --------
                                                                                  $  9,951    $ 10,094
                                                                                  ========    ========

LIABILITIES
  Current liabilities:
     Trade accounts payable                                                       $    691    $    549
     Accrued liabilities                                                               784         767
     Short-term debt                                                                 3,972       3,849
     Estimated reorganization liabilities                                              298         304
                                                                                  --------    --------
       Total current liabilities                                                     5,745       5,469
                                                                                  --------    --------

  Estimated reorganization liabilities                                               1,029       1,029
  Other liabilities, long-term                                                         642         628
                                                                                  --------    --------
       Total long-term liabilities                                                   1,671       1,657
                                                                                  --------    --------
       Total liabilities                                                             7,416       7,126
                                                                                  --------    --------

Commitments and contingencies

STOCKHOLDERS' EQUITY
  Preferred stock, par $1 per share; authorized 1,000,000; no shares issued and outstanding
  Common stock to be issued (1,731,000 shares at March 31, 2000 and 5,154,000
     shares at December 31, 1999)                                                      874       2,601
  Common stock, par value $0.01 per share; authorized 100,000,000; issued and
     outstanding, 4,332,653 at March 31, 2000 and 909,548 at December 31, 1999          43           9
  Capital in excess of par value                                                     2,143         450
  Deficit                                                                             (525)        (92)
                                                                                  --------    --------
       Total stockholders' equity                                                    2,535       2,968
                                                                                  --------    --------
                                                                                  $  9,951    $ 10,094
                                                                                  ========    ========


See notes to consolidated financial statements.

                                             Page 3 of 13

                               Atlas Minerals Inc.
                          (Formerly Atlas Corporation)
                      Consolidated Statements of Operations
                (In Thousands, Except Per Share Data, Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                    ----------------------------
                                                        2000            1999
                                                    (Reorganized    (Predecessor
                                                      Company)         Entity)
--------------------------------------------------------------------------------

Mining revenue                                         $   818         $   760
Costs and expenses:
     Production costs                                      851             686
     Depreciation, depletion and amortization              178             285
     Shutdown and standby costs                           --                99
     General and administrative expenses                   129             251
     Geological and land holding costs                    --                23
                                                       -------         -------

        Gross operating loss                              (340)           (584)

Other (income) expense:
     Interest expense                                      101              96
     Interest income                                        (2)            (60)
     Other                                                  (6)            (32)
                                                       -------         -------
        Loss from continuing operations before
          reorganization items and income taxes           (433)           (588)

Reorganization items:
     Legal fees                                           --              (115)
     Other                                                --                (2)
                                                       -------         -------

        Loss before income taxes                          (433)           (705)

Provision for income taxes                                --              --
                                                       -------         -------

        Net loss                                       $  (433)        $  (705)
                                                       =======         =======

Basic and diluted loss per share of common stock       $ (0.07)        $ (0.77)
                                                       =======         =======

Weighted average number of common shares outstanding     6,064             917
                                                       =======         =======


See notes to consolidated financial statements



                                 Atlas Minerals Inc.
                            (Formerly Atlas Corporation)
                        Consolidated Statements of Cash Flows
                              (In Thousands, Unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                          ---------------------------
                                                             2000            1999
                                                         (Reorganized    (Predecessor
                                                           Company)         Entity)
-------------------------------------------------------------------------------------

Operating activities:
    Net loss                                               $  (433)         $  (705)
    Add (deduct) non-cash items:
       Depreciation, depletion and amortization                178              285
    Net change in non-cash items
      related to operations (Note 3)                           (42)            (215)
                                                           -------          -------
       Cash used in continuing operations                     (297)            (635)
                                                           -------          -------
From discontinued operations:
    Change in estimated uranium reclamation costs             --               (165)
                                                           -------          -------
       Cash used in discontinued operations                   --               (165)
                                                           -------          -------
       Cash used in operating activities                      (297)            (800)
                                                           -------          -------

Investing activities:
    Additions to property, plant and equipment                (108)            (164)
    Additions to restricted cash                              --               (250)
    Investment in assets held for sale                         (50)            --
    Proceeds from sale of assets held for sale                 150            2,643
                                                           -------          -------
       Cash provided by (used in) investing activities          (8)           2,227
                                                           -------          -------

Financing activities:
    Net borrowings (repayment) of short-term debt              123             (428)
                                                           -------          -------
       Cash provided by (used in) financing activities         123             (428)
                                                           -------          -------

Increase (decrease) in cash and cash equivalents              (182)             999

Cash and cash equivalents:
    Beginning of period                                        202                4
                                                           -------          -------

    End of period                                          $    20          $ 1,003
                                                           =======          =======


See notes to consolidated financial statements.


                                    Page 5 of 13

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. There has not been any change in the significant accounting policies of Atlas Minerals Inc. (the "Company") for the periods presented.

     In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results for these interim periods are not necessarily indicative of results for the entire year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

2. The accompanying consolidated financial statements include the accounts of Atlas Minerals Inc. ("Atlas") (formerly Atlas Corporation) and its wholly-owned subsidiary, Arisur Inc. ("Arisur") and its approximately 85% ownership of Atlas Precious Metals Inc. ("APMI"), which in turn owns approximately 63% of Atlas Gold Mining Inc. ("AGMI") (collectively the "Company" or "Reorganized Company"). Prior to December 11, 1999, the date of confirmation of its plan of reorganization (the "Reorganization Plan") under the U.S. Bankruptcy Code, APMI was wholly-owned by Atlas which in turn owned 100% of AGMI (the "Predecessor Entity"). References to the Predecessor Entity throughout the financial statements refer to Atlas and its subsidiaries to December 11, 1999 and references to the Reorganized Company refer to Atlas and its subsidiaries from and after December 12, 1999. In connection with the reorganization, the Company completed a 1 for 30 reverse stock split. All share and per share amounts in the accompanying consolidated financial statements have been restated to reflect the reverse split.

3. The Company recorded the transactions related to the reorganization effective December 11, 1999, the confirmation date of the Reorganization Plan, in accordance with SOP 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." The emergence from the Chapter 11 proceeding resulted in the creation of a new reporting entity without any accumulated deficit and with the Company's assets restated to their estimated values. Adjustments to pre-petition liabilities were treated as an extraordinary item - gain from early extinguishment of debt, and adjustments to assets and liabilities in the revaluation of the Reorganized Company were recorded as fresh-start adjustments. Approximately 5,154,000 shares of common stock have been or will be issued in connection with the Reorganization Plan resulting in 6,064,000 shares outstanding. Shares not yet issued as of March 31, 2000 are recorded as "common stock to be issued" in the accompanying consolidated balance sheet as of March 31, 2000.

     In determining the value of the Reorganized Company under fresh-start reporting, the Company utilized several valuation techniques, depending upon the nature of the asset being valued. Arisur was valued using a discounted cash flow model, representing the discounted value of projected cash flows over the remaining reserve life, adjusted for liabilities of Arisur and expected liquidation values at the end of the mine life. Other assets were valued based upon estimates of liquidation values from the most reliable source available including appraisals and professional estimates of value and recent or proposed transactions of a similar nature. Estimated reorganization liabilities, representing estimated payments to be made to the Creditors upon liquidation of the assets discussed above, were recorded at the calculated amount under the Reorganization Plan given the estimated realizable value of the underlying asset. Based upon the above analysis, the post-confirmation going concern value of the Reorganized Company was estimated to be $3.1 million. As of May 8, 2000, nothing had come to management's attention that would warrant a change to any of the estimates used for determining the fresh-start adjustments.

     The Company's results of operations for the period subsequent to December 11, 1999 have not been prepared on a basis of accounting consistent with its results of operations for periods prior to December 11, 1999 due to the implementation of fresh-start reporting. The reorganization adjustments primarily affect depreciation and amortization.

4. The components of the net change in items other than cash related to operating activities as reflected in the Consolidated Statements of Cash Flows are as follows:

                                                          Three Months Ended
                                                              March 31,
                                                    ---------------------------
                                                       2000            1999
                                                   (Reorganized    (Predecessor
                                                     Company)         Entity)
     --------------------------------------------------------------------------
     Add (deduct) items other than cash:
         Accounts receivable                          $(171)          $  84
         Inventories                                    (24)            (50)
         Prepaid expenses and other current assets      (19)            (58)
         Other assets                                     5             (27)
         Trade accounts payable                         141            (141)
         Accrued liabilities                             17             (28)
         Estimated reorganization liabilities            (6)           --
         Other liabilities, long-term                    15               5
                                                      -----           -----
                                                      $ (42)          $(215)
                                                      =====           =====

     Net cash used for operating activities reflects cash payments for interest and income taxes as follows:

                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                        2000           1999
                                                    (Reorganized   (Predecessor
                                                      Company)        Entity)
     --------------------------------------------------------------------------
     Interest                                          $   9           $  28
     Income taxes                                        --              --

     During the quarter ended March 31, 2000, the Company issued 3,422,739 shares to former creditors, management and employees of the Company in connection with Reorganization Plan. These shares had been recorded in common stock to be issued at December 31, 1999 and transferred to common stock and capital in excess of par value upon issuance.

Item 2. Management's Discussion and Analysis
--------------------------------------------

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

As a result of the Reorganization Plan, the Predecessor Entity ceased to exist on December 11, 1999 and the Reorganized Company came into existence on the same date. The Company's results of operations for the period subsequent to December 11, 1999 have not been prepared on a basis of accounting consistent with its results of operations for periods prior to December 11, 1999 due to the implementation of fresh-start reporting upon Atlas' emergence from bankruptcy. The reorganization adjustments primarily affect depreciation and amortization. For purposes of the following discussion, there is no distinction made between the Predecessor Entity and the Reorganized Company since, with the exception of depreciation and amortization, the results of operations are comparable between periods. Accordingly, references to the "Company" in the discussion that follows will refer both to the Predecessor Entity and the Reorganized Company.

On May 9, 1999, Arisur defaulted on a payment of $478,000 due under its loan agreement with Corporacion Andina de Fomento ("CAF"). Subsequently, by letter dated July 28, 1999 and revised on October 26, 1999, CAF agreed to restructure the remaining balance of the debt under the condition that the Company, by June 30, 2000, demonstrate that it has a minimum of four years of proven reserves at a production rate of 400 tonnes per day at the Andacaba mine. In the event that the above condition is met, CAF has stated it is willing to restructure the existing debt, the terms of which are subject to negotiation. Also, Atlas has agreed to subordinate its interest in Arisur to CAF such that no funds may be repatriated from Arisur to Atlas during the term of the loan agreement with CAF.

Also during 1999, Arisur increased its outstanding advances from Glencore International AG ("Glencore") from $1,089,000 at December 31, 1998 to $1,778,000 at December 31, 1999, and $1,887,000 at March 31, 2000. Glencore has expressed its concern with the large increase during the year and has requested that Arisur take actions to reduce this amount in 2000. The Company intends to use all excess cash flow from operations to reduce the Glencore debt. In the event that Glencore were to discontinue future advances under the agreement, Arisur would not have sufficient funding to continue the operation.

During the fall of 1999, the Company began sinking two internal shafts at the Andacaba mine to access two lower levels of its San Juan/San Jose veins, the minus 190 and minus 220 levels. The purpose of the program was to add additional, higher-grade reserves to the mine in order to refinance Arisur's debt with CAF as described above and to increase the amount of ore coming from the higher-grade San Juan/San Jose veins. Preliminary assays of ore grades at the minus 190 level have yielded grades consistent with those seen at higher levels of these veins, which are significantly higher than from other veins in the mine. With the access to these lower levels, the percentage of ore coming from the San Juan/San Jose veins is expected to increase to approximately 50% by the end of 2000. If the minus 190 and minus 220 levels continue to produce ores consistent with the preliminary assays, then average ore grades would be expected to increase during 2000 back to reserve grade.

With the expected increase in ore grades discussed above, operating cash flow is expected to improve in 2000 with greater increases expected in 2001. However, as all excess cash flow from operations will be utilized to service the Company's debt to Glencore and CAF, there will be no excess funds available to satisfy corporate overhead expenses of Atlas.

The Company expects to generate cash to cover general and administrative expenses through the sale/realization of its North American assets. These assets include the salvaging of its Gold Bar mill, sale of the Grassy Mountain property and the pursuit of insurance claims against various insurance carriers for costs incurred to reclaim the Moab uranium tailings pile. While the Company is confident in the ultimate realization of these assets, it cannot be certain as to the timing or the exact amount of proceeds that will be received. Accordingly, the Company will need to seek other means of financing until cash flow from operations is sufficient to cover operating expenses. The Company is actively pursuing alternative sources of financing to satisfy its working capital requirements including loans against the assets noted above, equity financing as well as pursuing acceptable merger opportunities.

Although the Company has emerged from Chapter 11, recurring operating losses of the Company and the Predecessor Entity, a negative working capital position at March 31, 2000, and difficulty/restrictions on the Company's ability to raise additional debt or equity financing raise substantial doubt about the Company's ability to continue as a going concern. The Company's business plan is to continue to expand/improve operations at its Arisur operations while at the same time searching for merger partners or an equity infusion into the Company.

CAPITAL RESOURCE REQUIREMENTS

Bolivian operations

Limited cash flow from operations and the debt burden at Arisur have made it difficult for the Andacaba operation to perform the internal development work in the mine to maintain optimal access to the ore bodies. As a result, mine production both in terms of quantity and quality of ore has been less than expected. The Company continues to complete development work at the mine as funds are available and to seek funding to do additional development work. The Company is currently in discussions with CAF for the refinancing of its debt (see above) and to include additional funds for the required development work. There can be no assurance that the Company will be successful in these negotiations.

LIQUIDITY

As of March 31, 2000, the working capital deficit was $2,549,000, compared to $2,305,000 as of December 31, 1999. The Company's current ratio at March 31, 2000 was .56 to 1, compared to .58 to 1 at December 31, 1999. The decrease during the quarter is primarily a result of capital expenditures of $108,000 and the operating loss during the period.

RESULTS OF OPERATIONS

The following is a summary of production statistics at the Andacaba Mill for the three months ended March 31, 2000 and 1999:

                                                         2000           1999
                                                       -------        -------
  Tonnes milled                                         36,357         29,934

  Tonnes of lead concentrate produced                      475            446
  Tonnes of lead concentrate sold                          543            451
  Grade of lead concentrate produced:
         Lead                                            63.02%         63.81%
         Silver (ounces per tonne)                      117.91         128.89

  Tonnes of zinc concentrate produced                    3,471          3,165
  Tonnes of zinc concentrate sold                        2,122          1,979
  Grade of zinc concentrate produced:
         Zinc                                            43.51%         46.22%
         Silver (ounces per tonne)                       22.40          25.94

  Average price received:
         Lead (per tonne)                              $   496        $   523
         Zinc (per tonne)                              $ 1,070        $   956
         Silver (per ounce)                            $  5.04        $  5.11

During the quarter ended March 31, 2000, the Company had mining revenue of $818,000 compared to $760,000 in the same period of 1999. The Company has increased its mill throughput by increasing the number of tonnes of old mill tailings that it is running through the mill. Though this has increased the total tonnes of concentrate produced, it has also contributed to a lowering of the average grade of the concentrate. The increase in revenues during the quarter ended March 31, 2000 can be attributed to the increase in concentrate tonnes sold during the period versus the same period in 1999. The increase in tonnes was offset by the decrease in average grade of the concentrate sold noted above and by the lower average metal prices during the quarter as detailed in the table above.

Cash production costs were $851,000, or $319 per tonne in the first quarter of 2000 compared to $686,000 or $282 per tonne during the same period of 1999. The increased per tonne amount is a result of the lower grades described in the preceding paragraph. This trend is expected to reverse during the remainder of 2000 as higher-grade ore from the San Juan/San Jose veins are fed through the mill.

Shutdown and standby costs at Gold Bar were zero during the three month period ended March 31, 2000 compared to $99,000 for the comparable period in 1998. Since the Company is attempting to dismantle and sell all remaining assets at the Gold Bar mine, the costs incurred at the Gold Bar site were accrued as a reduction of the expected proceeds from "assets held for sale " at December 31, 1999. As a result, these costs are charged against assets held for sale.

Geological and land holding costs for the three-month period ending March 31, 2000 were zero compared to $23,000 for the comparable period in 1999. All geological costs have been eliminated in 2000 and land holding costs have been eliminated or assumed by other mineral companies in connection with the joint venture/sale of the respective properties.

General and administrative expenses for the three months ended March 31, 2000 were $129,000 compared to $251,000 for the comparable period in 1999. The Company has continued its efforts to reduce such expenses. Salaries and benefits expenses decreased during the quarter to $60,000 compared to $95,000 in the same period of 1999 as a result of continuing reductions in personnel at the Company's headquarters in Denver, Colorado. Insurance costs also were reduced from $39,000 in 1999 to $15,000 in 2000 as the Company has reduced/eliminated unnecessary insurance coverage in 2000. This was also affected by an insurance credit received in 2000. Legal fees have been reduced from $30,000 in 1999 to $6,000 in 2000 as many legal issues were resolved during 1999. Accounting and auditing fees have also been reduced from $12,000 in 1999 to $6,000 in 2000. Other reductions include rent expense from $25,000 to $9,000 as a result of a move to smaller offices, and shareholder expenses were reduced by $15,000 as a result of the reduction in shareholders in connection with the Company's reorganization. These reductions were offset by an increase in directors' fees and expenses of $16,000 as the Board met on four occasions during the first quarter of 2000 in connection with the Company's emergance from Chapter 11.

Interest expense incurred during the three-month period ended March 31, 2000 was $101,000 compared to $96,000 for the three-month period ended March 31, 1999. The increase is a result of slightly higher balances outstanding in 2000.

During the quarters ended March 31, 2000 and 1999, the Company incurred $108,000 and $166,000 in capital expenditures, substantially all of which related to normal mine development costs at the operation in Bolivia.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

     None

Item 2. Changes in Securities
-----------------------------

     None

Item 3. Defaults upon Senior Securities
---------------------------------------

     None

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     None

Item 5. Other Information
-------------------------

     None

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     a.   Exhibits
          None

     b.   Reports on Form 8-K

          Report on Form 8-K dated February 4, 2000 with respect to the approval of the Company's plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ATLAS MINERALS INC.
                                        -------------------
                                        (Registrant)


                                        By: /s/ James R. Jensen
                                        -----------------------
                                        James R. Jensen
                                        Chief Financial Officer


Date: May 11, 2000                      /s/ James R. Jensen
------------------                      -------------------
                                        James R. Jensen
                                        Chief Financial Officer (Principal
                                        Financial Officer & Chief Accounting
                                        Officer)