Form 10QSB/A
period 2000-03-31
ATLAS MINERALS INC
filed 2000-05-17
CIK 8302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-QSB


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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows (not presented herein) for the periods described in our report dated March 16, 2000, we expressed an unqualified opinion on those consolidated financial statements, with a going concern emphasis paragraph. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.



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