Form 10QSB
period 2000-06-30
ATLAS MINERALS INC
filed 2001-05-15
CIK 8302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                           COMMISSION FILE NO. 1-2714

 (Mark One)

(X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2000 or

( ) Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to ________

                               ATLAS MINERALS INC.
                           --------------------------
                          (Formerly Atlas Corporation)
        (Exact name of small business issuer as specified in its charter)

           COLORADO                                               84-1533604
 ------------------------------                               -----------------
(State or other jurisdiction of                              (I. R. S. Employer
 incorporation or organization)                              Identification No.)

                   2323 S. Troy St, Suite 5-210, Aurora, CO          80014
                    --------------------------------------         --------
                   (Address of principal executive offices)       (Zip Code)

                                  303-306-0823
                            -------------------------
                           (Issuer's telephone number)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes     No  X
                                   -----  -----

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                Yes  X  No
                                   -----  -----

As of April 15, 2001, 6,063,906 shares of Common Stock, par value $0.01 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):
                                Yes     No  X
                                   -----  -----

                          Independent Auditors' Report



The Board of Directors and Stockholders
Atlas Minerals Inc.


We have reviewed the accompanying consolidated balance sheet of Atlas Minerals Inc. and subsidiaries as of June 30, 2000 (Reorganized Company) and the related consolidated statements of operations and cash flows for the three and six month periods then ended (Reorganized Company). These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial statements consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, on December 11, 1999, Atlas Minerals Inc. and two of its subsidiaries emerged from bankruptcy. The consolidated financial statements of the Reorganized Company reflect the impact of adjustments to reflect the fair value of assets and liabilities under fresh start reporting. As a result, the consolidated financial statements of the Reorganized Company are presented on a different basis than those of the Predecessor Entity and, therefore, are not comparable in all respects.

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


/s/ HORWATH GELFOND HOCHSTADT PANGBURN, P.C.
--------------------------------------------
HORWATH GELFOND HOCHSTADT PANGBURN, P.C.


Denver, Colorado
May 9, 2001



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
         --------------------
                                            Atlas Minerals Inc.
                                       (Formerly Atlas Corporation)
                                        Consolidated Balance Sheets
                                           (Reorganized Company)
                                              (in thousands)
                                                                                  June 30,   December 31,
                                                                                    2000        1999
---------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)
ASSETS
  Current assets:
      Cash and cash equivalents                                                   $     25    $    202
      Accounts receivable - trade                                                      930         583
      Accounts receivable - other                                                      173         183
      Assets held for sale                                                             425         735
      Inventories                                                                    1,054       1,036
      Prepaid expenses and other current assets                                        429         425
                                                                                  --------    --------
        Total current assets                                                         3,036       3,164
                                                                                  --------    --------
  Property, plant and equipment                                                      4,258       4,732
  Less: accumulated depreciation, depletion and amortization                          (411)        (54)
                                                                                  --------    --------
                                                                                     3,847       4,678
  Assets held for sale                                                               1,318       1,130
  Other assets                                                                       1,120       1,122
                                                                                  --------    --------
                                                                                  $  9,321    $ 10,094
                                                                                  ========    ========

LIABILITIES
  Current liabilities:
      Trade accounts payable                                                      $    724    $    549
      Accrued liabilities                                                              877         767
      Short-term debt                                                                4,087       3,849
      Estimated reorganization liabilities                                              86         304
                                                                                  --------    --------
        Total current liabilities                                                    5,774       5,469
                                                                                  --------    --------

  Estimated reorganization liabilities                                               1,242       1,029
  Other liabilities, long-term                                                         666         628
                                                                                  --------    --------
        Total long-term liabilities                                                  1,908       1,657
                                                                                  --------    --------
        Total liabilities                                                            7,682       7,126
                                                                                  --------    --------

Commitments and contingencies

STOCKHOLDERS' EQUITY
  Preferred stock, par $1 per share; authorized 1,000,000; no shares issued and
     outstanding                                                                      --          --
  Common stock to be issued (0 shares at June 30, 2000 and 5,154,000 shares at
     December 31, 1999)                                                               --         2,601
  Common stock, par value $0.01 per share; authorized 100,000,000; issued and
     outstanding, 6,063,906 at June 30, 2000 and 909,548 at December 31, 1999           61           9
  Capital in excess of par value                                                     2,999         450
  Deficit                                                                           (1,421)        (92)
                                                                                  --------    --------
        Total stockholders' equity                                                   1,639       2,968
                                                                                  --------    --------
                                                                                  $  9,321    $ 10,094
                                                                                  ========    ========


                              See notes to consolidated financial statements

                                               Page 3 of 14


                                            Atlas Minerals Inc
                                       (Formerly Atlas Corporation)
                                   Consolidated Statements of Operations
                            (In Thousands, Except Per Share Data, Unaudited)


                                                      Three Months Ended            Six Months Ended
                                                           June 30,                     June 30,
                                                   -------------------------     ------------------------
                                                     2000           1999          2000           1999
                                                 (Reorganized   (Predecessor  (Reorganized   (Predecessor
                                                    Company)       Entity)       Company)       Entity)
---------------------------------------------------------------------------------------------------------
Mining revenue                                     $   851        $   942        $ 1,669        $ 1,702
Costs and expenses:
   Production costs                                    684          1,019          1,535          1,705
   Depreciation, depletion and amortization            177            277            355            562
   Impairment of mineral property                      683           --              683           --
   Shutdown and standby costs                         --               79           --              178
   General and administrative expenses                 110            190            239            441
   Geological and land holding costs                  --               27           --               50
                                                   -------        -------        -------        -------

     Gross operating loss                             (803)          (650)        (1,143)        (1,234)

Other (income) and expense:
   Interest expense                                    108             68            209            164
   Interest income                                    --              (43)            (2)          (103)
   Other                                               (15)            (5)           (21)           (37)
                                                   -------        -------        -------        -------
     Loss before reorganization items and
        income taxes                                  (896)          (670)        (1,329)        (1,258)

Reorganization items:
   Legal fees                                         --              (80)          --             (195)
   Other                                              --               (7)          --               (9)
                                                   -------        -------        -------        -------

     Loss before income taxes                         (896)          (757)        (1,329)        (1,462)

Provision for income taxes                            --             --             --             --
                                                   -------        -------        -------        -------

   Net loss                                        $  (896)       $  (757)       $(1,329)       $(1,462)
                                                   =======        =======        =======        =======

Basic and diluted loss per share of common stock   $ (0.15)       $ (0.82)       $ (0.22)       $ (1.59)
                                                   =======        =======        =======        =======

Weighted average number of common
   shares outstanding                                6,064            922          6,064            920
                                                   =======        =======        =======        =======

                             See notes to consolidated financial statements.




                                   Atlas Minerals Inc.
                              (Formerly Atlas Corporation)
                          Consolidated Statements of Cash Flows
                                (In Thousands, Unaudited)

                                                                  Six Months Ended
                                                                       June 30,
                                                             ---------------------------
                                                                 2000           1999
                                                             (Reorganized   (Predecessor
                                                               Company)        Entity)
----------------------------------------------------------------------------------------

Operating activities:
     Net loss                                                  $(1,329)       $(1,462)
     Add non-cash items:
        Depreciation, depletion and amortization                   356            562
        Impairment of mineral property                             683           --
     Net change in operating assets and liabilities (Note 4)       (77)           112
                                                               -------        -------
        Cash used in operating activities                         (367)          (788)
                                                               -------        -------

Investing activities:
     Additions to property, plant and equipment                   (166)          (344)
     Proceeds from sale of equipment                              --               70
     Additions to restricted cash                                 --             (250)
     Investment in assets held for sale                            (63)          --
     Proceeds from sale of assets held for sale                    186          2,643
                                                               -------        -------
        Cash provided by (used in) investing activities            (43)         2,119
                                                               -------        -------

Financing activities:
     Net borrowings (repayment) of short-term debt                 238           (285)
     Payments of estimated reorganization liabilities               (5)          --
                                                               -------        -------
        Cash provided by (used in) financing activities            233           (285)
                                                               -------        -------

Increase (decrease) in cash and cash equivalents                  (177)         1,046

Cash and cash equivalents:
     Beginning of period                                           202              4
                                                               -------        -------

     End of period                                             $    25        $ 1,050
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

3. The Company recorded the transactions related to the reorganization effective December 11, 1999, the confirmation date of the Reorganization Plan, in accordance with SOP 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." The emergence from the Chapter 11 proceeding resulted in the creation of a new reporting entity without any accumulated deficit and with the Company's assets restated to their estimated values. Adjustments to pre-petition liabilities were treated as an extraordinary item - gain from early extinguishment of debt, and adjustments to assets and liabilities in the revaluation of the Reorganized Company were recorded as fresh-start adjustments. Approximately 5,154,000 shares of common stock have been issued in connection with the Reorganization Plan resulting in 6,064,000 shares outstanding. Shares not yet issued as of December 31, 1999 were recorded as "common stock to be issued" in the accompanying consolidated balance sheet as of December 31, 1999.

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

4. The components of the net change in items other than cash related to operating activities as reflected in the Consolidated Statements of Cash Flows are as follows:

                                                      Six Months Ended June 30,
                                                      -------------------------
                                                         2000          1999
                                                     (Reorganized (Predecessor
           (thousands)                                 Company)      Entity)
     ---------------------------------------------------------------------------
        Add (deduct) items other than cash:
           Accounts receivable                          $(337)       $  (4)
           Inventories                                    (18)          13
           Prepaid expenses and other current assets       (4)        (162)
           Restricted cash                               --            190
           Other assets                                     1          (18)
           Trade accounts payable                         174         (165)
           Accrued liabilities                             93           13
           Other liabilities, long-term                    14          245
                                                        -----        -----
                                                        $ (77)       $ 112
                                                        =====        =====

     Net cash used for operating activities reflects cash payments for interest and income taxes as follows:

                                                 Six Months Ended June 30,
                                          -------------------------------------
                                          2000 (Reorganized   1999 (Predecessor
           (thousands)                        Company)             Entity)
     --------------------------------------------------------------------------
       Interest                              $      54            $      121
       Income taxes                                -                     -

     During the six months ended June 30, 2000, the Company issued 5,154,000 shares to former creditors, management and employees of the Company in connection with the Reorganization Plan. These shares had been recorded in common stock to be issued at December 31, 1999 and were transferred to common stock and capital in excess of par value upon issuance.

5. On May 9, 1999, Arisur defaulted on a payment of $478,000 due under its loan agreement with Corporacion Andina de Fomento ("CAF"). Subsequently CAF agreed to restructure the remaining balance of the debt under the condition that Arisur demonstrate that it had a minimum of four years of proven reserves at a production rate of 400 tonnes per day at Arisur's Andacaba mine. In April 2000, Latinamerican Investment Advisory Group ("LIAG"), an independent Latin American engineering firm retained by CAF, confirmed the required amount of reserves and recommended additional investment in the operation in order to assure a sustainable production rate of 400 tonnes per day. Despite this report, the Company and CAF were unable to negotiate a restructuring of the loan. The Company investigated all feasible actions to continue the Arisur operations. These actions included investigating alternative sources of debt and equity financing in order to provide additional investment to Arisur, and consideration of possible restructuring of the Arisur operations. These actions continued into the first quarter of 2001 and ultimately proved unsuccessful due to weakness in mineral prices, continuing losses from Arisur's operations, and the inability to identify alternative sources of debt or equity financing at costs acceptable to management. During the first quarter of 2001, CAF began foreclosure proceedings against Arisur. At that time the Company decided to effectively abandon its investment in Arisur and concentrate its remaining resources on other opportunities. Accordingly, during the quarter ended June 30, 2000, the Company recorded an impairment charge of $683,000 related to the Andacaba mine. The impairment charge was measured based on the amount by which the carrying value of the property exceeded its estimated fair value. Atlas Minerals, Inc. and its other subsidiaries have not guaranteed any liabilities of Arisur.

6. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, as amended, is effective for fiscal years beginning after June 15, 2000. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities. Therefore, management believes that SFAS No. 133 will not have an impact on its financial position or results of operations.

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 provides the Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company believes that it complies with the accounting and disclosure described in SAB No. 101; therefore, management believes that SAB No. 101 will not impact the Company's financial statements.

     Item 2.   Management's Discussion and Analysis
               ------------------------------------

     "SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

     Statements which are not historical facts contained in this Form 10-QSB are forward looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: general economic conditions, metal and mineral prices, political events in foreign countries, the risks associated with foreign operations generally, the timing of receipt of necessary governmental permits, climatic conditions, labor relations, availability and cost of material and equipment, the actual configuration of ore bodies, delays in anticipated start-up dates, environmental risks, the results of financing efforts and other risk factors detailed in the Company's Form 10-KSB and 8-K filed with the Securities and Exchange Commission.

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

     On May 9, 1999, Arisur defaulted on a payment of $478,000 due under its loan agreement with Corporacion Andina de Fomento ("CAF"). Subsequently CAF agreed to restructure the remaining balance of the debt under the condition that Arisur demonstrate that it had a minimum of four years of proven reserves at a production rate of 400 tonnes per day at Arisur's Andacaba mine. In April 2000, Latinamerican Investment Advisory Group ("LIAG"), an independent Latin American engineering firm retained by CAF, confirmed the required amount of reserves and recommended additional investment in the operation in order to assure a sustainable production rate of 400 tonnes per day. Despite this report, the Company and CAF were unable to negotiate a restructuring of the loan. The Company investigated all feasible actions to continue the Arisur operations. These actions included investigating alternative sources of debt and equity financing in order to provide additional investment to Arisur, and consideration of possible restructuring of the Arisur operations. These actions continued into the first quarter of 2001 and ultimately proved unsuccessful due to weakness in mineral prices, continuing losses from Arisur's operations, and the inability to identify alternative sources of debt or equity financing at costs acceptable to management. During the first quarter of 2001, CAF began foreclosure proceedings against Arisur. At that time the Company decided to effectively abandon its investment in Arisur and concentrate its remaining resources on other opportunities. Accordingly, during the quarter ended June 30, 2000, the Company recorded an impairment charge of $683,000 related to the Andacaba mine. Atlas Minerals, Inc. and its other subsidiaries have not guaranteed any liabilities of Arisur.

     CAPITAL RESOURCE REQUIREMENTS

     Liquidity

     As of June 30, 2000, the working capital deficit was $2,738,000, compared to a working capital deficit of $2,306,000 as of December 31, 1999. The Company's current ratio at June 30, 2000 was .53 to 1, compared to .58 to 1 at December 31, 1999. The decrease during the period was primarily a result of operating losses during the period and additional short-term borrowing from its metal supplier, Glencore Bolivia, LTDA.

     The independent auditors' report on the Company's 1999 consolidated financial statements included a "going concern" paragraph that describes substantial doubt about the Company's ability to continue as a going concern. As described under "Recent Events", the Company has effectively abandoned its investment in Arisur in the first quarter of 2001 and is continuing its efforts for the sale/realization of its North American assets. These assets include the salvaging of its Gold Bar mill, sale of the Grassy Mountain property and the pursuit of general liability insurance claims against various insurance carriers for costs incurred to reclaim the Moab uranium tailings pile. The Company believes that these activities should provide sufficient cash for the Company to continue operations through 2001.

     Results of operations

     During the six months ended June 30, 2000, the Company had mining revenue of $1,669,000 compared to $1,702,000 for the same period of 1999. The Company increased its mill throughput during this period from 60,467 tonnes in 1999 to 64,747 tonnes in 2000. This was accomplished by increasing the number of tonnes of old mill tailings. Though this has increased the total tonnes of concentrate produced, it has also contributed to a lowering of the average grade of the concentrate. The decrease in revenues during the six months ended June 30, 2000 can be attributed to a decrease in concentrate tonnes sold and the lower average grade per tonne during the period versus the same period in 1999. During the quarter ended June 30, 2000 mining revenues were $851,000 compared to $942,000 for the same period in 1999. Mill throughput decreased during the quarter ended June 30, 2000. This decrease in tonnage, along with the lower grades discussed above were the reasons for the decrease in revenue during the period.

     Production costs were $1,535,000 for the six months ended June 30, 2000 compared to $1,705,000 during the same period of 1999. For the quarter ended June 30, 2000, production costs were $684,000, compared to $1,019,000 in the same period in 1999. Decreased management oversight costs and other production efficiencies in 2000 have been partially offset by a cost increase as a result of the lower grades discussed above.

     Shutdown and standby costs at Gold Bar were $79,000 and $178,000 for the three and six month periods ended June 30, 1999. These costs related to personnel, property taxes, insurance and other costs of the Company's Gold Bar property. The Company did not renew approximately 80% of the Gold Bar claim block in 1999 and it no longer intends to develop, operate or otherwise invest in the property as a continuing mining operation. Therefore, no shutdown and standby costs were incurred in 2000. In accordance with the Plan of Reorganization, continuing selling and holding costs of the property and equipment were deducted from the fresh-start value.

     Geological and land holding costs for the three and six month periods ended June 30, 2000 were zero compared to $27,000 and $50,000 for the comparable periods in 1999. All geological costs have been eliminated in 2000 and land holding costs have been eliminated or assumed by other mineral companies in connection with the joint venture/sale of the respective properties.

     General and administrative expenses for the six months ended June 30, 2000 were $239,000 compared to $441,000 for the comparable period in 1999, reflecting the Company's continuing efforts to reduce such expenses. Personnel costs decreased during the period to $118,000 from $162,000 in the same period of 1999. This was a result of a reduction in personnel at the Company's headquarters in Aurora, Colorado from a total of six during the six months ended June 30, 1999 to three at June 30, 2000. Insurance costs also were reduced from $79,000 in 1999 to $31,000 in 2000 as the Company has reduced/eliminated unnecessary insurance coverage in 2000. This decrease was also affected by an insurance credit received in 2000. Legal fees were reduced from $38,000 in 1999 to $14,000 in 2000, as certain legal disputes were resolved during 1999. Accounting and auditing fees have also been reduced from $24,000 in 1999 to $12,000 in 2000. Other reductions included rent expense from $52,000 to $16,000 as a result of a move to smaller offices, and shareholder expenses were reduced by $30,000 as a result of the reduction in the number of shareholders in connection with the Company's reorganization. These reductions were offset by an increase in directors' fees and expenses of $17,000, as the Board met on four occasions during the first half of 2000 in connection with the Company's emergence from Chapter 11. For the quarter ended June 30, 2000, general and administrative expenses were $110,000 compared to $190,000 for the quarter ended June 30, 1999. The reduction for the period was a result of reduced personnel costs, insurance, rents, accounting fees and shareholder expenses for the same reasons described above.

     Interest expense incurred during the three and six-month periods ended June 30, 2000 were $108,000 and $209,000 respectively, compared to $68,000 and $164,000 for the three and six-month periods ended June 30, 1999. The increase is a result of higher loan balances outstanding in 2000 at the Company's Arisur subsidiary and also due to higher interest rates in 2000 than in 1999.

     As described above under "Recent Events", the Company recorded an impairment of mineral property of $683,000 in the three and six months ended June 30, 2000 related to its Andacaba mine in Bolivia, South America.

     During the periods ended June 30, 2000 and 1999, the Company incurred $166,000 and $344,000 respectively, in capital expenditures, substantially all of which related to normal mine development costs at the Andacaba mine in Bolivia.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, as amended, is effective for fiscal years beginning after June 15, 2000. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities. Therefore, management believes that SFAS No. 133 will not have an impact on its financial position or results of operations.

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 provides the Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company believes that it complies with the accounting and disclosure described in SAB No. 101; therefore, management believes that SAB No. 101 will not impact the Company's financial statements.

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


                                            ATLAS MINERALS INC.
                                            -------------------
                                            (Registrant)


                                            By:  /s/  James R. Jensen
                                               -------------------------------
                                                      James R. Jensen
                                                      Chief Financial Officer


Date:    May  11, 2001                            /s/  James R. Jensen
                                               -------------------------------
                                                      James R. Jensen
                                                      Chief Financial Officer
                                                      (Principal Financial
                                                      Officer & Chief Accounting
                                                      Officer)