Form 10QSB
period 2000-09-30
ATLAS MINERALS INC
filed 2001-05-15
CIK 8302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                           COMMISSION FILE NO. 1-2714

 (Mark One)

(X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2000 or

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

                                 Yes  X  No
                                    -----  -----

As of April 15, 2001, 6,063,906 shares of Common Stock, par value $0.01 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

                                 Yes     No  X
                                    -----  -----

                          Independent Auditors' Report



The Board of Directors and Stockholders
Atlas Minerals Inc.


We have reviewed the accompanying consolidated balance sheet of Atlas Minerals Inc. and subsidiaries as of September 30, 2000 (Reorganized Company) and the related consolidated statements of operations and cash flows for the three and nine month periods then ended (Reorganized Company). These consolidated financial statements are the responsibility of the Company's management.

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


/s/ HORWATH GELFOND HOCHSTADT PANGBURN, P.C.
--------------------------------------------
HORWATH GELFOND HOCHSTADT PANGBURN, P.C.


Denver, Colorado
May 9, 2001



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
         --------------------
                                                Atlas Minerals Inc.
                                           (Formerly Atlas Corporation)
                                            Consolidated Balance Sheets
                                                  (in Thousands)
                                                                                    September 30,    December 31,
                                                                                        2000            1999
-----------------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)
ASSETS
  Current assets:
     Cash and cash equivalents                                                        $    124        $    202
     Accounts receivable - trade                                                         1,074             583
     Accounts receivable - other                                                           391             183
     Assets held for sale                                                                  450             735
     Inventories                                                                         1,099           1,036
     Prepaid expenses and other current assets                                             424             425
                                                                                      --------        --------
       Total current assets                                                              3,562           3,164
                                                                                      --------        --------
  Property, plant and equipment                                                          4,333           4,732
  Less: accumulated depreciation, depletion and amortization                              (590)            (54)
                                                                                      --------        --------
                                                                                         3,743           4,678
  Assets held for sale                                                                   1,215           1,130
  Other assets                                                                           1,008           1,122
                                                                                      --------        --------
                                                                                      $  9,528        $ 10,094
                                                                                      ========        ========

LIABILITIES
  Current liabilities:
     Trade accounts payable                                                           $    754        $    549
     Accrued liabilities                                                                   833             767
     Short-term debt                                                                     4,401           3,849
     Estimated reorganization liabilities                                                  211             304
                                                                                      --------        --------
       Total current liabilities                                                         6,199           5,469
                                                                                      --------        --------

  Estimated reorganization liabilities                                                   1,117           1,029
  Other liabilities, long-term                                                             588             628
                                                                                      --------        --------
       Total long-term liabilities                                                       1,705           1,657
                                                                                      --------        --------
       Total liabilities                                                                 7,904           7,126
                                                                                      --------        --------

Commitments and contingencies

STOCKHOLDERS' EQUITY
  Preferred stock, par $1 per share; authorized 1,000,000; no shares issued and
     outstanding                                                                          --              --
  Common stock to be issued (0 shares at September 30, 2000 and 5,154,000 shares at
     December 31, 1999)                                                                   --             2,601
  Common stock, par value $0.01 per share; authorized 100,000,000; issued and
     outstanding, 6,063,906 at September 30, 2000 and 909,548 at December 31, 1999          61               9
  Capital in excess of par value                                                         2,999             450
  Deficit                                                                               (1,436)            (92)
                                                                                      --------        --------
       Total stockholders' equity                                                        1,624           2,968
                                                                                      --------        --------
                                                                                      $  9,528        $ 10,094
                                                                                      ========        ========


                                  See notes to consolidated financial statements





                                            Atlas Minerals Inc
                                       (Formerly Atlas Corporation)
                                   Consolidated Statements of Operations
                             (In Thousands, Except Per Share Data, Unaudited)


                                                      Three Months Ended           Nine Months Ended
                                                        September 30,                September 30,
                                                 --------------------------   ---------------------------
                                                     2000          1999           2000           1999
                                                 (Reorganized  (Predecessor   (Reorganized   (Predecessor
                                                   Company)       Entity)        Company)       Entity)
---------------------------------------------------------------------------------------------------------
Mining revenue                                     $   707        $ 1,297        $ 2,376        $ 2,999
Costs and expenses:
   Production costs                                    697          1,178          2,232          2,883
   Depreciation, depletion and amortization            178            272            533            834
   Impairment of mineral property                     --             --              683           --
   Shutdown and standby costs                         --               92           --              270
   General and administrative expenses                  66            169            305            610
   Geological and land holding costs                  --               36           --               86
                                                   -------        -------        -------        -------

     Gross operating loss                             (234)         (450)         (1,377)        (1,684)

Other (income) and expense:
   Interest expense                                    114             88            323            252
   Interest income                                    --              (10)            (2)          (113)
   Other                                              (333)           (27)          (354)           (64)
                                                   -------        -------        -------        -------
     Loss before reorganization items and
        income taxes                                   (15)          (501)        (1,344)        (1,759)

Reorganization items:
   Legal fees                                         --              (88)          --             (283)
   Other                                              --               (6)          --              (15)
                                                   -------        -------        -------        -------

     Loss before income taxes                          (15)          (595)        (1,344)        (2,057)

Provision for income taxes                            --             --             --             --
                                                   -------        -------        -------        -------

   Net loss                                        $   (15)       $  (595)       $(1,344)       $(2,057)
                                                   =======        =======        =======        =======

Basic and diluted loss per share of common stock   $ (0.00)       $ (0.65)       $ (0.22)       $ (2.24)
                                                   =======        =======        =======        =======

Weighted average number of common
   Shares outstanding                                6,064            922          6,064            920
                                                   =======        =======        =======        =======


                             See notes to consolidated financial statements.

                                                Page 4 of 13



                                 Atlas Minerals Inc.
                            (Formerly Atlas Corporation)
                        Consolidated Statements of Cash Flows
                              (In Thousands, Unaudited)

                                                              Nine Months Ended
                                                                September 30,
                                                        ----------------------------
                                                            2000            1999
                                                        (Reorganized    (Predecessor
                                                          Company)         Entity)
------------------------------------------------------------------------------------

Operating activities:
     Net loss                                             $(1,344)        $(2,057)
     Add (deduct) non-cash items:
        Depreciation, depletion and amortization              534             834
        Impairment of mineral property                        683            --
     Net change in non-cash items
       Related to operations (Note 4)                        (572)            178
                                                          -------         -------
        Cash used in operating activities                    (699)         (1,045)
                                                          -------         -------

Investing activities:
     Additions to property, plant and equipment              (240)           (494)
     Proceeds from sale of equipment                         --                70
     Additions to restricted cash                            --              (250)
     Investment in assets held for sale                      (119)           --
     Proceeds from sale of assets held for sale               319           2,643
     Investment in other assets                               (23)           --
     Proceeds from realization of other assets                137            --
                                                          -------         -------
        Cash provided by investing activities                  74           1,969
                                                          -------         -------

Financing activities:
     Net repayment of short-term debt                        --            (1,005)
     Net borrowings of short-term debt                        552             541
     Payment of reorganization liabilities                     (5)           --
                                                          -------         -------
        Cash provided by (used in) financing activities       547            (464)
                                                          -------         -------

Increase (decrease) in cash and cash equivalents              (78)            460

Cash and cash equivalents:
     Beginning of period                                      202               4
                                                          -------         -------

     End of period                                        $   124         $   464
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

4. The components of the net change in items other than cash related to operating activities as reflected in the Consolidated Statements of Cash Flows are as follows:

                                                          Nine Months Ended
                                                            September 30,
                                                     --------------------------
                                                         2000          1999
                                                     (Reorganized  (Predecessor
           (thousands)                                  Company)      Entity)
     --------------------------------------------------------------------------
     Add (deduct) items other than cash:
           Accounts receivable                        $   (699)     $    (193)
           Inventories                                     (63)           156
           Prepaid expenses and other current assets         1            (96)
           Restricted cash                                -               190
           Other assets                                   -               (84)
           Trade accounts payable                          204           (194)
           Accrued liabilities                              49            233
           Other liabilities, long-term                    (64)           166
                                                      --------      ---------
                                                      $   (572)     $     178
                                                      ========      =========

     Net cash used for operating activities reflects cash payments for interest and income taxes as follows:

                                                    Nine Months Ended
                                                      September 30,
                                           -------------------------------------
                                           2000 (Reorganized  1999 (Predecessor
           (thousands)                         Company)           Entity)
     ---------------------------------------------------------------------------
     Interest                                 $    111           $    225
     Income taxes                                  -                  -

     During the nine months ended September 30, 2000, the Company issued 5,154,000 shares to former creditors, management and employees of Atlas in connection with Reorganization Plan. These shares had been recorded in common stock to be issued at December 31, 1999 and transferred to common stock and capital in excess of par value upon issuance.

5. On May 9, 1999, Arisur defaulted on a payment of $478,000 due under its loan agreement with Corporacion Andina de Fomento ("CAF"). Subsequently CAF agreed to restructure the remaining balance of the debt under the condition that Arisur demonstrate that it had a minimum of four years of proven reserves at a production rate of 400 tonnes per day at Arisur's Andacaba mine. In April 2000, Latinamerican Investment Advisory Group ("LIAG"), an independent Latin American engineering firm retained by CAF, confirmed the required amount of reserves and recommended additional investment in the operation in order to assure a sustainable production rate of 400 tonnes per day. Despite this report, the Company and CAF were unable to negotiate a restructuring of the loan. The Company investigated all feasible actions to continue the Arisur operations. These actions included investigating alternative sources of debt and equity financing in order to provide additional investment to Arisur, and consideration of possible restructuring of the Arisur operations. These actions continued into the first quarter of 2001 and ultimately proved unsuccessful due to weakness in mineral prices, continuing losses from Arisur's operations, and the inability to identify alternative sources of debt or equity financing at costs acceptable to management. During the first quarter of 2001, CAF began foreclosure proceedings against Arisur. At that time the Company decided to effectively abandon its investment in Arisur and concentrate its remaining resources on other opportunities. Accordingly, during the nine months ended September 30, 2000, the Company recorded an impairment charge of $683,000 related to the Andacaba mine. The impairment charge was measured based on the amount by which the carrying value of the property exceeded its estimated fair value. Atlas Minerals, Inc. and its other subsidiaries have not guaranteed any liabilities of Arisur.

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

     On May 9, 1999, Arisur defaulted on a payment of $478,000 due under its loan agreement with Corporacion Andina de Fomento ("CAF"). Subsequently CAF agreed to restructure the remaining balance of the debt under the condition that Arisur demonstrate that it had a minimum of four years of proven reserves at a production rate of 400 tonnes per day at Arisur's Andacaba mine. In April 2000, Latinamerican Investment Advisory Group ("LIAG"), an independent Latin American engineering firm retained by CAF, confirmed the required amount of reserves and recommended additional investment in the operation in order to assure a sustainable production rate of 400 tonnes per day. Despite this report, the Company and CAF were unable to negotiate a restructuring of the loan. The Company investigated all feasible actions to continue the Arisur operations. These actions included investigating alternative sources of debt and equity financing in order to provide additional investment to Arisur, and consideration of possible restructuring of the Arisur operations. These actions continued into the first quarter of 2001 and ultimately proved unsuccessful due to weakness in mineral prices, continuing losses from Arisur's operations, and the inability to identify alternative sources of debt or equity financing at costs acceptable to management. During the first quarter of 2001, CAF began foreclosure proceedings against Arisur. At that time the Company decided to effectively abandon its investment in Arisur and concentrate its remaining resources on other opportunities. Accordingly, during the nine months ended September 30, 2000, the Company recorded an impairment charge of $683,000 related to the Andacaba mine. Atlas Minerals, Inc. and its other subsidiaries have not guaranteed any liabilities of Arisur.



     CAPITAL RESOURCE REQUIREMENTS

     Liquidity

     As of September 30, 2000, the working capital deficit was $2,637,000, compared to $2,305,000 as of December 31, 1999. The Company's current ratio at September 30, 2000 was .57 to 1, compared to .58 to 1 at December 31, 1999. The decrease during the period was primarily a result of operating losses during the period and additional short-term borrowing from its metal supplier, Glencore Bolivia, LTDA.

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

     Results of operations

     During the nine months ended September 30, 2000, the Company had mining revenue of $2,376,000 compared to $2,999,000 for the same period of 1999. During the quarter ended September 30, 2000 mining revenues were $707,000 compared to $1,297,000 for the same period in 1999. Production decreased during the third quarter of 2000 versus the third quarter of 1999 due to the depletion of the "tailings pile ore" which had previously supplemented the Andacaba ore, and also as a result of several union work stoppages during the quarter. In addition, not all concentrate produced was sold during the quarter, resulting in lower sales and higher quarter-end inventories. Some of this shortfall will reverse in the fourth quarter of 2000.

     Production costs were $2,232,000 for the nine months ended September 30, 2000 compared to $2,883,000 during the same period of 1999. For the quarter ended September 30, 2000, production costs were $697,000, compared to $1,178,000 in the same period in 1999. The decrease in costs is primarily related to the lower production and concentrate sales discussed above.

     Shutdown and standby costs at Gold Bar were $92,000 and $270,000 for the three and nine month periods ended September 30, 1999. These costs related to personnel, property taxes, insurance and other costs of the Company's Gold Bar property. The Company did not renew approximately 80% of the Gold Bar claim block in 1999 and it no longer intends to develop, operate or otherwise invest in the property as a continuing mining operation. Therefore, no shutdown and standby costs were incurred in 2000. In accordance with the Plan of Reorganization, continuing selling and holding costs of the property and equipment were deducted from the fresh-start value.

     Geological and land holding costs for the three and nine month periods ended September 30, 2000 were zero compared to $36,000 and $86,000 for the comparable periods in 1999. All geological costs have been eliminated in 2000 and land holding costs have been eliminated or assumed by other mineral companies in connection with the joint venture/sale of the respective properties.

     General and administrative expenses for the nine months ended September 30, 2000 were $305,000 compared to $610,000 for the comparable period in 1999, reflecting the Company's continuing efforts to reduce such expenses. Personnel costs decreased during the period to $151,000 from $257,000 in the same period of 1999. This was a result of a reduction in personnel at the Company's headquarters in Aurora, Colorado from a total of six during the nine months ended September 30, 1999 to one at September 30, 2000. Insurance costs also were reduced from $98,000 in 1999 to $45,000 in 2000 as the Company has reduced/eliminated unnecessary insurance coverage in 2000. This reduction was also affected by an insurance credit received in 2000. Legal fees were reduced from $38,000 in 1999 to $18,000 in 2000, as certain legal disputes were resolved during 1999. Accounting and auditing fees have also been reduced from $36,000 in 1999 to $18,000 in 2000. Other reductions included rent expense from $70,000 to $23,000 as a result of a move to smaller offices, and shareholder expenses were reduced by $37,000 as a result of the reduction in the number of shareholders in connection with the Company's reorganization. These reductions were offset by an increase in directors' fees and expenses of $13,000 as the Board met on five occasions during 2000 in connection with the Company's emergence from Chapter 11. For the quarter ended September 30, 2000, general and administrative expenses were $67,000 compared to $169,000 for the same period in 1999. The reduction for the period was a result of reduced personnel costs, insurance, rents, accounting fees and shareholder expenses for the same reasons described above.

     Interest expense incurred during the three and nine-month periods ended September 30, 2000 were $114,000 and $323,000 respectively, compared to $88,000 and $252,000 for the three and nine-month periods ended September 30, 1999. The increase is a result of higher loan balances outstanding in 2000 at the Company's Arisur subsidiary and also due to higher interest rates in 2000 than in 1999.

     During the periods ended September 30, 2000 and 1999, the Company incurred $240,000 and $494,000 respectively, in capital expenditures, substantially all of which related to mine development costs at the Andacaba mine in Bolivia.

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