Form 10KSB
period 2000-12-31
ATLAS MINERALS INC
filed 2001-05-15
CIK 8302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     Annual Report Pursuant to Section 13 or
        15(d) of the Securities Exchange Act of 1934 for the fiscal Year
                             Ended December 31, 2000

                           COMMISSION FILE NO. 1-2714

                               ATLAS MINERALS INC.
                               -------------------
                          (Formerly Atlas Corporation)
             (Exact name of Registrant as specified in its charter)

COLORADO                                                              84-1533604
-------------------------------                              -------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

2323 S. Troy Street, Suite 5-210, Aurora, CO 80014                  303-306-0823
--------------------------------------------------        ----------------------
(Address of principal executive offices) (Zip Code)      (Registrant's telephone
                                                     number including area code)

Securities registered pursuant to Section 12(b) of the Act:

--------------------------------------------------------------------------------
                                                       Name Of Each Exchange
         Title Of Each Class                           On Which Registered
--------------------------------------------------------------------------------
Common Stock, par value $0.01 per share                         None

--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year were $3,372,000

Aggregate market value of 3,068,476 shares of Common Stock held by non-affiliates of the Registrant as of April 20, 2001 was $368,217.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

As of April 20, 2001 Registrant had outstanding 6,063,858 shares of Common Stock, $0.01 Par Value, its only class of voting stock.

Documents Incorporated by Reference - None

Transitional Small Business Disclosure Format    Yes [ ]       No [ X ]

                                     PART I

Item 1. Description of Business
        -----------------------

Atlas Minerals Inc. (formerly Atlas Corporation) ("Atlas") filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code on September 22, 1998. Atlas Precious Metals Inc. ("APMI") and Atlas Gold Mining Inc. ("AGMI"), two of the Company's subsidiaries, also filed petitions for relief under Chapter 11 on January 26, 1999. On December 11, 1999, the Bankruptcy Court approved the plans of reorganization of Atlas, APMI and AGMI (collectively the "Reorganization Plan"). Atlas, APMI and AGMI have consummated the Reorganization Plan and emerged from Chapter 11 on January 10, 2000. Final decrees were issued on November 8, 2000 by the Bankruptcy Court officially closing the APMI and AGMI cases. The Atlas case remains open, with the Bankruptcy Court retaining limited jurisdiction, pending the entry of a final decree closing the case. The one remaining issue before the court is an adversary proceeding against TRW, Inc. See Item 3. "Legal Proceedings" for additional discussion.

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

All statements other than statements of historical fact made in this Form 10-KSB are forward looking. In particular, statements regarding industry prospects, future results of operations or financial position, and statements preceded by, followed by or that include the words "intends," "estimates," "believes," "will," "expects," "anticipates," "should," "could," or similar expressions, are forward looking statements and reflect our current expectations and are inherently uncertain. Actual results may differ significantly from our expectations. Factors that could cause actual results to differ include, among others: general economic conditions, metal and mineral prices, political events in foreign countries, the risks associated with foreign operations generally, the timing of receipt of necessary governmental permits, climatic conditions, labor relations, availability and cost of material and equipment, the actual configuration of ore bodies, delays in anticipated start-up dates, environmental risks, the results of financing efforts and other risk factors detailed in this Form 10-KSB and Form 8-Ks filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements.

GENERAL
-------

The Company is principally engaged in the exploration, development and exploitation of mineral properties. The Reorganized Company was incorporated under the laws of the State of Colorado on February 3, 2000. The principal office of the Company is located at 2323 South Troy Street, Suite 5-210, Aurora, Colorado 80014. The Company holds 100% ownership of one operating subsidiary, Arisur Inc. ("Arisur"), a Grand Cayman corporation (see discussion below for current status of its activities). The Company also owns an inactive subsidiary, Suramco Metals, Inc. ("Suramco"). In addition, Atlas owns approximately 85% of APMI, incorporated under the laws of the State of Nevada, which holds the Grassy Mountain property. APMI also owns approximately 63% of AGMI, incorporated under the laws of the State of Nevada, which holds the mineral reserves and other assets and infrastructure at the Gold Bar mine. Each of the properties is described below.

As of April 26, 2001, Atlas employs 1 person at its headquarters in Aurora, Colorado.

ARISUR INC.
-----------

Until the first quarter of 2001, Arisur owned and operated the Andacaba Mine and Mill as well as the Don Francisco and Koyamayu development properties. All three properties are underground lead, zinc and silver operations located in southern Bolivia. Arisur processed ore through its Andacaba Mill and in 1997 purchased the Koyamayu property and the Comali Mill for expansion opportunities. In 1998, the operating company in Bolivia, Compania Minera Andacaba S.A., was merged into Arisur Inc., the Bolivian Branch, 100% controlled by Arisur.

On May 9, 1999, Arisur defaulted on a payment of $478,000 due under its loan agreement with Corporacion Andina de Fomento ("CAF"). Subsequently CAF agreed to restructure the remaining balance of the debt under the condition that Arisur demonstrate that it had a minimum of four years of proven reserves at a production rate of 400 tonnes per day at Arisur's Andacaba mine. In April 2000, Latinamerican Investment Advisory Group ("LIAG"), an independent Latin American engineering firm, confirmed the required amount of reserves and recommended additional investment in the operation in order to assure a sustainable production rate of 400 tonnes per day. Despite this report, the Company and CAF were unable to negotiate a restructuring of the loan. The Company investigated all feasible actions to continue the Arisur operations. These actions included investigating alternative sources of debt and equity financing in order to provide additional investment to Arisur, and consideration of possible restructuring of the Arisur operations. These actions continued into the first quarter of 2001 and ultimately proved unsuccessful due to weakness in mineral prices, continuing losses from Arisur's operations, and the inability to identify alternative sources of debt or equity financing at costs acceptable to management. During the first quarter of 2001, CAF began foreclosure proceedings against Arisur and the Company's participation in Arisur's operations was terminated. Therefor the investment in Arisur was effectively abandoned as of January 1, 2001. The Company has decided to concentrate its remaining resources on other opportunities. See Notes 3 and 4 to the Consolidated Financial Statements in Item 7 for additional discussion and information.

GRASSY MOUNTAIN PROPERTY
------------------------

Project Status

On February 14, 2000, Atlas signed a purchase option agreement (the "Option Agreement") for the Grassy Mountain property with Seabridge Resources Inc. ("Seabridge"). Under the terms of the Option Agreement, Seabridge paid to Atlas $150,000 (non-refundable) for the exclusive option to acquire the Grassy Mountain property anytime on or before December 31, 2001. In order to maintain the option for the full term of the Option Agreement, Seabridge must make additional option payments of $50,000 on or before July 31, 2000 (paid), $100,000 on or before December 31, 2000 (paid) and $50,000 on or before July 31, 2001. In December 2000, the Option Agreement was amended to allow Seabridge to extend the term of the agreement to June 30, 2002 in exchange for an additional $50,000 non-refundable option payment on or before December 31, 2001. If Seabridge exercises its option, this additional option payment will be credited towards the purchase price of the Grassy Mountain property. Seabridge may exercise its option at any time during the option period to acquire the Grassy Mountain property for $1.7 million. The purchase price would consist of a $250,000 cash payment, Seabridge common shares (up to the maximum allowable by the Canadian Venture Exchange) and cash such that the total of the two shall equal $750,000, and a $700,000, 5% promissory note payable in three equal installments of $233,333 every six months from the date of the promissory note. The note would be secured by a first priority lien and security interest on the Grassy Mountain property.

Under the terms of the Reorganization Plan, proceeds from the sale of Grassy Mountain will first be utilized to pay expenses of APMI with the remaining proceeds to be distributed amongst APMI creditors, Atlas creditors and Atlas such that Atlas will receive approximately 21% of the excess proceeds.

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

Detailed mapping and sampling were completed in 1986 and several drill targets were defined. Hole 26-9 is considered the discovery hole with 145 feet of mineralization averaging 0.075 oz. Au/t. The claim block was expanded and exploration work continued through 1991. The Predecessor Entity completed 388 drill holes for a total of approximately 221,500 feet on the property.

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

Exploration work during Tombstone's program at Grassy Mountain included 8,500 feet of reverse circulation and core drilling in ten drillholes. Tombstone completed an extensive review of previous work at the property and commissioned an economic review and scoping study by Pincock Allen & Holt ("PA&H"). The 1997 review indicated the potential for the existing resource to be economically recoverable through underground mining methods. The review also concluded that significant additional exploration potential exists to identify additional high grade and bulk mineable low-grade deposits.

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

GOLD BAR MINE
-------------

Project Status

In August 1999, the Predecessor Entity reached an agreement with Bonanza Explorations Inc. (as a successor corporation to Vengold Inc.) ("Bonanza") giving Bonanza the option to acquire all of the Company's interest in 603 unpatented lode claims and 6 patented lode claims at the Gold Bar property. Bonanza is obligated under the agreement to incur $200,000 in exploration costs on the property by December 31, 2001. The Company will retain a 2% net smelter royalty interest in the property if the option is exercised. The Company has retained 8 patented millsite claims. The Company's remaining claims on the Gold Bar property were dropped on August 31, 1999 in order to avoid paying the annual holding fees on the claims of approximately $260,000. The Company no longer intends to develop, operate or otherwise invest in this property.

On January 11, 2000, Atlas entered into an exclusive agreement with Machinery and Equipment Company, Inc. ("M&E") to dismantle, salvage and sell the mill and related equipment at the Gold Bar property. M&E will receive a 25% commission on all proceeds received under the agreement. Net receipts from the sale of the equipment were approximately $90,000 during 2000.

Under the terms of the Reorganization Plan, proceeds from the sale of the mill and related equipment at Gold Bar will first be utilized to pay certain priority claims, including administrative expenses of Atlas (approximately $178,000 at December 31, 2000) and $60,000 to another creditor. Proceeds in excess of these amounts will be distributed amongst AGMI creditors, APMI creditors, Atlas creditors and Atlas such that Atlas will receive approximately 15% of any excess proceeds.

Location

The Gold Bar property is located in and adjacent to the Roberts Mountains in Eureka County, Nevada, at elevations ranging from 6,400 to 8,800 feet above sea level. The area is reached by traveling 22 miles west of Eureka, Nevada, on U.S. Highway No. 50 and 17 miles northeast along the Three Bars Road.

Property

The Gold Bar property area encompasses approximately 20 square miles. There are 603 unpatented lode-mining claims 100% owned by Atlas. Atlas also owns 6 patented lode claims and 8 patented millsite claims.

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


                          Proven and Probable Reserves
                                  December 1996

                                                                                   Contained
                               Ore tons            Grade (oz Au/t)                 Ounces(1)
                            ---------------------------------------------------------------------

Gold Pick East                   1,278,000              0.073                       93,939
Gold Pick West                   1,009,000              0.069                       69,909
Gold Ridge                         391,000              0.059                       23,077
                            ----------------------------------------------------------------------

Total                            2,678,000              0.070                      186,925
                            ======================================================================

(1) Estimated recoverable ounces of 157,000 based upon an overall 84% recovery rate.

                              Measured & Indicated
                             Mineralized Material *

                              Tons                                            Contained
                              (000)              Grade (oz Au/t)               Ounces
                             -----------------------------------------------------------

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


**   Advanced prospects include Cabin Creek, Hunter, Gold Canyon and Pot Canyon.

At April 13, 2001 the market price of gold was $259 per ounce. The foregoing reserves and mineralized material are not economic at this price.

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

Environmental Issues
--------------------

The Company is required to comply with various federal, state and local regulations relating to environmental matters at its properties from time to time. Any other operator of the Company's properties will be required to comply with these regulations as well. In addition, any potential purchaser of the Company's properties takes into account the potential cost of compliance with environmental regulations. The Company and any operator or subsequent owner of its properties will be required to obtain permits from various governmental agencies in order to mine and mill metals. The Company cannot anticipate whether increasing costs of environmental compliance for its properties will have a material adverse impact on operations or competitive position.

Competition
-----------

The Company competes with substantially larger companies in the acquisition of properties and the production and sale of metals and it may be considered to be at a competitive disadvantage compared to such companies. The Company does not believe that it or any other competitor is a material factor in the metal markets, and the price which it may receive for its production will depend almost entirely upon market conditions over which it will have no control. The Company believes that it can promptly sell at current market prices all of the metals that it can produce.

Mining and Processing
---------------------

The Company's mining operations are subject to risks and hazards inherent in the mining industry, including but not limited to unanticipated variations in grade and other geological problems, water conditions, surface or underground conditions, metallurgical and other processing problems, mechanical equipment performance problems, the unavailability of materials and equipment, accidents, labor force and transportation disruptions, unanticipated transportation costs and weather conditions, any of which can materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures and production commencement dates.

Item 2. Description of Property
        -----------------------

The Company's material properties consist of the Gold Bar and Grassy Mountain gold properties, which contain gold resources, described under "Item 1. Business".

Item 3. Legal Proceedings
        -----------------

See discussion of the Chapter 11 reorganization in item 1 - "business" and item 6 - "management's discussion and analysis or plan of operation."

Atlas is in an adversary proceeding against TRW, Inc. ("TRW") and the United States Environmental Protection Agency (the "EPA") pending before the Bankruptcy Court, District of Colorado. This action was brought by Atlas seeking a declaratory judgment that Atlas' obligations under a Consent Decree between Atlas, TRW and the EPA (the "Decree") have been discharged under its confirmed Reorganization Plan. TRW and the EPA asserted that obligations under the Decree are not dischargeable under Federal bankruptcy laws.

On October 4, 2000, Atlas and the EPA entered into a settlement agreement whereby the EPA concurred with Atlas that all obligations to reimburse the EPA for response and oversight costs at the Coalinga mine-site ("Coalinga") under the Decree are discharged. The parties also agreed that Atlas "remains obligated to perform any further "injunctive relief" which may be required under the Decree." Injunctive relief constitutes clean-up, maintenance or operation activities at the Coalinga mine-site should they become necessary in the future, but does not include ongoing oversight and response costs as defined in the Decree. The Company considers the chance of future "injunctive relief" costs to be remote.

On February 5, 2001, the Court granted a partial summary judgement, in favor of Atlas, that $411,000 of the $534,000 claimed by TRW was discharged by Atlas' confirmed Plan of Reorganization. The claim for the remaining $123,000, which represents TRW's estimate of future response cost obligations under the Decree, is still pending before the Court. Management believes that it has arguments that the remaining obligations under the Decree are also subject to discharge under Federal bankruptcy laws. However, management is unable to predict the ultimate outcome or any potential damages to the Company at this time.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

No matters were submitted to a vote of the security holders of the Company during the quarter ended December 31, 2000.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters
        --------------------------------------------------------

Atlas' common stock is traded on the OTC Pink Sheets under the symbol ATMR. The high and low sales prices for the common stock for each quarterly period are as follows:


                               Quarter Ended                 Year Ended                Year Ended
                                 March 31,                  December 31,              December 31,
                                    2001                        2000                      1999
                         -------------------------------------------------------------------------------
Quarter Ended                High          Low           High          Low          High         Low
--------------------------------------------------------------------------------------------------------
March 31                 $  0.75       $    0.10     $    1.80     $    0.75     $    2.70    $    1.20
June 30                                                   1.50          0.02          1.77         0.75
September 30                                              0.50          0.18          2.40         0.75
December 31                                               0.25          0.10          2.85         0.75


The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. All prices have been adjusted to reflect a 1 for 30 reverse split effective on January 10, 2000. Since the change of the Company's trading symbol to ATMR, a result of the reorganization, there has been no discernable market for the Company's stock.

No dividends were declared in the year ended December 31, 2000. At April 19, 2001, there were approximately 400 holders of record of the Company's common stock.

Item 6. Management's Discussion and Analysis or Plan of Operation
        ---------------------------------------------------------

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and accompanying notes.

GENERAL OVERVIEW
----------------

As previously noted, on September 22, 1998, Atlas filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Colorado. On January 26, 1999, APMI and AGMI also filed petitions for relief under Chapter 11. The Company has not, and does not intend to seek protection under any applicable bankruptcy laws for its wholly owned subsidiary, Arisur. On December 11, 1999, the Bankruptcy Court approved the Reorganization Plan of Atlas, APMI and AGMI. Atlas, APMI and AGMI have consummated the Reorganization Plan and emerged from Chapter 11 on January 10, 2000. Final decrees were issued on November 11, 2000 by the Bankruptcy Court officially closing the APMI and AGMI cases. The Atlas case remains open, with the Bankruptcy Court retaining limited jurisdiction, pending the entry of a final decree closing the case. The one remaining issue before the court is an adversary proceeding against TRW, Inc. See Item 3. "Legal Proceedings" for additional discussion


The Predecessor Entity's largest pre-petition liability was its approximately $21 million obligation to decommission and reclaim its uranium millsite (the "Millsite") located near Moab, Utah. On April 28, 1999, the Company, along with the U.S. Nuclear Regulatory Commission ("NRC"), the State of Utah, ACSTAR (surety provider for Atlas) and others, executed the Moab Utah Millsite Transfer Agreement ("MUMTA"), which absolved the Company from all future liability with respect to the Millsite. The agreement, approved by the Bankruptcy Court on June 22, 1999, was reached to avoid lengthy and expensive litigation over the future of the Millsite. As consideration for this release, Atlas contributed certain Millsite related assets to a Reclamation Trust to be controlled by the government. The assets include all current and future Title X receivables (Federal cost reimbursement program for uranium reclamation costs incurred), Atlas' water rights and land at the Millsite and $5,250,000 of restricted cash. Additionally, ACSTAR and the Reclamation Trust each will receive 2.5% of the stock in the Reorganized Company. The Company recognized a gain of $756,000 on the transaction, which is included in "Extraordinary item: net gain from extinguishment of debt" in the consolidated statement of operations for the period ended December 11, 1999.

The majority of the remaining claims against the Predecessor Entity were treated as unsecured claims (the "Creditors") in the Bankruptcy proceeding. Under the Reorganization Plan, these claims were entitled to receive stock representing 67.5% of the Reorganized Company. In addition, the Creditors will receive a percentage distribution upon the sale/realization of certain assets of the Reorganized Company. Those assets include; 1) proceeds from the salvaging of the Company's Gold Bar mill facility and related equipment located near Eureka, Nevada (reorganization value of $940,000, 75% to Creditors); 2) proceeds from the sale of the Company's Grassy Mountain property located in eastern Oregon (reorganization value of $925,000, 75% to Creditors) and 3) proceeds from commercial general liability claims ("CGL Claims") against various insurance carriers for reimbursement of costs incurred at the Millsite (reorganization value of $1.5 million, Creditors receive 10% of the first $1.5 million of net proceeds, 50% thereafter).

The Reorganization Plan also provided for the distribution of stock representing 12.5% of the Reorganized Company to Management and employees of the Company as recognition for their efforts in the reorganization process. The remaining 15% of the Reorganized Company remains with the equity holders of the Predecessor Entity.

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

During the period from December 12, 1999 to December 31, 1999, there were no significant events or operational changes that warrant separate disclosure. Arisur generally sells one lot of each the zinc concentrate and the lead concentrate each month. During December 1999, these sales fell in the second half of the month and accordingly were recorded in the period from December 12, 1999 to December 31, 1999. Production costs for this period include the usual and customary costs allocated to cost of sales including mine management for the full month of December. All other costs recorded during the period from

December 12, 1999 to December 31, 1999 were recorded either on a pro-rata basis for the month of December or on a specific charge basis as appropriate in the circumstances.

On May 9, 1999, Arisur defaulted on a payment of $478,000 due under its loan agreement with Corporacion Andina de Fomento ("CAF"). Subsequently CAF agreed to restructure the remaining balance of the debt under the condition that Arisur demonstrate that it had a minimum of four years of proven reserves at a production rate of 400 tonnes per day at Arisur's Andacaba mine. In April 2000, Latinamerican Investment Advisory Group ("LIAG"), an independent Latin American engineering firm retained by CAF, confirmed the required amount of reserves and recommended additional investment in the operation in order to assure a sustainable production rate of 400 tonnes per day. Despite this report, the Company and CAF were unable to negotiate a restructuring of the loan. The Company investigated all feasible actions to continue the Arisur operations. These actions included investigating other sources of debt and equity financing in order to provide additional investment to Arisur, and consideration of possible restructuring of the Arisur operations. These actions continued into the first quarter of 2001 and ultimately proved unsuccessful due to weakness in mineral prices, continuing losses from Arisur's operations, and the inability to identify alternative sources of debt or equity financing at costs acceptable to management. During the first quarter of 2001, CAF began foreclosure proceedings against Arisur and the Company's participation in Arisur's operations was terminated. Therefor the investment in Arisur was effectively abandoned as of January 1, 2001. The Company has decided to concentrate its remaining resources on other opportunities. During the year ended December 31, 2000, the Company recorded an impairment charge of $683,000 related to the Andacaba mine. Atlas Minerals, Inc. and its other subsidiaries have not guaranteed any liabilities of Arisur. Therefor, all revenue, cost of operations, assets and liabilities of Arisur will be eliminated from the financial statements of the Company during 2001 and future years. See Note 4 to the Consolidated Financial Statements in
Item 7. for pro forma Arisur/Atlas financial information as of and for the year ended December 31, 2000.

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES
------------------------------------------------

During 2000 the working capital deficit increased approximately $300,000 from $2.3 million at December 31, 1999 to $2.6 million at December 31, 2000. This was primarily a result of cash used in operations during the year of $582,000 and development costs at the Andacaba mine of $254,000. That reduction was offset by cash generated from other assets and assets held for sale of approximately $400,000 (net of investments in these assets of approximately $212,000). Excluding Arisur operations, the Company's working capital was $600,000 at December 31, 2000 compared to $300,000 at December 31, 1999. The increase was primarily a result of the activity in other assets and assets held for sale discussed above.

During the years ended December 31, 2000 and 1999, the Company had capital expenditures of $254,000 and $718,000 respectively, consisting almost entirely of development expenditures at its Andacaba mine in Bolivia. The Company currently anticipates that capital expenditures will be minimal in 2001.

The Company expects to generate cash to cover general, administrative and other operating expenses through the sale/realization of its North American assets. These assets include the salvaging of the Gold Bar mill (see "Item 1. Business, Gold Bar Mine"), sale of the Grassy Mountain property (see "Item 1. Business, Grassy Mountain Property") and the pursuit of insurance claims against various insurance carriers for costs incurred to reclaim the Moab uranium tailings pile. While the Company is confident in the ultimate realization of these assets, it cannot be certain as to the timing or the exact amount of proceeds that will be received. However, during 2000 and the first quarter of 2001, the Company was able to generate cash from these sources sufficient to fund operations through the third quarter of 2001. Along with other anticipated receipts during 2001, the Company believes that cash will be sufficient to cover its operations through 2001. Future cash requirements will be funded from the sources noted above and/or alternative sources of financing including loans against the aforementioned assets, equity financing or project financing as deemed necessary.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

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

RESULTS OF OPERATIONS
---------------------

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999
-------------------------------------------------------------------------

Revenues

During the year ended December 31, 2000, the Company had mining revenue of $3,372,000 compared to $3,485,000 in the year ended December 31, 1999. The decrease was attributable to lower ore grades during the period and lower average metal prices.

Production Costs and Depreciation, Depletion and Amortization

Production costs during the year ended December 31, 2000 were $3,234,000 compared to $3,657,000 for the same period in 1999. The lower costs are a result of decreased overhead costs during the period and also operating cost reductions and efficiencies implemented at the end of 1998 and during 1999.

Depreciation, depletion and amortization decreased to $686,000 in the year ended December 31, 2000, from $1,009,000 in 1999. The reduction was a result of the change in basis of property, plant and equipment as described and detailed in
Note 2 to the Consolidated Financial Statements in Item 7.

Shutdown and standby costs

Shutdown and standby costs at Gold Bar were $346,000 for the year ended December 31, 1999. These costs related to property taxes, insurance and other costs of the Company's Gold Bar property. The Company no longer intends to develop, operate or otherwise invest in the property as a continuing mining operation. Therefore, no shutdown and standby costs were incurred in 2000. In accordance with the Plan of Reorganization, continuing selling and holding costs of the property and equipment were deducted from the fresh-start value.

Geological costs

Geological and land holding costs for the year ended December 31, 2000 were zero compared to $106,000 for the same 1999 period. All geological costs were eliminated in 2000 and land holding costs were eliminated or assumed by other mineral companies in connection with the joint venture/sale of the respective properties.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2000 were $347,000, which compares to $720,000 for the year ended December 31, 1999, reflecting the Company's continuing efforts to reduce such expenses. As a result of staff reductions at the Company's headquarters, payroll costs and benefits have been reduced over this period from $308,000 to $159,000. Insurance costs were also reevaluated and reduced where possible, declining from $109,000 to $65,000 in 2000. Legal fees were reduced from $38,000 in 1999 to $14,000 in 2000 as certain legal disputes were resolved or settled. Shareholder services and public relations were reduced from $48,000 in 1999 to $2,000 in 2000. The Company moved its headquarters to smaller, more economical office space during 2000 resulting in a reduction of rent costs from $80,000 in 1999 to $24,000 in 2000. Other areas of reduction included taxes and licenses, accounting and auditing fees and office overhead costs.

Other

Interest expense for the year ended December 31, 2000 was $437,000 compared to $352,000 for the same period in 1999. The increase is a result of higher loan balances outstanding in 2000 at the Company's Arisur subsidiary and also due to higher interest rates in 2000 than in 1999.

Other income/expense in 2000 of $369,000 included a gain of $209,000 relating to the settlement of a lawsuit with the power supplier of Arisur.

As described above under "Recent Events", the Company recorded an impairment of mineral property of $683,000 in the three and six months ended June 30, 2000 related to its Andacaba mine in Bolivia, South America.

Reorganization costs were $834,000 for the year ended December 31, 1999. This amount includes a charge of $384,000 for stock issued to management and employees of the Company as compensation for their efforts during the reorganization as well as professional and other fees related to the reorganization. As the Company emerged from Chapter 11 in January 2000, no reorganization expenses were incurred in 2000.

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

The $4.1 million write down in the carrying value of Arisur and $1.3 million write down of the Gold Bar assets at December 11, 1999 relates primarily to decisions made in connection with the Reorganization Plan. With regard to Gold Bar, The Company did not have sufficient funding in 1999 to renew approximately 80% of the Gold Bar claim block. Under the Reorganization Plan, the Reorganized Company will salvage the mill and related infrastructure rather than attempt to sell or develop the property as a continuing mining operation. Therefore, the reorganization value of Gold Bar was less than the Company anticipated earlier in 1999. With regard to Arisur, a combination of lower than expected metal prices, lower than expected ore grades, and a deteriorating working capital position in 1999 led management to reassess the recoverability of the carrying value of the Arisur assets at the end of 1999. Based upon this reassessment, management concluded that a write down was appropriate.

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

Item 7. Financial Statements
        --------------------

Index to Financial Statements                                            Page

        Consolidated Statements of Operations for
        the Year Ended December 31, 2000, the Period
        from December 12, 1999 to December 31, 1999 and the
        Period from January 1, 1999 to December 11, 1999                  18

        Consolidated Balance Sheet as of December 31, 2000                19

        Consolidated Statements of Stockholders' Equity
        (Deficit) for the Year Ended December 31, 2000,
        the Period from December 12, 1999 to December 31,
        1999 and the Period from January 1, 1999 to
        December 11, 1999                                                 20

        Consolidated Statements of Cash Flows for
        the Year Ended December 31, 2000, the Period
        from December 12, 1999 to December 31, 1999 and the
        Period from January 1, 1999 to December 11, 1999                  21

        Notes to Consolidated Financial Statements                     22 - 36

        Independent Auditors Report                                      37

                                               Atlas Minerals Inc.
                                         (Formerly Atlas Corporation)
                                   Consolidated Statements of Operations
                                 (in thousands, except earnings per share)

                                                                                               Predecessor
                                                                  Reorganized Company            Entity
                                                                  -------------------            ------

                                                                               Period from     Period from
                                                                               December 12,    January 1,
                                                                Year Ended      1999 to          1999 to
                                                               December 31,    December 31,    December 11,
                                                                   2000            1999           1999
-----------------------------------------------------------------------------------------------------------
Mining revenue                                                   $ 3,372         $   338         $ 3,147
-----------------------------------------------------------------------------------------------------------
Costs and expenses:
   Production costs                                                3,234             321           3,336
   Depreciation, depletion and amortization                          686              54             955
   Impairment of mineral property                                    683            --              --
   Shutdown and standby costs                                       --                 9             337
   General and administrative expenses                               347              21             699
   Geological and land holding costs                                --                 4             102
-----------------------------------------------------------------------------------------------------------
     Gross operating loss                                         (1,578)            (71)         (2,282)
-----------------------------------------------------------------------------------------------------------
Other (income) and expense:
   Interest expense                                                  437              22             330
   Interest income                                                    (2)             (1)           (126)
   Other income, net                                                (369)           --               (58)
-----------------------------------------------------------------------------------------------------------
     Loss before reorganization items, fresh-start
       revaluation, income taxes and extraordinary item           (1,644)            (92)         (2,428)
Reorganization items:
   Professional fees                                                --              --              (377)
   Other (Note 2)                                                   --              --              (457)
Fresh-start revaluation (Note 2)                                    --              --            (3,349)
-----------------------------------------------------------------------------------------------------------
     Loss before income taxes and extraordinary item              (1,644)            (92)         (6,611)
Provision for income taxes (Note 14)                                --              --              --
-----------------------------------------------------------------------------------------------------------
     Loss before extraordinary item                               (1,644)            (92)         (6,611)
Extraordinary item: net gain from extinguishment of debt
     (Note 2)                                                       --              --             9,199
-----------------------------------------------------------------------------------------------------------
     Net income (loss)                                           $(1,644)        $   (92)        $ 2,588
===========================================================================================================
Basic and diluted earnings (loss) per share of
       common stock (Note 13)
   Loss before extraordinary item                                $ (0.27)        $ (0.02)        $ (7.16)
   Extraordinary item                                               --              --              9.96
-----------------------------------------------------------------------------------------------------------
     Net income (loss)                                           $ (0.27)        $ (0.02)        $  2.80
===========================================================================================================
Weighted average common shares outstanding                         6,064           6,064             924
===========================================================================================================

See accompanying notes



                               Atlas Minerals Inc.
                          (Formerly Atlas Corporation)
                              (Reorganized Company)
                           Consolidated Balance Sheet
                                 (In thousands)
                                                                    Reorganized
                                                                      Company
                                                                    December 31,
                                                                        2000
--------------------------------------------------------------------------------

Assets
   Current assets:
     Cash and cash equivalents                                          $   119
     Accounts receivable - trade                                          1,310
     Accounts receivable - other                                            328
     Assets held for sale (Notes 2 and 10)                                  300
     Inventories (Note 5)                                                   870
     Prepaid expenses and other current assets (Notes 2 and 10)             661
--------------------------------------------------------------------------------
         Total current assets                                             3,588
--------------------------------------------------------------------------------
   Property, plant and equipment (Note 7)                                 4,348
   Less:  Accumulated depreciation, depletion and amortization             (744)
--------------------------------------------------------------------------------
                                                                          3,604
   Assets held for sale  (Notes 2 and 10)                                 1,260
   Other assets (Notes 2 and 10)                                            782
--------------------------------------------------------------------------------
                                                                        $ 9,234
================================================================================

Liabilities
   Current liabilities:
     Trade accounts payable                                             $   761
     Accrued liabilities                                                  1,021
     Short-term debt (Note 9)                                             4,226
     Estimated reorganization liabilities (Note 2)                          189
--------------------------------------------------------------------------------
        Total current liabilities                                         6,197
--------------------------------------------------------------------------------
   Estimated reorganization liabilities (Note 2)                          1,125
   Other liabilities, long-term                                             588
--------------------------------------------------------------------------------
        Total long-term liabilities                                       1,713
--------------------------------------------------------------------------------
        Total liabilities                                                 7,910
--------------------------------------------------------------------------------

Commitments and contingencies (Note 12)

Stockholders' equity (Notes 2 and 8)
   Preferred stock, par value $1 per share;
   authorized 1,000,000;
   0 issued and outstanding                                                --
   Common stock, par value $0.01 per share;
     authorized 100,000,000; issued and
     outstanding, 6,064,000                                                  61
   Capital in excess of par value                                         2,999
   Deficit                                                               (1,736)
--------------------------------------------------------------------------------
     Total stockholders' equity                                           1,324
--------------------------------------------------------------------------------
                                                                        $ 9,234
================================================================================
See accompanying notes




                                                    Atlas Minerals Inc.
                                               (Formerly Atlas Corporation)
                              Consolidated Statements of Stockholders' Equity (Deficit)
                                                      (In thousands)


                                                            Common                     Capital in
                                              Common       stock to      Common        excess of
                                              shares       be issued      stock        par value       Deficit        Total
-----------------------------------------------------------------------------------------------------------------------------
Predecessor Entity:
Balance at December 31, 1998                    917       $   --         $      9      $ 94,054       $(96,216)      $ (2,153)
Shares issued to 401(k) plan                     22           --             --              24           --               24
Shares voided in reorganization                 (29)          --             --            --             --             --
Common shares to be issued in
   reorganization (Note 2)                     --            2,601           --            --             --            2,601
Restatement of accumulated
   deficit (Note 2)                            --             --             --         (93,628)        93,628           --
Current period income                          --             --             --            --            2,588          2,588
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 11, 1999                    910          2,601              9           450           --            3,060
Reorganized Company:
Current period loss                            --             --             --            --              (92)           (92)
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                    910          2,601              9           450            (92)         2,968
Shares issued in reorganization               5,154         (2,601)            52         2,549           --             --
Current period loss                            --             --             --            --           (1,644)        (1,644)
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                  6,064       $   --         $     61      $  2,999       $ (1,736)      $  1,324
                                           ==================================================================================


See accompanying notes




                                               Atlas Minerals Inc.
                                          (Formerly Atlas Corporation)
                                      Consolidated Statements of Cash Flows
                                                (In thousands)

                                                                                                    Predecessor
                                                                        Reorganized Company           Entity
                                                                        -------------------           ------

                                                                                     Period from     Period from
                                                                                     December 12,    January 1,
                                                                      Year Ended      1999 to          1999 to
                                                                     December 31,    December 31,    December 11,
                                                                         2000            1999           1999
-----------------------------------------------------------------------------------------------------------------
Operating activities:
   Net income (loss)                                                    $(1,644)         $   (92)         $ 2,588
     Adjustments to reconcile net income (loss)
       to net cash used
       in operations (Note 11)                                            1,370               54           (4,514)
     Changes in operating assets and liabilities (Note 11)                 (308)            (129)             393
-----------------------------------------------------------------------------------------------------------------
   Net cash used in operations                                             (582)            (167)          (1,533)
-----------------------------------------------------------------------------------------------------------------

Investing activities:
   Additions to property, plant and equipment                              (254)             (30)            (688)
   Investment in asset held for sale and other assets                      (212)            --               --
   Sale proceeds from asset held for sale and other assets                  607             --              2,643
   Proceeds from sale of equipment and reduction in other assets           --               --                 71
-----------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) investing activities                  141              (30)           2,026
-----------------------------------------------------------------------------------------------------------------

Financing activities:
   Proceeds from borrowings on short-term debt                              377              194              712
   Repayment of short-term debt                                            --               --             (1,006)
   Payment of estimated reorganization liabilities                          (19)            --               --
-----------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) financing activities                  358              194             (294)
-----------------------------------------------------------------------------------------------------------------

       Increase (decrease) in cash and cash equivalents                     (83)              (3)             201

Cash and cash equivalents at beginning of period                            202              205                4
-----------------------------------------------------------------------------------------------------------------

       Cash and cash equivalents at end of period                       $   119          $   202          $   205
=================================================================================================================



See accompanying notes


                                                       21

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ACCOUNTING POLICIES

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Atlas Minerals Inc. ("Atlas") (formerly Atlas Corporation) and its wholly-owned subsidiary, Arisur Inc. ("Arisur") and its approximately 85% ownership of Atlas Precious Metals Inc. ("APMI"), which in turn owns approximately 63% of Atlas Gold Mining Inc. ("AGMI") (collectively the "Company" or "Reorganized Company"). All intercompany transactions have been eliminated. Prior to December 11, 1999, the date of confirmation of its plan of reorganization under the U.S. Bankruptcy Code (Note 2), APMI was wholly-owned by Atlas which in turn owned 100% of AGMI (the "Predecessor Entity"). References to the Predecessor Entity throughout the financial statements refer to Atlas and its subsidiaries to December 11, 1999 and references to the Reorganized Company refer to Atlas and its subsidiaries from and after December 12, 1999. A vertical black line is shown in the consolidated financial statements to separate the Reorganized Company and the Predecessor Entity since they have not been prepared on a consistent basis of accounting. In connection with the reorganization, the Company completed a 1 for 30 reverse stock split. All share and per share amounts in the accompanying financial statements have been restated to reflect the reverse split.

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

Assets Held For Sale - Assets held for sale consist of the Company's Gold Bar mill facility and equipment and the Grassy Mountain mining property. At the date that the Plan of Reorganization was confirmed, these assets were stated at reorganization values (Note 2) and subsequently are reported at the lower of this carrying amount or fair value less costs to sell. The current portion of assets held for sale is based on management's estimates of the amounts that are reasonably expected to be realized during the next twelve months. The amounts the Company will ultimately realize (and the periods of realization) could differ materially in the near term from the amounts assumed in arriving at the reorganization values (and from the periods of realization assumed).

Commercial General Liability Claims - Included in other assets is management's estimate of proceeds due from commercial general liability claims ("CGL Claims") which total approximately $1,410,000 at December 31, 2000. At the date the Plan of Reorganization was confirmed, the CGL Claims were stated at reorganization value (Note 2) and subsequently are reported at the lower of this carrying amount or fair value less costs to realize. The current portion of the CGL Claims ($650,000 at December 31, 2000) is based on management's estimates of the amounts that are reasonably expected to be realized during the next twelve months. The amounts the Company will ultimately realize (and the periods of realization) could differ materially in the near term from the amounts assumed in arriving at the reorganization values (and from the periods of realization assumed).

Property, Plant and Equipment - Property, plant and equipment were stated at the lower of cost, or estimated net realizable value through December 10, 1999 and restated to reorganization value at December 11, 1999 (Note 2). Subsequent additions have been recorded at cost. Depreciation of milling facilities and depletion of mining properties is determined by the units of production method. Leasehold improvements are amortized on a straight-line basis over the terms of related leases or, if shorter, estimated useful life.

Expenditures for maintenance and repairs are charged to operations as incurred. Expenditures for additions and major renewals are added to the property, plant and equipment accounts. Interest expense allocable to the acquisition or construction of capital assets and deferred mine development is capitalized until operations commence.

Impairment - Management assesses the carrying value of assets held for sale, the CGL claims, and property, plant and equipment for impairment when circumstances warrant such a review. Generally, assets to be used in operations are considered impaired if the sum of expected undiscounted future cash flows is less than the assets' carrying values. If impairment is indicated, the loss is measured based on the amounts by which the assets' carrying values exceed their fair values. During the year ended December 31, 2000, the Company recorded an impairment charge of $683,000 related to Arisur's operating mining property (Note 3).

Generally, assets to be disposed of are considered impaired if the sum of expected undiscounted future cash flows, less costs to sell or realize, is less than the assets' carrying values. If impairment is indicated, the loss is measured by the amount by which the assets' carrying values exceed their fair values less costs to sell or realize. Revisions in estimates of fair value less costs to sell or realize are reported as adjustments to the carrying amount of an asset to be disposed of, provided that the carrying amount of the asset does not exceed the reorganization value of the asset. Based on its review, management does not believe that any significant adjustment to the carrying amounts of assets to be disposed of exists at December 31, 2000.

Estimated Reorganization Liabilities - Estimated reorganization liabilities represent amounts that are due to the creditors of the Predecessor Entity. Generally, the estimated reorganization liabilities are equal to approximately 75% of the expected proceeds from the sale of the Gold Bar and Grassy Mountain assets and 10% of the first $1,500,000 (and 50% thereafter) of expected proceeds from the realization of the CGL Claims. The estimated reorganization liabilities are non-interest bearing and payable as the Company realizes proceeds from the underlying assets. At the date the Plan of Reorganization was confirmed, these liabilities were stated at estimated present values of amounts to be paid (Note
2) and subsequently are adjusted for payments made to the creditors and any adjustments made to the carrying amounts of the underlying assets. The current portion of the estimated reorganization liabilities is based on management's estimates of the amounts that are reasonably expected to be paid during the next twelve months. The amounts the Company will ultimately pay (and the periods in which these amounts will be paid) could differ materially in the near term from the amounts recorded at the date of reorganization (and from the periods in which these amounts were estimated to be paid at the date of reorganization).

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

Mining Revenue - Revenues on base metals are recorded at the time of shipment. During 1999 and 2000 Arisur sold all of its lead and zinc concentrates to Glencore International AG ("Glencore"), an international metal trader.

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

Earnings per Share - Basic income (loss) per share is computed by dividing income (loss) applicable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect is to reduce a loss or increase earnings per share. The Company had no potential common stock instruments, which would result in diluted income (loss) per share in 2000 or 1999.

Environmental Remediation Liabilities - The Company accounts for environmental remediation liabilities under Statement of Position 96-1 "Environmental Remediation Liabilities", which requires the accrual of environmental remediation liabilities when the criteria for SFAS No. 5 "Accounting for Contingencies" are met.

Comprehensive Income - SFAS No. 130, "Reporting Comprehensive Income", requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. During 2000, and 1999 the Company had no items of comprehensive income.

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

Revenue Recognition - In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 provides the Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company believes that it complies with the accounting and disclosure described in SAB No. 101; therefore, management believes that SAB No. 101 will not impact the Company's financial statements.

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

The Company recorded the transactions related to the reorganization effective December 11, 1999, the confirmation date of the Reorganization Plan, in accordance with SOP 90-7. Adjustments to pre-petition liabilities were treated as an extraordinary item - gain from early extinguishment of debt, and adjustments to assets and liabilities in the revaluation of the Reorganized Company were recorded as fresh-start adjustments in the accompanying consolidated statement of operations of the Predecessor Entity for the period ended December 11, 1999. Approximately 5,154,000 shares of common stock were issued in connection with the Reorganization Plan resulting in 6,064,000 shares outstanding at December 31, 2000.

The Predecessor Entity's largest pre-petition liability was its approximately $21 million obligation to decommission and reclaim its uranium millsite (the "Millsite") located near Moab, Utah. On April 28, 1999, the Company, along with the U.S. Nuclear Regulatory Commission ("NRC"), the State of Utah, ACSTAR (surety provider for Atlas) and others, executed the Moab Utah Millsite Transfer Agreement ("MUMTA"), which absolved the Company from all future liability with respect to the Millsite. The agreement was reached to avoid lengthy and expensive litigation over the future of the Millsite. As consideration for this release, Atlas contributed certain Millsite related assets to a Reclamation Trust to be controlled by the government. The assets include all current and future Title X receivables (Federal cost reimbursement program for uranium reclamation costs), Atlas' water rights and land at the Millsite and $5,250,000 of restricted cash. Additionally, ACSTAR and the Reclamation Trust each received 2.5% of the stock in the Reorganized Company.

The majority of the remaining claims against the Predecessor Entity were treated as unsecured claims (the "Creditors") in the Bankruptcy proceeding. Under the Reorganization Plan, these claims received stock representing 67.5% of the Reorganized Company. In addition, the Creditors will receive a percentage distribution upon the sale/realization of certain assets of the Reorganized Company. Those assets include; 1) proceeds from the salvaging of the Company's Gold Bar mill facility located near Eureka, Nevada (reorganization value of $940,000, 75% to Creditors); 2) proceeds from the sale of the Company's Grassy Mountain property located in eastern Oregon (reorganization value of $925,000, 75% to Creditors) and 3) proceeds from commercial general liability claims ("CGL Claims") against various insurance carriers for reimbursement of costs incurred at the Millsite (reorganization value of $1.5 million, Creditors receive 10% of the first $1.5 million of proceeds, 50% thereafter).

The Reorganization Plan also provided for the distribution of stock representing 12.5% of the Reorganized Company to Management and employees of the Company as recognition for their efforts in the reorganization process. The Predecessor Entity recorded reorganization expense of $383,000 related to this transaction. The remaining 15% of the Reorganized Company remains with the equity holders of the Predecessor Entity.

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

The effects of the aforementioned adjustments on the Consolidated Balance Sheet as of December 11, 1999 were as follows:

                                                      Predecessor         Early                         Reorganized
                                                        Entity         Extinguish-        Fresh-          Company
                                                       December         ment of           start           December
                                                       11, 1999           Debt          adjustments       11, 1999
                                                      --------------------------------------------------------------
Assets:
   Current assets:
     Cash & cash equivalents                          $    205          $   --            $   --            $    205
     Accounts receivable - trade                           512              --                --                 512
     Title X receivable                                    123              (123)             --                --
     Accounts receivable - other                           171              --                  (5)              166
     Assets held for sale                                 --                --                 735               735
     Inventories                                           816              --                 221             1,037
     Other current assets                                   41              --                 387               428
                                                      --------          --------          --------          --------
         Total current assets                            1,868              (123)            1,338             3,083
                                                      --------          --------          --------          --------

   Property, plant & equipment                          59,502              --             (54,800)            4,702
   Accumulated depreciation,
     Depletion and amortization                        (47,625)             --              47,625              --
                                                      --------          --------          --------          --------
                                                        11,877              --              (7,175)            4,702
   Restricted cash                                       6,241            (6,241)             --                --
   Assets held for sale                                   --                --               1,130             1,130
   Title X receivable                                   14,109           (14,109)             --                --
   Other assets                                             72              --               1,050             1,122
                                                      --------          --------          --------          --------
                                                      $ 34,167          $(20,473)         $ (3,657)         $ 10,037
                                                      ========          ========          ========          ========

Liabilities:
   Current Liabilities:
     Accounts payable                                 $    510          $   --            $   --            $    510
     Accrued liabilities                                   986              (134)               (1)              851
     Short-term debt                                     3,655              --                --               3,655
     Estimated reorganization liabilities                 --                 304              --                 304
                                                      --------          --------          --------          --------
         Total current liabilities                       5,151               170                (1)            5,320
                                                      --------          --------          --------          --------

   Estimated reorganization liabilities                   --               1,029              --               1,029
   Other long-term liabilities                             459              --                 169               628
   Liabilities subject to compromise:
     Accounts payable                                    1,724            (1,724)             --                --
     Accrued liabilities                                 1,653            (1,653)             --                --
     Convertible debenture                               3,500            (3,500)             --                --
     Estimated uranium reclamation costs                20,632           (20,632)             --                --
     Mine reclamation accruals                           3,264            (3,264)             --                --
     Other                                               2,792            (2,316)             (476)             --
                                                      --------          --------          --------          --------
         Total liabilities                              39,175           (31,890)             (308)            6,977
                                                      --------          --------          --------          --------

Stockholders' equity (deficit):
   Common stock to be issued                              --               2,218               383             2,601
   Common stock                                              9              --                --                   9
   Capital in excess of par                             94,078              --             (93,628)              450
   Retained earnings (deficit)                         (99,095)            9,199            89,896              --
                                                      --------          --------          --------          --------
     Total stockholders' equity (deficit)               (5,008)           11,417            (3,349)            3,060
                                                      --------          --------          --------          --------
                                                      $ 34,167          $(20,473)         $ (3,657)         $ 10,037
                                                      ========          ========          ========          ========

3.   BOLIVIAN OPERATIONS

On May 9, 1999, Arisur defaulted on a payment of $478,000 due under its loan agreement with Corporacion Andina de Fomento ("CAF"). Subsequently CAF agreed to restructure the remaining balance of the debt under the condition that Arisur demonstrate that it had a minimum of four years of proven reserves at a production rate of 400 tonnes per day at Arisur's Andacaba mine. In April 2000, Latinamerican Investment Advisory Group ("LIAG"), an independent Latin American engineering firm retained by CAF, confirmed the required amount of reserves and recommended additional investment in the operation in order to assure a sustainable production rate of 400 tonnes per day. Despite this report, the Company and CAF were unable to negotiate a restructuring of the loan. The Company investigated all feasible actions to continue the Arisur operations. These actions included investigating alternative sources of debt and equity financing in order to provide additional investment to Arisur, and consideration of possible restructuring of the Arisur operations. These actions continued into the first quarter of 2001 and ultimately proved unsuccessful due to weakness in mineral prices, continuing losses from Arisur's operations, and the inability to identify alternative sources of debt or equity financing at costs acceptable to management. During the first quarter of 2001, CAF began foreclosure proceedings against Arisur and the Company's participation in Arisur's operations was terminated. Therefor the investment in Arisur was effectively abandoned as of January 1, 2001. The Company has decided to concentrate its remaining resources on other opportunities. During the year ended December 31, 2000, the Company recorded an impairment charge of $683,000 related to the Andacaba mine. Atlas Minerals, Inc. and its other subsidiaries have not guaranteed any liabilities of Arisur. Therefore, all revenue, cost of operations, assets and liabilities of Arisur will be eliminated from the financial statements of the Company during 2001 and future years. See Note 4 below.

4.   UNAUDITED PRO FORMA FINANCIAL INFORMATION

The following unaudited pro forma condensed consolidated statement of operations for the year ended December 31, 2000 gives effect to the abandonment of Arisur as if it had occurred on January 1, 2000. The following unaudited condensed consolidated balance sheet as of December 31, 2000 gives effect to the abandonment of Arisur as if it had occurred on December 31, 2000.

The adjustments to the pro forma statement of operations reflect the removal of all revenues and expenses of Arisur. At January 1, 2001, the date that Arisur was effectively abandoned, the total assets of Arisur equaled its total liabilities; therefore, no gain or loss arises from the transaction. No continuing expenses related to Arisur after the abandonment are anticipated. The pro forma balance sheet adjustments reflect the abandonment of the Arisur assets and liabilities that occurred when CAF began foreclosure proceedings. As the Company and its other subsidiaries have not guaranteed any liabilities of Arisur, the pro forma balance sheet reflects no continuing liabilities from Arisur.

The unaudited pro forma condensed consolidated financial statements should be read in conjunction with the historical financial statements of the Company. The unaudited pro forma condensed consolidated financial statements do not purport to present results which would actually have been obtained if the transaction had been in effect during the period covered or any future results which may in fact be realized.



                                            Atlas Minerals Inc.
                     Unaudited Pro Forma Condensed Consolidated Statements of Operations
                                    For the Year Ended December 31, 2000
                                   (in thousands, except per share data)
                                                                                      Pro Forma
                                                                   Historical        Adjustments       As Adjusted
                                                               -----------------------------------------------------
Mining revenue                                                      $ 3,372            $(3,372)           $  --
Costs and expenses:
   Production costs                                                   4,048             (4,048)              --
   Impairment of mineral property                                       683               (683)              --
   General and administrative expenses                                  347               --                  347
                                                                    -------            -------            -------
     Gross operating loss                                            (1,706)             1,359               (347)
Other income, net                                                        62                (49)                13
                                                                    -------            -------            -------
     Net income loss                                                $(1,644)           $ 1,310            $  (334)
                                                                    =======            =======            =======
Basic and diluted earnings per share of common stock
     Net loss                                                       $  (.27)           $  (.21)           $  (.06)
                                                                    =======            =======            =======





                                                Atlas Minerals Inc.
                                Unaudited Pro Forma Condensed Consolidated Balance Sheet
                                                  December 31, 2000
                                                    (in thousands)

                                                                                      Pro Forma
                                                                  Historical        Adjustments      As Adjusted
                                                               -----------------------------------------------------
Assets
   Current assets:
     Cash and cash equivalents                                     $   119           $    (6)          $   113
     Accounts receivable                                             1,638            (1,638)             --
     Assets held for sale                                              300              --                 300
     Inventories                                                       870              (870)             --
     Prepaid expenses and other current assets                         661                (9)              652
                                                                   -------           -------           -------
         Total current assets                                        3,588            (2,523)            1,065
   Property, plant and equipment (net)                               3,604            (3,601)                3
   Assets held for sale and other assets                             2,042               (17)            2,025
                                                                   -------           -------           -------
                                                                   $ 9,234           $(6,141)          $ 3,093
                                                                   =======           =======           =======

Liabilities
   Current liabilities:
     Trade accounts payable                                        $   761           $  (533)          $   228
     Accrued liabilities                                             1,021              (951)               70
     Short-term debt                                                 4,226            (4,226)             --
     Estimated reorganization liabilities                              189              --                 189
                                                                   -------           -------           -------
        Total current liabilities                                    6,197            (5,710)              487
   Estimated reorganization liabilities
    and other long-term liabilities                                  1,713              (431)            1,282
                                                                   -------           -------           -------
        Total liabilities                                            7,910            (6,141)            1,769

Total stockholders' equity                                           1,324              --               1,324
                                                                   -------           -------           -------

                                                                   $ 9,234           $(6,141)          $ 3,093
                                                                   =======           =======           =======


                                                       29

5.   INVENTORIES

Inventories consisted of the following at December 31, 2000 (in thousands):

Zinc and lead concentrates                                                  $317
Stockpiled ore                                                               309
Materials and supplies                                                       244
                                                                            ----
                                                                            $870
                                                                            ====

6.   FINANCIAL INSTRUMENTS

Financial instruments consisted of the following at December 31, 2000:

                                                            Carrying
(In thousands)                                                Value   Fair Value
--------------------------------------------------------------------------------
Assets
     Short-term assets                                       $ 2,057    $ 2,057

Liabilities
     Short-term liabilities                                    6,197      6,197
     Estimated reorganization liabilities, long-term           1,125         (1)

Short-Term Assets and Liabilities: The fair value of cash and cash equivalents, marketable equity securities, accounts receivable, assets held for sale, accounts payable, other accrued liabilities and short-term debt approximates their carrying value due to the short-term nature of these instruments.

(1) It is not practicable to estimate the fair value of the estimated reorganization liabilities due to uncertainties regarding the amounts and dates that these liabilities will ultimately be paid and due to the uncertainties in estimating an incremental rate of borrowing due to the Company's current financial condition.

7.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31, 2000:


                                                                        Accumulated
                                                                       Depreciation,
                                                  Acquisition           Depletion &         Net Book
 (In thousands)                                      Costs             Amortization          Value
----------------------------------------------------------------------------------------------------

Property and leaseholds                             $   472              $  --               $   472
Deferred exploration and development costs              490                    7                 483
Buildings and equipment                               3,950                  731               3,219
Other                                                    77                    6                  71
Impairment reserve                                     (641)                --                  (641)
                                                    ------------------------------------------------
  Total                                             $ 4,348              $   744             $ 3,604
                                                    ================================================


8.   STOCKHOLDERS' EQUITY

The Reorganized Company is authorized to issue 1,000,000 shares of preferred stock, par value $1 per share. The preferred stock is issuable in series, with designations, rights and preferences to be fixed by the Board of Directors.

9.       SHORT-TERM DEBT

(In thousands)                                                   December 31,
                                                                     2000
                                                              ------------------
Advances on sales of concentrates (1)                         $         2,134
Corporacion Andina de Fomento (2)                                       1,927
Other                                                                     165
                                                              ------------------
  Total short-term debt                                       $         4,226
                                                              ==================

(1) Under the terms of its agreement with Glencore for the sale of zinc/silver and lead/silver concentrates, the Company may take advances of up to 80% of the estimated value of the concentrates available for shipment via rail from the Company's warehouse in Potosi, Bolivia, and an additional 10% of this amount may be advanced once the concentrate is ready for shipment from port in Chile. Interest is payable on the advances at the "New York" prime rate plus 1.5% (11.0% at December 31, 2000). See Note 3 for additional discussion.

(2) The loan from CAF was repayable in equal semi-annual principal installments (May and November) plus outstanding interest. The loan bears interest at the six month LIBOR rate plus 4.5% (10.71% at December 31, 2000). The loan is collateralized by certain property, plant and equipment of Arisur with a carrying value of approximately $3,400,000. At December 31, 2000 Arisur was in default of payments due under the loan. See Note 3 for additional discussion.

10.  DETAILS OF CERTAIN BALANCE SHEET CAPTIONS

A summary of assets held for sale at December 31, 2000 is as follows:

(In thousands)
--------------------------------------------------------------------------------
     Gold Bar mill facility and other assets                  $             851
     Grassy Mountain property                                               709
                                                              ------------------
                                                              $           1,560
                                                              ==================

     Current portion                                          $             300
     Long-term portion                                                    1,260
                                                              ------------------
                                                              $           1,560
                                                              ==================

A summary of other assets at December 31, 2000 is as follows:

(In thousands)
--------------------------------------------------------------------------------
     CGL receivable                                           $           1,410
     Other                                                                   33
                                                              ------------------
                                                                          1,443
      Less current portion                                                 (661)
                                                              ------------------
                                                              $             782
                                                              ==================

11.  DETAILS OF CERTAIN STATEMENTS OF CASH FLOW CAPTIONS

The components of the adjustment to reconcile loss to net cash used in operations as reflected in the Consolidated Statements of Cash Flows are as follows:

                                                                                                        Predecessor
                                                                         Reorganized Company               Entity
                                                                         -------------------               ------
                                                                                       Period from
                                                                                      December 12,      Period from
                                                                     Year ended         1999 to      January 1, 1999
                                                                    December 31,      December 31,    to December 11,
(In thousands)                                                          2000            1999              1999
--------------------------------------------------------------------------------------------------------------------
Depreciation, depletion and amortization                          $         687      $          54    $         954
Impairment of mineral property                                              683                  -                -
Reorganization expenses                                                       -                  -              382
Fresh-start revaluation                                                       -                  -            3,349
Extraoardinary gain - early extinguishment of debt                            -                  -           (9,199)
                                                                  ---------------------------------------------------
                                                                  $       1,370      $          54    $      (4,514)
                                                                  ===================================================

  Decrease (increase) in trade/other accounts
  receivable                                                      $        (872)     $         (88)   $       1,114
  Decrease in inventories                                                   166                  1               98
  Decrease (increase) in prepaid expense and
  other current assets                                                       14                  3              (29)
  Increase in other assets and restricted
  cash and securities                                                         -                  -              (91)
  Increase (decrease) in trade accounts payable                             211                 40             (230)
  Increase (decrease) in accrued liabilities                                237                (84)              (1)
  Decrease in other liabilities, long-term                                  (64)                (1)            (468)
                                                                  ---------------------------------------------------
                                                                  $        (308)     $        (129)   $         393
                                                                  ===================================================

Net cash required for operating activities reflects cash payments for interest and income taxes as follows:

                                                                                                        Predecessor
                                                                         Reorganized Company               Entity
                                                                         -------------------               ------
                                                                                       Period from
                                                                                      December 12,     Period from
                                                                     Year ended          1999 to      January 1, 1999
                                                                    December 31,      December 31,    to December 11,
  (In thousands)                                                        2000              1999              1999
  ------------------------------------------------------------------------------------------------------------------
  Interest                                                        $       159        $         5      $       438
  Income taxes                                                              -                  -                -



12.   COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Atlas is in an adversary proceeding against TRW, Inc. ("TRW") and the United States Environmental Protection Agency (the "EPA") pending before the Bankruptcy Court, District of Colorado. This action was brought by Atlas seeking a declaratory judgment that Atlas' obligations under a Consent Decree between Atlas, TRW and the EPA (the "Decree") have been discharged under its confirmed Reorganization Plan. TRW and the EPA asserted that obligations under the Decree are not dischargeable under Federal bankruptcy laws.

On October 4, 2000, Atlas and the EPA entered into a settlement agreement whereby the EPA concurred with Atlas that all obligations to reimburse the EPA for response and oversight costs at the Coalinga mine-site ("Coalinga") under the Decree are discharged. The parties also agreed that Atlas "remains obligated to perform any further "injunctive relief" which may be required under the Decree." Injunctive relief constitutes clean-up, maintenance or operation activities at the Coalinga mine-site should they become necessary in the future, but does not include ongoing oversight and response costs as defined in the Decree. The Company considers the chance of future "injunctive relief" costs to be remote.

On February 5, 2001, the Court granted a partial summary judgement, in favor of Atlas, that $411,000 of the $534,000 claimed by TRW was discharged by Atlas' confirmed Plan of Reorganization. The claim for the remaining $123,000, which represents TRW's estimate of future response cost obligations under the Decree, is still pending before the Court. Management believes that it has arguments that the remaining obligations under the Decree are also subject to discharge under Federal bankruptcy laws. However, management is unable to predict the ultimate outcome or any potential damages to the Company at this time.

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

Other Commitments

The Reorganized Company had no non-cancelable operating leases having a remaining term in excess of one year at December 31, 2000.

Amounts charged to rent expense for the year ended December 31, 2000, the periods ended December 31, 1999 (Reorganized Company) and December 11, 1999 (Predecessor Entity) were $24,000, $2,000 and $78,000 respectively.

13.  EARNINGS PER SHARE

The following sets forth the computation of basic and diluted earnings per share:


                                                                                                 Predecessor
                                                                         Reorganized Company        Entity
                                                                         -------------------   ---------------
                                                                               Period from
                                                                               December 12,     Period from
                                                             Year ended          1999 to       January 1, 1999
                                                             December 31,      December 31,    to December 11,
(In thousands, except per share data)                          2000               1999                 1999
--------------------------------------------------------------------------------------------------------------
Numerator:
  Income (loss) from continuing operations                   $(1,644)            $   (92)            $ 2,588
                                                             -------------------------------------------------

Denominator:
  Weighted average shares outstanding (1), (2)                 6,064               6,064                 924
                                                             -------------------------------------------------

Basic and diluted earnings (loss) per share                  $ (0.27)            $ (0.02)            $  2.80
                                                             =================================================

(1) Amounts for all years have been adjusted for a 1 for 30 reverse stock split effective on January 10, 2000.

(2) Weighted average shares outstanding assumes the issuance of all "common shares committed to be issued" on December 11, 1999 in accordance with the Reorganization Plan since all accounting adjustments necessary to reflect the issuance of the shares have been made effective December 11, 1999.

14.  INCOME TAXES

The Company had no provision for income tax during the years ended December 31, 2000 and 1999.

Deferred income taxes result from temporary differences in the timing of income and expenses for financial and income tax reporting purposes. The primary components of deferred income taxes result from exploration and development costs; depreciation, depletion and amortization expenses; impairments; and reclamation accruals.




The net deferred tax balances in the accompanying December 31, 2000 balance sheet include the following components:

  (In thousands)
--------------------------------------------------------------------------------
Deferred tax assets:
     Net operating loss ("NOL") carryovers                             $  9,829
     Capital loss ("CL") carryovers                                       4,314
     Impairment of mineral properties                                     1,287
     Post retirement benefit accrual                                         55
     Reorganization expenses                                                293
     Depreciation, depletion and amortization                             4,165
                                                                       --------
Total deferred tax assets                                                19,943
Deferred tax asset valuation allowance                                  (19,418)
                                                                       --------
Net deferred tax assets                                                     525
Deferred tax liabilities                                                   (525)
                                                                       --------
Net deferred tax balances                                              $   --
                                                                       ========

The change in the Company's valuation allowance is summarized as follows:

                                                                                                Predecessor
                                                                         Reorganized Company       Entity
                                                                         -------------------       ------
                                                                               Period from
                                                                               December 12,     Period from
                                                             Year ended          1999 to       January 1, 1999
                                                             December 31,      December 31,    to December 11,
  (In thousands)                                                2000               1999            1999
  -----------------------------------------------------------------------------------------------------------
  Valuation allowance, beginning of period                $      18,899      $      18,883      $      20,945
  Continuing operations                                            (575)                35              2,296
  Extraordinary gain                                                  -                  -             (3,205)
  Restriction of carryforwards                                     (685)                 -               (836)
  Other                                                             629                (19)              (317)
                                                          ------------------ --------------------------------

                                                          $      19,418      $      18,899      $      18,883
                                                          ===================================================

A reconciliation of expected federal income taxes on income from continuing operations at statutory rates with the expense for income taxes is as follows:

                                                                                                Predecessor
                                                                         Reorganized Company       Entity
                                                                         -------------------       ------
                                                                               Period from
                                                                               December 12,     Period from
                                                             Year ended          1999 to       January 1, 1999
                                                             December 31,      December 31,    to December 11,
  (In thousands)                                                2000               1999            1999
  -----------------------------------------------------------------------------------------------------------
  Income tax at statutory rates                           $        (575)     $         (35)     $      (2,296)
  Increase in deferred tax asset
    valuation allowance                                             575                 35              2,296
                                                          ---------------------------------------------------
   Income tax expense                                     $           -      $           -      $           -
                                                          ====================================================


At December 31, 2000 the Company has unused U.S. CL carryovers of $29,592,000 which commence expiring in 2001.

The Company also has U.S. alternative minimum tax credit (AMT) carryovers of $127,000, which can be carried forward indefinitely, and Bolivian NOL carryovers of $4,333,000, which commence expiring in 2001 (see Note 3). Unused U.S. NOL carryovers at December 31, 2000 are as follows:

Expiring in year ended December 31 (in thousands)
--------------------------------------------------------------------------------

    2001                                        $ 29,782
    2002                                           4,127
    2003                                           2,050
    2004                                           5,368
    2005                                           5,037
    Later years                                   55,353
                                                --------
                                                $101,717
                                                ========


The U.S. carryovers are subject to restriction due to a change of ownership, as defined by U.S. tax laws, occurring on October 8, 1996 when the Company issued stock for the acquisition of Arisur. Due to the change of ownership, utilization of the Company's NOL, CL and AMT credit carryovers existing as of October 8, 1996 is limited to offset approximately $858,000 of taxable income per year. At December 31, 2000 the Company has unrestricted U.S. NOL and CL carryovers of $14,926,000 and $12,326,000, respectively, which are available to offset future taxable income.

15.  GEOGRAPHIC SEGMENTS

Financial information regarding geographic segments is set out below:

                                                                                                Predecessor
                                                             Reorganized Company                  Entity
                                                             -------------------                  ------
                                                                               Period from
                                                                              December 12,      Period from
                                                         Year ended             1999 to        January 1, 1999
                                                         December 31,         December 31,     to December 11,
  (In thousands)                                            2000                 1999                1999
  -------------------------------------------------------------------------------------------------------------
  Revenue
       United States                                   $           -        $           -       $           -
       Bolivia                                                 3,372                  338               3,147
  Loss before income taxes
       United States                                            (398)                 (38)             (5,342)
       Bolivia                                                (1,244)                 (54)             (1,269)
  Provision for income tax                                         -                    -                   -
                                                       --------------------------------------------------------

       Loss before extraordinary gain                         (1,642)                 (92)             (6,611)
  Extraordinary gain                                               -                    -               9,199
                                                       --------------------------------------------------------
       Net income (loss)                               $      (1,642)       $         (92)      $       2,588
                                                       ========================================================

                                                                           Reorganized Company
                                                                            December 31, 2000
                                                       --------------------------------------------------------
                                                             United                                  Total
  Balance sheet (in thousands)                               States              Bolivia            Company
     ----------------------------------------------------------------------------------------------------------

       Current assets                                  $         1,065      $         2,523     $         3,588
       Long-lived assets                                         2,028                3,618               5,646
                                                       --------------------------------------------------------
         Total assets                                  $         3,093      $         6,141     $         9,234
                                                       ========================================================

                                       36

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Atlas Minerals Inc.

We have audited the accompanying consolidated balance sheet of Atlas Minerals Inc. (formerly Atlas Corporation) and subsidiaries as of December 31, 2000 (Reorganized Company) and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2000, the period December 12, 1999 to December 31, 1999 (Reorganized Company periods) and for the period January 1, 1999 to December 11, 1999 (Predecessor Entity period). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of Atlas Minerals Inc. and subsidiaries as of December 31, 2000 (Reorganized Company) and the results of their operations and their cash flows for the Reorganized Company periods and the Predecessor Entity period, as shown above, in conformity with generally accepted accounting principles.

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


/s/ Horwath Gelfond Hochstadt Pangburn, P.C.
--------------------------------------------
Horwath Gelfond Hochstadt Pangburn, P.C.

Denver, Colorado
May 9, 2001

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          ----------------------------------------------------------------------


          Not Applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
         -----------------------------------------------------------------------

                                    DIRECTORS

The Directors are elected at the annual meeting of the shareholders. Each Director is elected to hold office until the next annual meeting of shareholders and until the director's successor is elected and qualified. There are currently six directors.

Information Concerning Directors

The following table sets forth certain information concerning each director.



                                              Principal Occupation, Past Five Year's Business
                             Director                            Experience
             Name             Since                     and Other Directorships Held                   Age
-----------------------------------------------------------------------------------------------------------
Guillermo A. Blacker           2000      Consultant to industry worldwide. Previously Director,         53
                                         Business Development for Jacobs Engineering Group Inc.
                                         and prior to 1997, was founding Director and Executive
                                         Vice  President of MinCorp Ltd. and Chief Executive of
                                         MinCorp Engineers and Constructors.

Richard E. Blubaugh            1998      Currently a consultant to the Company. Executive Vice          53
                                         President of the Company from 1998 to August 2000 and
                                         prior to that served as Vice President of Environmental
                                         and Governmental Affairs.

David J. Carroll               2000      Stockbroker and registered principal with Mericka & Co.,       59
                                         a NASD member firm. Also owner and operator of Carroll
                                         Resources, an oil and gas producer.

Douglas R. Cook                1988      President of Cook Ventures, Inc., a geological consulting      75
                                         firm.





                                              Principal Occupation, Past Five Year's Business
                             Director                            Experience
             Name             Since                     and Other Directorships Held                   Age
-----------------------------------------------------------------------------------------------------------

C. Thomas Ogryzlo             1993      President and CEO of Canatec Development Corporation.          61
                                        Prior to 2000, President and CEO of Black Hawk Mining
                                        Inc., formerly Triton Mining Corporation, two gold mining
                                        companies which merged in May 1998. Prior to August 1997
                                        Chairman of Kilborn SNC-Lavalin, an engineering firm.
                                        Director of Franco Nevada Gold Corporation,  Tiomin
                                        Resources and Vista Gold Corp.

Dr. Henry J. Sandri           2000      Formerly Senior Associate and Principal with Behre            48
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

James R. Jensen, age 41, currently serves as Chief Financial Officer since September 1998 and has served as Treasurer and Secretary since February 1997. Mr. Jensen joined the Company in August of 1989, as Accounting Manager and was promoted to Controller in September 1993. Prior to his employment with the Company, Mr. Jensen was a manager with the accounting firm of KPMG Peat Marwick.

                 COMPLIANCE WITH SECTION 16 OF THE EXCHANGE ACT

     Under Section 16 of the Exchange Act, the Company's directors and executive officers and persons holding more than 10% of the Company's common stock are required to report their initial ownership of common stock and subsequent changes to that ownership to the Securities and Exchange Commission by specified due dates. To the Company's knowledge all of these filing requirements were satisfied with respect to transactions during the year ended December 31, 2000.

Item 10. Executive Compensation

     The following table sets forth all compensation paid by the Company, for the years ended December 31, 2000, 1999 and 1998 to the Company's chief executive officer. No executive officer received cash compensation in excess of $100,000 during 2000.



SUMMARY COMPENSATION TABLE

                                                                   Annual Compensation
                                                               -----------------------------
                                            Year or Period                   Other Annual             All Other
      Name and Principal Position                Ended            Salary     Compensation            Compensation
-------------------------------------------------------------------------------------------------------------------
Gregg B. Shafter, President (1)              Dec. 31, 2000     $     19,307  $         -          $         -
                                             Dec. 31, 1999          115,337            -                3,498   (3)
                                             Dec. 31, 1998          108,505        1,546     (2)        6,510   (3)

(1)  Mr. Shafter resigned as President and a Director on February 10, 2000

(2) Includes certain perquisites, such as car allowances and life insurance premiums paid by the Company.

(3) Includes contributions by the Company to the Investment Savings Plan for Employees of Atlas.

     Investment and Savings Plan. The Atlas Investment and Savings Plan (the "Plan") benefits employees of the Company and its subsidiaries who have completed six months of service. Each participant under the Plan must be at least 21 years of age. Under the Plan, an employee may elect to contribute, pursuant to a salary reduction election, not less than 1% and not more than 10% of the employee's annual compensation. The Company makes a matching contribution of 100% of the amount contributed by the employee, but not more than 6% of the employee's annual compensation. In addition, the Company may make special contributions to the Plan, but these special contributions may not exceed the maximum amount deductible under Section 404(a)(3)(A) of the Internal Revenue Code of 1986, as amended (the "Code"). Employee contributions may be invested in a number of investment options, but not common stock of the Company. All matching and special contributions to the Plan are invested in shares of common stock of the Company. Presently, all contributions to the Plan have ceased and the Company is in the process of terminating the Plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management

                          SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of April 20, 2001 regarding the beneficial ownership, including shares of Atlas common stock which may be acquired upon the exercise of stock options or warrants, or the conversion of any securities, within 60 days of April 20, 2001, of the Company's common stock by (i) persons known to the Company to own more than 5% of the Company's common stock, (ii) each director of the Company, (iii) each executive officer named in the Summary Compensation Table set forth above, and (iv) all directors and executive officers as a group:


Security Ownership Table

                                            Number of Shares
                                             and Nature of
           Name                           Beneficial Ownership  Percent of Class
--------------------------------------------------------------------------------

Lindner Dividend Fund, Inc.                   959,981   (1)          15.83%
   7711 Carondelet Avenue, Suite 700
   St. Louis, MO 63105

Pension Benefit Guaranty Corporation          822,841   (1)         13.57%
   1200 K. Street N.W., Suite 870
   Washington, D.C. 20005

H. R. Shipes                                  789,927   (1)         13.03%
   11251 E. Camino del Sahuaro
   Tucson, AZ  85711

Guillermo A. Blacker                              Nil                  *
David J. Carroll                               22,099   (2)            *
Douglas R. Cook                                25,595   (3)            *
C. Thomas Ogryzlo                               3,291                  *
Dr. Henry J. Sandri                               Nil                  *
All current executive officers
and directors as a
group (7 persons)                             422,633   (4)          6.97%

*    Represents less than 1% ownership interest.

(1)  Shares were issued in accordance with the Reorganization Plan of Atlas.

(2) Includes 19,166 shares directly owned by Mr. Carroll, 1,600 shares held beneficially in Mr. Carroll's retirement account, and 1,333 held as custodian for Mr. Carroll's minor child.

(3) Includes 66 shares of common stock directly owned and 25,529 shares issued in accordance with the Reorganization Plan of Atlas.

(4) Includes (i) 19,265 shares directly owned, (ii) 387,713 shares issued in accordance with the Reorganization Plan of Atlas, (iii) 14,322 shares held beneficially under retirement accounts and (iv) 1,333 shares held as a custodian for a minor child.

Item 12. Certain Relationships and Related Transactions

None.

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ---------------------------------------------------------------

(a)      Exhibits:

Exhibit
 Number                            Exhibits
--------------------------------------------------------------------------------

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

  3.2          Bylaws of Atlas Minerals Inc. dated February 10, 2000 (filed as
               Exhibit 3.2 to the Company's annual report on Form 10-KSB for the year ended December 31, 1999 and incorporated herein by reference).

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

 10.6 Option Agreement among Seabridge Resources Inc., Newco, Atlas Precious Metals Inc. and Atlas Minerals Inc. effective February 14, 2000.

 10.7 First Amendment to Option Agreement effective December 31, 2000, by and among Atlas Precious Metals Inc, Atlas Minerals Inc., Seabridge Resources Inc., and Newco.

  21 Subsidiaries of the Company (filed as Exhibit 21 to the Company's annual report on Form 10-KSB for the year ended December 31, 1999 and incorporated herein by reference).


(b) The Registrant did not file any reports on Form 8-K during the fourth quarter of 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ATLAS MINERALS INC.

By:     /s/ James R. Jensen
        -------------------
Name:   James R. Jensen
Title:  Chief Financial Officer
        (Principal Executive Officer)

Date: May 11, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each individual whose signature appears below hereby designates and appoints James R. Jensen as such person's true and lawful attorney-in-fact and agent (the "Attorney-in-Fact") with full power of substitution and resubstitution, for each person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, which amendments may make such changes in this Annual Report on Form 10-KSB as the Attorney-in-Fact deems appropriate and to file each such amendment with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto the Attorney-in-Fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that the Attorney-in-Fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.


/s/ James R. Jensen            Chief Financial Officer             May 11, 2001
------------------------       (Principal Financial Officer
James R. Jensen                & Principal Accounting Officer)

/s/ Guillermo A. Blacker       Director                            May 11, 2001
------------------------
Guillermo A. Blacker

/s/ Richard E. Blubaugh        Director                            May 11, 2001
------------------------
Richard E. Blubaugh

/s/ David J. Carroll           Director                            May 11, 2001
------------------------
David J. Carroll

/s/ Douglas R. Cook            Director                            May 11, 2001
------------------------
Douglas R. Cook

/s/ C. Thomas Ogryzlo          Director                            May 11, 2001
------------------------
C. Thomas Ogryzlo

/s/ Henry J. Sandri            Director                            May 11, 2001
------------------------
Henry J. Sandri