Form 10QSB
period 2001-03-31
ATLAS MINERALS INC
filed 2001-05-15
CIK 8302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


COMMISSION FILE NO. 1-2714

 (Mark One)

(X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended March 31, 2001 or

( ) Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from _________   to  ________

                               ATLAS MINERALS INC.
                          (Formerly Atlas Corporation)
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           COLORADO                                              84-1533604
-------------------------------------                         -----------------
(State or other jurisdiction of                              (I. R. S. Employer
incorporation or organization)                               Identification No.)

                 2323 S. Troy St. Suite 5-210, Aurora, CO 80014
                 ----------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

As of May 11, 2001, 6,063,858 shares of Common Stock, par value $0.01 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

                                 Yes            No    X
                                     -----          -----

                          Independent Auditors' Report



The Board of Directors and Stockholders
Atlas Minerals Inc.


We have reviewed the accompanying consolidated balance sheet of Atlas Minerals Inc. and subsidiaries as of March 31, 2001 and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial statements consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows (not presented herein) for the periods described in our report dated May 9, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ HORWATH GELFOND HOCHSTADT PANGBURN, P.C.
--------------------------------------------
HORWATH GELFOND HOCHSTADT PANGBURN, P.C.


Denver, Colorado
May 11, 2001

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
         --------------------

                               Atlas Minerals Inc.
                          (Formerly Atlas Corporation)
                           Consolidated Balance Sheets
                                 (in Thousands)

                                                          March 31, December 31,
                                                             2001        2000
--------------------------------------------------------------------------------
                                                          (Unaudited)
ASSETS
  Current assets:
      Cash and cash equivalents                            $   316      $   119
      Accounts receivable - trade                             --          1,310
      Accounts receivable - other                                2          328
      Assets held for sale                                     300          300
      Inventories                                             --            870
      Prepaid expenses and other current assets                659          661
                                                           -------      -------
        Total current assets                                 1,277        3,588
                                                           -------      -------
  Property, plant and equipment                                  5        4,348
  Less: accumulated depreciation,
   depletion and amortization                                   (3)        (744)
                                                           -------      -------
                                                                 2        3,604
  Assets held for sale                                       1,280        1,260
  Other assets                                                 345          782
                                                           -------      -------
                                                           $ 2,904      $ 9,234
                                                           =======      =======
LIABILITIES
  Current liabilities:
      Trade accounts payable                               $    95      $   761
      Accrued liabilities                                       66        1,021
      Short-term debt                                         --          4,226
      Estimated reorganization liabilities                     232          189
                                                           -------      -------
        Total current liabilities                              393        6,197
                                                           -------      -------

  Estimated reorganization liabilities                       1,082        1,125
  Other liabilities, long-term                                 152          588
                                                           -------      -------
        Total long-term liabilities                          1,234        1,713
                                                           -------      -------
        Total liabilities                                    1,627        7,910
                                                           -------      -------
Commitments and contingencies

STOCKHOLDERS' EQUITY
  Preferred stock, par $1 per share;
     authorized 1,000,000; no shares
     issued and outstanding                                   --           --
  Common stock, par value $0.01 per share;
     authorized 100,000,000; issued and
     outstanding, 6,063,858 at March 31, 2001
     and December 31, 2000                                      61           61
  Capital in excess of par value                             2,999        2,999
  Deficit                                                   (1,783)      (1,736)
                                                           -------      -------
        Total stockholders' equity                           1,277        1,324
                                                           -------      -------
                                                           $ 2,904      $ 9,234
                                                           =======      =======
See notes to consolidated financial statements.

                               Atlas Minerals Inc.
                          (Formerly Atlas Corporation)
                      Consolidated Statements of Operations
                (In Thousands, Except Per Share Data, Unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                           ---------------------
                                                              2001        2000
                                                            -------     --------

Mining revenue                                              $  --       $   818
Costs and expenses:
      Production costs                                         --           851
      Depreciation, depletion and amortization                 --           178
      General and administrative expenses                        50         129
                                                            -------     -------

         Gross operating loss                                   (50)       (340)

Other (income) expense:
      Interest expense                                         --           101
      Interest income                                            (3)         (2)
      Other                                                    --            (6)
                                                            -------     -------

         Loss before income taxes                               (47)       (433)

Provision for income taxes                                     --          --
                                                            -------     -------

         Net loss                                           $   (47)    $  (433)
                                                            =======     =======

Basic and diluted loss per share of common stock            $ (0.01)    $ (0.07)
                                                            =======     =======

Weighted average number of common shares outstanding          6,064       6,064
                                                            =======     =======

See notes to consolidated financial statements.

                               Atlas Minerals Inc.
                          (Formerly Atlas Corporation)
                      Consolidated Statements of Cash Flows
                            (In Thousands, Unaudited)

                                                              Three Months Ended
                                                                    March 31,
                                                              ------------------
                                                                2001       2000
                                                               ------     ------

Operating activities:
     Net loss                                                  $ (47)     $(433)
     Add (deduct) non-cash items:
        Depreciation, depletion and amortization                   1        178
     Net change in non-cash items
       Related to operations (Note 3)                           (158)       (42)
                                                               -----      -----
        Cash used in operating activities                       (204)      (297)
                                                               -----      -----

Investing activities:
     Additions to property, plant and equipment                 --         (108)
     Reduction in cash resulting from
      abandonment of Arisur                                       (6)      --
     Investment in assets held for sale                          (24)       (50)
     Proceeds from sale of assets held for sale                  431        150
                                                               -----      -----
        Cash provided by (used in)
         investing activities                                    401         (8)
                                                               -----      -----
Financing activities:
     Net borrowings of short-term debt                          --          123
                                                               -----      -----
        Cash provided by financing activities                   --          123
                                                               -----      -----

Increase (decrease) in cash and cash equivalents                 197       (182)

Cash and cash equivalents:
     Beginning of period                                         119        202
                                                               -----      -----

     End of period                                             $ 316      $  20
                                                               =====      =====



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

     In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results for these interim periods are not necessarily indicative of results for the entire year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

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

3. The components of the net change in items other than cash related to operating activities as reflected in the Consolidated Statements of Cash Flows are as follows:

                                                           Three Months Ended
                                                               March 31,
                                                         -----------------------
           (in thousands)                                  2001        2000
     ---------------------------------------------------------------------------
     Add (deduct) items other than cash:
           Accounts receivable                           $    (2)    $   (171)
           Inventories                                         -          (24)
           Prepaid expenses and other current assets         (14)         (19)
           Other assets                                        -            5
           Trade accounts payable                           (133)         141
           Accrued liabilities                                (4)          17
           Estimated reorganization liabilities                -           (6)
           Other liabilities, long-term                       (5)          15
                                                         -------     ---------
                                                         $  (158)    $    (42)
                                                         =======     =========

     Net cash used for operating activities reflects cash payments for interest and income taxes as follows:

                                                 Three Months Ended
                                                      March 31,
                                      ------------------------------------------
           (in thousands)                   2001                    2000
     ---------------------------------------------------------------------------
     Interest                         $             -        $             9
     Income taxes                                   -                      -

     During the quarter ended March 31, 2001, the Company abandoned its investment in Arisur (Note 4).

     Assets abandoned:                                            (thousands)
           Current assets, net of cash and cash equivalents     $         2,517
           Property plant and equipment, net                              3,601
           Long-lived assets                                                 17
                                                                ----------------
                                                                          6,135
                                                                ----------------

     Liabilities abandoned:
           Current liabilities                                            5,710
           Long-term liabilities                                            431
                                                                ----------------
                                                                          6,141
                                                                ----------------

           Cash and cash equivalents abandoned                  $             6
                                                                ================

4. On May 9, 1999, Arisur defaulted on a payment of $478,000 due under its loan agreement with Corporacion Andina de Fomento ("CAF"). Subsequently CAF agreed to restructure the remaining balance of the debt under the condition that Arisur demonstrate that it had a minimum of four years of proven reserves at a production rate of 400 tonnes per day at Arisur's Andacaba mine. In April 2000, Latinamerican Investment Advisory Group ("LIAG"), an independent Latin American engineering firm retained by CAF, confirmed the required amount of reserves and recommended additional investment in the operation in order to assure a sustainable production rate of 400 tonnes per day. Despite this report, the Company and CAF were unable to negotiate a restructuring of the loan. The Company investigated all feasible actions to continue the Arisur operations. These actions included investigating alternative sources of debt and equity financing in order to provide additional investment to Arisur, and consideration of possible restructuring of the Arisur operations. These actions continued into the first quarter of 2001 and ultimately proved unsuccessful due to weakness in mineral prices, continuing losses from Arisur's operations, and the inability to identify alternative sources of debt or equity financing at costs acceptable to management. During the first quarter of 2001, CAF began foreclosure proceedings against Arisur and the Company's participation in Arisur's operations was terminated. Therefore the investment in Arisur was effectively abandoned as of January 1, 2001. The Company has decided to concentrate its remaining resources on other opportunities. During the year ended December 31, 2000, the Company recorded an impairment charge of $683,000 related to the Andacaba mine. The impairment charge was measured based on the amount by which the carrying value of the property exceeded its estimated fair value. Atlas Minerals, Inc. and its other subsidiaries have not guaranteed any liabilities of Arisur. All assets, liabilities, revenues and expenses of Arisur have been eliminated from the accounts of the Company effective January 1, 2001.

5. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, as amended, is effective for fiscal years beginning after June 15, 2000. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities. Therefore, management believes that SFAS No. 133 will not have an impact on its financial position or results of operations.

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

     Item 2.   Management's Discussion and Analysis
               ------------------------------------

     "SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

     Statements which are not historical facts contained in this Form 10-QSB are forward looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: general economic conditions, metal and mineral prices, political events in foreign countries, the risks associated with foreign operations generally, the timing of receipt of necessary governmental permits, climatic conditions, labor relations, availability and cost of material and equipment, the actual configuration of ore bodies, delays in anticipated start-up dates, environmental risks, the results of financing efforts and other risk factors detailed in the Company's Form 10-KSB for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

     RECENT EVENTS

     In September 1998, the Predecessor Entity filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court of the District of Colorado (the "Court"). On January 26, 1999, APMI and AGMI also filed for relief under Chapter 11. The Company's other subsidiary, Arisur, did not file for Chapter 11 protection. Under a plan of reorganization approved by the Court on December 11, 1999 (the "Reorganization Plan"), primarily all of Atlas', APMI's, and AGMI's liabilities were discharged for consideration of stock in the Reorganized Company and contingent cash distributions to be made upon the sale/realization of certain assets of the Reorganized Company. Arisur's liabilities were not affected by the reorganization.

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

     CAPITAL RESOURCE REQUIREMENTS

     Liquidity

     As of March 31, 2001, the Company's working capital was $884,000, compared to a deficit of $2,609,000 as of December 31, 2000. The Company's current ratio at March 31, 2001 was 3.24 to 1, compared to .58 to 1 at December 31, 2000. The deficit position at December 31, 2000 was a result of the inclusion of the Arisur balance sheet figures, which have been eliminated at March 31, 2001 as described above under "Recent Events." Without the Arisur figures, working capital would have been $578,000 with a current ratio of 2.19 to 1 at December 31, 2000. The increase was primarily a result of the receipt of several insurance settlements netting to $431,000 during the quarter. This amount was offset by operating expenditures of $40,000, expenses for the sale of assets held for sale of $24,000 and the reclassification of estimated reorganization liabilities from long-term to short-term of approximately $43,000.

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

     Results of operations

     During the quarter ended March 31, 2001, the Company had mining revenue of $0 compared to $818,000 in the same period of 2000, due to the abandonment of the Arisur operation as described above.

     Production costs were $0 in the first quarter of 2001 compared to $851,000 during the same period of 2000 also due to the abandonment of the Arisur operation as described above.

     General and administrative expenses for the three months ended March 31, 2001 were $50,000 compared to $129,000 for the comparable period in 2000. Salaries and benefits expenses decreased during the quarter to $19,000 compared to $61,000 in the same period of 2000 as a result of a reduction in personnel at the Company's headquarters in Aurora, Colorado from three employees to one. Director's fees and expenses decreased from $20,000 to $6,000. In early 2000, the Board met four times compared to two times in the first quarter of 2001. Insurance costs also were reduced from $14,000 in 2000 to $5,000 in 2001 as the Company reduced/eliminated unnecessary insurance coverage in late 2000. Rent expense also declined from $9,000 to $2,000 as a result of the move to smaller offices. Other cost areas reduced include travel costs and general office costs.

     Interest expense incurred during the three-month period ended March 31, 2001 was $0 compared to $101,000 for the three-month period ended March 31, 2000. All interest bearing debt of the Company was held by Arisur and has been written off as a result of the mine closure discussed above under "Recent Events."

     During the quarters ended March 31, 2001 and 2000, the Company incurred $0 and $108,000 in capital expenditures, substantially all of which related to normal mine development costs at the operation in Bolivia.

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


                                      ATLAS MINERALS INC.
                                      -------------------
                                      (Registrant)


                                      By:  /s/ James R. Jensen
                                           -------------------------------------
                                           James R. Jensen
                                           Chief Financial Officer


Date:    May 15, 2001                      /s/ James R. Jensen
                                           ------------------------------------
                                           James R. Jensen
                                           Chief Financial Officer
                                           (Principal Financial
                                           Officer & Chief Accounting Officer)