Form 10QSB
period 2001-06-30
ATLAS MINERALS INC
filed 2001-08-10
CIK 8302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


COMMISSION FILE NO. 1-2714

 (Mark One)

(X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2001 or
( ) Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to ________

                               ATLAS MINERALS INC.
                               -------------------
                          (Formerly Atlas Corporation)
        (Exact name of small business issuer as specified in its charter)

           COLORADO                                               84-1533604
-------------------------------                              -------------------
(State or other jurisdiction of                              (I. R. S. Employer
incorporation or organization)                               Identification No.)

                 2323 S. Troy St. Suite 5-210, Aurora, CO 80014
                 ----------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  303-306-0823
                                  ------------
                           (Issuer's telephone number)

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

                                 Yes X   No
                                    ---    ---

As of August __, 2001, 6,063,858 shares of Common Stock, par value $0.01 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes     No X
   ---    ---

Independent Accountants' Report



The Board of Directors and Stockholders
Atlas Minerals Inc.


We have reviewed the accompanying consolidated balance sheet of Atlas Minerals Inc. and subsidiaries as of June 30, 2001 and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2001 and 2000 and cash flows for the six-month periods ended June 30, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management.

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


Denver, Colorado
August 8, 2001


                                     2 of 13

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
-----------------------------

                               Atlas Minerals Inc.
                          (Formerly Atlas Corporation)
                           Consolidated Balance Sheets
                                 (in Thousands)

                                                              June 30,  December 31,
                                                                2001        2000
                                                               -------    -------
                                                             (Unaudited)
ASSETS
  Current assets:
      Cash and cash equivalents                                $   166    $   119
      Accounts receivable - trade                                 --        1,310
      Accounts receivable - other                                 --          328
      Assets held for sale                                         300        300
      Inventories                                                 --          870
      Prepaid expenses and other current assets                    659        661
                                                               -------    -------
        Total current assets                                     1,125      3,588
                                                               -------    -------
  Property, plant and equipment                                      5      4,348
  Less: accumulated depreciation, depletion and amortization        (3)      (744)
                                                               -------    -------
                                                                     2      3,604
  Assets held for sale                                           1,283      1,260
  Other assets                                                     340        782
                                                               -------    -------
                                                               $ 2,750    $ 9,234
                                                               =======    =======

LIABILITIES
  Current liabilities:
      Trade accounts payable                                   $    80    $   761
      Accrued liabilities                                           36      1,021
      Short-term debt                                             --        4,226
      Estimated reorganization liabilities                         182        189
                                                               -------    -------
        Total current liabilities                                  298      6,197
                                                               -------    -------

  Estimated reorganization liabilities                           1,082      1,125
  Other liabilities, long-term                                     150        588
                                                               -------    -------
        Total long-term liabilities                              1,232      1,713
                                                               -------    -------
        Total liabilities                                        1,530      7,910
                                                               -------    -------

Commitments and contingencies

STOCKHOLDERS' EQUITY
  Preferred stock, par $1 per share; authorized
     1,000,000; no shares issued and outstanding                  --         --
  Common stock, par value $0.01 per share;
     authorized 100,000,000; issued and
     outstanding, 6,063,858 at June 30, 2001 and
     December 31, 2000                                              61         61
  Capital in excess of par value                                 2,999      2,999
  Deficit                                                       (1,840)    (1,736)
                                                               -------    -------
        Total stockholders' equity                               1,220      1,324
                                                               -------    -------
                                                               $ 2,750    $ 9,234
                                                               =======    =======

See notes to consolidated financial statements.

                                     3 of 13


                                    Atlas Minerals Inc
                               (Formerly Atlas Corporation)
                           Consolidated Statements of Operations
                     (In Thousands, Except Per Share Data, Unaudited)

                                                  Three Months Ended      Six Months Ended
                                                        June 30,              June 30,
                                                   ------------------    ------------------
                                                     2001       2000       2001       2000
                                                   -------    -------    -------    -------

Mining revenue                                     $  --      $   851    $  --      $ 1,669
Costs and expenses:
   Production costs                                   --          684       --        1,535
   Depreciation, depletion and amortization           --          177       --          355
   Impairment of mineral property                     --          683       --          683
   General and administrative expenses                  59        110        109        239
                                                   -------    -------    -------    -------

     Gross operating loss                              (59)      (803)      (109)    (1,143)

Other (income) and expense:
   Interest expense                                      1        108          1        209
   Interest income                                      (2)      --           (5)        (2)
   Other                                                (1)       (15)        (1)       (21)
                                                   -------    -------    -------    -------

     Loss before income taxes                          (57)      (896)      (104)    (1,329)

Provision for income taxes                            --         --         --         --
                                                   -------    -------    -------    -------

   Net loss                                        $   (57)   $  (896)   $  (104)   $(1,329)
                                                   =======    =======    =======    =======

Basic and diluted loss per share of common stock   $ (0.01)   $ (0.15)   $ (0.02)   $ (0.22)
                                                   =======    =======    =======    =======

Weighted average number of common
   shares outstanding                                6,064      6,064      6,064      6,064
                                                   =======    =======    =======    =======


See notes to consolidated financial statements.

                                          4 of 13


                                 Atlas Minerals Inc.
                            (Formerly Atlas Corporation)
                        Consolidated Statements of Cash Flows
                              (In Thousands, Unaudited)

                                                                   Six Months Ended
                                                                         June 30,
                                                                   ------------------
                                                                     2001       2000
                                                                   -------    -------

Operating activities:
     Net loss                                                      $  (104)   $(1,329)
     Add (deduct) non-cash items:
        Depreciation, depletion and amortization                         1        356
        Impairment of mineral property                                --          683
     Net change in non-cash items
       Related to operations (Note 3)                                 (198)       (77)
                                                                   -------    -------
        Cash used in operating activities                             (301)      (367)
                                                                   -------    -------

Investing activities:
     Additions to property, plant and equipment                       --         (166)
     Reduction in cash resulting from abandonment of Arisur             (6)      --
     Investment in assets held for sale and other assets               (55)       (63)
     Proceeds from sale of assets held for sale and other assets       459        186
                                                                   -------    -------
        Cash provided by (used in) investing activities                398        (43)
                                                                   -------    -------

Financing activities:
     Net borrowings of short-term debt                                --          238
     Payments of estimated reorganization liabilities                  (50)        (5)
                                                                   -------    -------
        Cash provided by (used in) financing activities                (50)       233
                                                                   -------    -------

Increase (decrease) in cash and cash equivalents                        47       (177)

Cash and cash equivalents:
     Beginning of period                                               119        202
                                                                   -------    -------

     End of period                                                 $   166    $    25
                                                                   =======    =======


See notes to consolidated financial statements.

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

3. The components of the net change in items other than cash related to operating activities as reflected in the Consolidated Statements of Cash Flows are as follows:

                                                           Six Months Ended
                                                               June 30,
                                                            --------------
           (in thousands)                                   2001      2000
           --------------                                   ----      ----
     Add (deduct) items other than cash:
           Accounts receivable                              $--      $(337)
           Inventories                                       --        (18)
           Prepaid expenses and other current assets           (9)      (4)
           Other assets                                      --          1
           Trade accounts payable                            (148)     174
           Accrued liabilities                                (34)      93
           Other liabilities, long-term                        (7)      19
                                                            -----    -----
                                                            $(198)   $ (77)
                                                            =====    =====

     Net cash used for operating activities reflects cash payments for interest and income taxes as follows:

                                                          Six Months Ended
                                                              June 30,
                                                        --------------------
           (in thousands)                               2001            2000
           --------------                               ----            ----
     Interest                                           $ 1             $54
     Income taxes                                        --              --


                                     6 of 13

     During the period ended June 30, 2001, the Company abandoned its investment in Arisur (Note 4).

     Assets abandoned:                                             (thousands)
           Current assets, net of cash and cash equivalents          $2,517
           Property plant and equipment, net                          3,601
           Long-lived assets                                             17
                                                                     ------
                                                                      6,135
                                                                     ------

     Liabilities abandoned:
           Current liabilities                                        5,710
           Long-term liabilities                                        431
                                                                     ------
                                                                      6,141
                                                                     ------

           Cash and cash equivalents abandoned                       $    6
                                                                     ======


4. On May 9, 1999, Arisur defaulted on a payment of $478,000 due under its loan agreement with Corporacion Andina de Fomento ("CAF"). Subsequently CAF agreed to restructure the remaining balance of the debt under the condition that Arisur demonstrate that it had a minimum of four years of proven reserves at a production rate of 400 tonnes per day at Arisur's Andacaba mine. In April 2000, Latinamerican Investment Advisory Group ("LIAG"), an independent Latin American engineering firm retained by CAF, confirmed the required amount of reserves and recommended additional investment in the operation in order to assure a sustainable production rate of 400 tonnes per day. Despite this report, the Company and CAF were unable to negotiate a restructuring of the loan. The Company investigated all feasible actions to continue the Arisur operations. These actions included investigating alternative sources of debt and equity financing in order to provide additional investment to Arisur, and consideration of possible restructuring of the Arisur operations. These actions continued into the first quarter of 2001 and ultimately proved unsuccessful due to weakness in mineral prices, continuing losses from Arisur's operations, and the inability to identify alternative sources of debt or equity financing at costs acceptable to management. During the first quarter of 2001, CAF began foreclosure proceedings against Arisur and the Company's participation in Arisur's operation was terminated. Therefor the investment in Arisur was effectively abandoned as of January 1, 2001. The Company has decided to concentrate its remaining resources on other opportunities. During the year ended December 31, 2000, the Company recorded an impairment charge of $683,000 related to the Andacaba mine. The impairment charge was measured based on the amount by which the carrying value of the property exceeded its estimated fair value. Atlas Minerals, Inc. and its other subsidiaries have not guaranteed any liabilities of Arisur. All assets, liabilities, revenues and expenses of Arisur have been eliminated from the accounts of the Company effective January 1, 2001.

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

                                     7 of 13

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




                                     8 of 13

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

On May 9, 1999, Arisur defaulted on a payment of $478,000 due under its loan agreement with Corporacion Andina de Fomento ("CAF"). Subsequently CAF agreed to restructure the remaining balance of the debt under the condition that Arisur demonstrate that it had a minimum of four years of proven reserves at a production rate of 400 tonnes per day at Arisur's Andacaba mine. In April 2000, Latinamerican Investment Advisory Group ("LIAG"), an independent Latin American engineering firm retained by CAF, confirmed the required amount of reserves and recommended additional investment in the operation in order to assure a sustainable production rate of 400 tonnes per day. Despite this report, the Company and CAF were unable to negotiate a restructuring of the loan. The Company investigated all feasible actions to continue the Arisur operations. These actions included investigating alternative sources of debt and equity financing in order to provide additional investment to Arisur, and consideration of possible restructuring of the Arisur operations. These actions continued into the first quarter of 2001 and ultimately proved unsuccessful due to weakness in mineral prices, continuing losses from Arisur's operations, and the inability to identify alternative sources of debt or equity financing at costs acceptable to management. During the first quarter of 2001, CAF began foreclosure proceedings against Arisur and the Company's participation in Arisur's operation was terminated. Therefor the investment in Arisur was effectively abandoned as of January 1, 2001. The Company has decided to concentrate its remaining resources on other opportunities. During the year ended December 31, 2000, the Company recorded an impairment charge of $683,000 related to the Andacaba mine. Atlas Minerals, Inc. and its other subsidiaries have not guaranteed any liabilities of Arisur.

                                     9 of 13

CAPITAL RESOURCE REQUIREMENTS

Liquidity

As of June 30, 2001, the Company's working capital was $827,000, compared to a deficit of $2,609,000 as of December 31, 2000. The Company's current ratio at June 30, 2001 was 3.78 to 1, compared to .58 to 1 at December 31, 2000. The deficit position at December 31, 2000 was a result of the inclusion of the Arisur balance sheet figures, which have been eliminated at June 30, 2001 as described above under "Recent Events." Without the Arisur figures, working capital would have been $578,000 with a current ratio of 2.19 to 1 at December 31, 2000. The increase was primarily a result of the receipt of several insurance settlements netting to $431,000 during the period ended June 30, 2001. This amount was offset by operating costs of $100,000, expenses for the sale of assets held for sale of $24,000 and the reclassification of estimated reorganization liabilities from long-term to short-term of approximately $43,000.

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

Results of operations

The Company had mining revenue of $0 for the both the three-month and six-month periods ended June 30, 2001 compared to $851,000 and $1,669,000, respectively in the same periods of 2000. The reduction was due to the abandonment of the Arisur operation as described above.

Production costs were also $0 in 2001 compared to $684,000 and $1,535,000 for the three-month and six-month periods ended June 30, 2000, also due to the abandonment of the Arisur operation as described above.

General and administrative expenses for the six months ended June 30, 2001 were $109,000 compared to $239,000 for the comparable period in 2000. Salaries and benefits expenses decreased during the quarter to $41,000 from $115,000 in the same period of 2000 as a result of a reduction in personnel at the Company's headquarters in Aurora, Colorado from three employees to one. Director's fees and expenses decreased from $21,000 to $9,000. In early 2000, the Board met four times compared to two times in the first half of 2001. Insurance costs also were reduced from $31,000 in 2000 to $11,000 in 2001 as the Company reduced/eliminated unnecessary insurance coverage in late 2000. Rent expense also declined from $16,000 to $4,000 as a result of the move to smaller offices. Other cost areas reduced include travel costs and general office costs. For the three months ended June 30, 2001, general and administrative costs were $59,000 compared to $110,000 in the previous year. The reduction was primarily due to a decrease in salary and benefit costs of from $64,000 to $22,000 for the same reason as described above. Insurance also was reduced by $10,000 during the quarter and rent costs by $6,000.

                                    10 of 13

Interest expense incurred during the three-month and six-month periods ended June 30, 2001 was $1,000 for both periods compared to $108,000 and $209,000 for the respective periods in 2000. All interest bearing debt of the Company was held by Arisur and has been written off as a result of the mine closure discussed above under "Recent Events."

During the six months ended June 30, 2001 and 2000, the Company incurred $0 and $166,000 in capital expenditures, substantially all of which related to normal mine development costs at the operation in Bolivia.



                                    11 of 13

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

          None


                                    12 of 13

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


                                    ATLAS MINERALS INC.
                                    -------------------
                                    (Registrant)


                                    By: /s/ James R. Jensen
                                    -----------------------
                                    James R. Jensen
                                    Chief Financial Officer


Date:  August 10, 2001              /s/ James R. Jensen
                                    -------------------
                                    James R. Jensen
                                    Chief Financial Officer (Principal Financial
                                    Officer & Chief Accounting Officer)



                                    13 of 13