Form 10QSB
period 2001-09-30
ATLAS MINERALS INC
filed 2001-11-13
CIK 8302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


COMMISSION FILE NO. 1-2714

Mark One)

(X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended September 30, 2001 or

( ) Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _________  to  ________


                               ATLAS MINERALS INC.
                          ----------------------------
                          (Formerly Atlas Corporation)
        (Exact name of small business issuer as specified in its charter)

           COLORADO                                             84-1533604
-------------------------------                           ----------------------
(State or other jurisdiction of                           (I. R. S. Employer
incorporation or organization)                              Identification No.)

10920 West Alameda Ave., Suite 205, Lakewood, Colorado             80226
-------------------------------------------------------          ----------
       (Address of principal executive offices)                  (Zip Code)


                                  303-306-0823
                           ---------------------------
                           (Issuer's telephone number)


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

                                  Yes  X    No
                                     -----    -----

As of November 8, 2001, 6,063,858 shares of Common Stock, par value $0.01 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):
Yes      No  X
   ----    ----

Independent Auditors' Report



The Board of Directors and Stockholders
Atlas Minerals Inc.


We have reviewed the accompanying consolidated balance sheet of Atlas Minerals Inc. and subsidiaries as of September 30, 2001 and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2001 and 2000 and cash flows for the nine-month periods ended September 30, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management.

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


/s/ Horwath Gelfond Hochstadt Pangburn, P.C.
HORWATH GELFOND HOCHSTADT PANGBURN, P.C.


Denver, Colorado
November 8, 2001

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
         --------------------

                                                  Atlas Minerals Inc.
                                             (Formerly Atlas Corporation)
                                              Consolidated Balance Sheets
                                                    (in Thousands)

                                                                                          September 30,      December 31,
                                                                                             2001                2000
---------------------------------------------------------------------------------------------------------------------------
                                                                                          (Unaudited)
ASSETS
  Current assets:
      Cash and cash equivalents                                                         $          70       $         119
      Accounts receivable - trade                                                                   -               1,310
      Accounts receivable - other                                                                   3                 328
      Assets held for sale                                                                        300                 300
      Inventories                                                                                   -                 870
      Prepaid expenses and other current assets                                                   663                 661
                                                                                        ----------------    ----------------
        Total current assets                                                                    1,036               3,588
                                                                                        ----------------    ----------------
  Property, plant and equipment                                                                     5               4,348
  Less: accumulated depreciation, depletion and amortization                                       (4)               (744)
                                                                                        ----------------    ----------------
                                                                                                    1               3,604
  Assets held for sale                                                                          1,268               1,260
  Other assets                                                                                    376                 782
                                                                                        ----------------    ----------------
                                                                                        $       2,681       $       9,234
                                                                                        ================    ================

LIABILITIES
  Current liabilities:
      Trade accounts payable                                                            $         134       $         761
      Accrued liabilities                                                                          42               1,021
      Short-term debt                                                                               -               4,226
      Estimated reorganization liabilities                                                        182                 189
                                                                                        ----------------    ----------------
        Total current liabilities                                                                 358               6,197
                                                                                        ----------------    ----------------

  Estimated reorganization liabilities                                                          1,082               1,125
  Other liabilities, long-term                                                                    146                 588
                                                                                        ----------------    ----------------
        Total long-term liabilities                                                             1,228               1,713
                                                                                        ----------------    ----------------
        Total liabilities                                                                       1,586               7,910
                                                                                        ----------------    ----------------
Commitments and contingencies

STOCKHOLDERS' EQUITY
  Preferred stock, par $1 per share; authorized 1,000,000; no shares issued and
     outstanding                                                                                    -                   -
  Common stock, par value $0.01 per share; authorized 100,000,000; issued and
     outstanding  6,064,000 at September  30, 2001 and  December 31, 2000                          61                  61
  Capital in excess of par value                                                                2,999               2,999
  Deficit                                                                                      (1,965)             (1,736)
                                                                                        ----------------    ----------------
        Total stockholders' equity                                                              1,095               1,324
                                                                                        ----------------    ----------------
                                                                                        $       2,681       $       9,234
                                                                                        ================    ================

See notes to consolidated financial statements.



                                             Atlas Minerals Inc.
                                         (Formerly Atlas Corporation)
                                    Consolidated Statements of Operations
                               (In Thousands, Except Per Share Data, Unaudited)


                                                             Three Months Ended                      Nine Months Ended
                                                                September 30,                          September 30,
                                                      ----------------------------------     ----------------------------------
                                                           2001               2000                2001               2000
                                                      ----------------    --------------     ---------------    ---------------
Mining revenue                                        $          -        $        707       $          -       $      2,376
Costs and expenses:
   Production costs                                              -                 697                  -              2,232
   Depreciation, depletion and amortization                      -                 178                  -                533
   Impairment of mineral property                                -                   -                  -                683
   General and administrative expenses                         125                  66                234                305
                                                      ----------------    --------------     ---------------    ---------------

     Gross operating loss                                     (125)               (234)              (234)            (1,377)

Other (income) and expense:
   Interest expense                                              -                 114                  1                323
   Interest income                                               -                   -                 (5)                (2)
   Other                                                         -                (333)                (1)              (354)
                                                      ----------------    --------------     ---------------    ---------------

     Loss before income taxes                                 (125)                (15)              (229)            (1,344)

Provision for income taxes                                       -                   -                  -                  -
                                                      ----------------    --------------     ---------------    ---------------

   Net loss                                           $       (125)       $        (15)      $       (229)      $     (1,344)
                                                      ================    ==============     ===============    ===============

Basic and diluted loss per share of common stock      $      (0.02)       $      (0.00)      $      (0.04)      $      (0.22)
                                                      ================    ==============     ===============    ===============

Weighted average number of common
   shares outstanding                                        6,064               6,064              6,064              6,064
                                                      ================    ==============     ===============    ===============

See notes to consolidated financial statements.



                                               Atlas Minerals Inc.
                                          (Formerly Atlas Corporation)
                                      Consolidated Statements of Cash Flows
                                           (In Thousands, Unaudited)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                            --------------------------------------------
                                                                                   2001                      2000
                                                                            -------------------        -----------------
Operating activities:
     Net loss                                                               $           (229)          $         (1,344)
     Add (deduct) non-cash items:
        Depreciation, depletion and amortization                                           2                        534
        Impairment of mineral property                                                     -                        683
     Net change in non-cash items
       related to operations (Note 3)                                                   (148)                      (572)
                                                                            -------------------        -----------------
        Cash used in operating activities                                               (375)                      (699)
                                                                            -------------------        -----------------

Investing activities:
     Additions to property, plant and equipment                                            -                       (240)
     Reduction in cash resulting from abandonment of Arisur                               (6)                         -
     Investment in assets held for sale and other assets                                (102)                      (142)
     Proceeds from sale of assets held for sale and other assets                         484                        456
                                                                            -------------------        -----------------
        Cash provided by investing activities                                            376                         74
                                                                            -------------------        -----------------

Financing activities:
     Net borrowings of short-term debt                                                     -                        552
     Payments of estimated reorganization liabilities                                    (50)                        (5)
                                                                            -------------------        -----------------
        Cash provided by (used in) financing activities                                  (50)                       547
                                                                            -------------------        -----------------

Decrease in cash and cash equivalents                                                    (49)                       (78)

Cash and cash equivalents:
     Beginning of period                                                                 119                        202
                                                                            -------------------        -----------------

     End of period                                                          $             70           $            124
                                                                            ===================        =================


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

3. The components of the net change in items other than cash related to operating activities as reflected in the Consolidated Statements of Cash Flows are as follows:

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                         ------------------------------------------
           (in thousands)                                                      2001                    2000
     --------------------------------------------------------------------------------------------------------------
     Add (deduct) items other than cash:
           Accounts receivable                                           $            (3)       $          (699)
           Inventories                                                                 -                    (63)
           Prepaid expenses and other current assets                                 (12)                     1
           Other assets                                                                -                      -
           Trade accounts payable                                                    (94)                   204
           Accrued liabilities                                                       (28)                    49
           Other liabilities, long-term                                              (11)                   (64)
                                                                         ------------------     -------------------
                                                                         $          (148)       $          (572)
                                                                         ==================     ===================

     Net cash used for operating activities reflects cash payments for interest and income taxes as follows:

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                         ------------------------------------------
           (in thousands)                                                      2001                    2000
     --------------------------------------------------------------------------------------------------------------
     Interest                                                            $             1        $           111
     Income taxes                                                                      -                      -

     During the nine month period ended September 30, 2001, the Company abandoned its investment in Arisur (Note 4).

     Assets abandoned:                                               (thousands)
           Current assets, net of cash and cash equivalents           $  2,517
           Property plant and equipment, net                             3,601
           Long-lived assets                                                17
                                                                      --------
                                                                         6,135
                                                                      --------

     Liabilities abandoned:
           Current liabilities                                           5,710
           Long-term liabilities                                           431
                                                                      --------
                                                                         6,141
                                                                      --------

           Cash and cash equivalents abandoned                        $      6
                                                                      ========

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

     In July 2001, The Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other
     Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited after that date. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach and requires intangible assets with finite lives to be amortized over their useful lives. Thus, amortization of goodwill and intangible assets with indefinite lives will cease upon adoption of the statement. SFAS No. 142 is required to be applied to fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of SFAS No. 141 will have a significant immediate impact on the financial condition or results of operations as the Company has no current planned business combinations. The Company is currently assessing the impact, if any, that SFAS No. 142 may have on its financial condition or results of operation.

     In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact, if any, that SFAS No. 144 may have on its financial condition and results of operations.

6. Atlas was in an adversary proceeding against TRW, Inc. ("TRW") and the United States Environmental Protection Agency (the "EPA") pending before the Bankruptcy Court, District of Colorado. This action was brought by Atlas seeking a declaratory judgment that Atlas' obligations under a Consent Decree between Atlas, TRW and the EPA (the "Decree") have been discharged under its confirmed Reorganization Plan. TRW and the EPA asserted that obligations under the Decree are not dischargeable under Federal bankruptcy laws.

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

    On February 5, 2001, the Court granted a partial summary judgement, in favor of Atlas, that $411,000 of the $534,000 claimed by TRW was discharged by Atlas' confirmed Plan of Reorganization. The claim for the remaining
    $123,000, which represents TRW's estimate of future response cost obligations under the Decree, was still pending before the Court until October, 2001. In October the Bankruptcy Court approved a settlement between the Company and TRW Inc under which the Company agreed to repurchase 146,415 shares of common stock owned by TRW Inc. for $30,000 payable in three equal installments. The first installment was paid to TRW Inc. in October, 2001. The second installment will be due in December, 2001 with the final payment due March, 2002.

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

At the Company's annual shareholder meeting held on September 7, 2001, four new directors and one incumbent director were elected to the Board. The current Board members are David Groshoff, Robert Miller, H. R. (Roy) Shipes, Gary E. Davis, and Douglas Cook. Messrs. Groshoff and Miller are affiliated with the Company's two largest shareholders, Pension Benefit Guaranty Corporation and Lindner Asset Allocation Fund, respectively. Mr. Shipes is the Company's third largest shareholder. Mr. Davis is a former President and Director of the Company (1995-1996). Mr. Cook was Chairman of the Company from 1996 to 1998 and was the only existing Board member to be re-elected. Subsequent to the shareholder meeting, the Board elected Gary E. Davis as Chairman, Principal Financial Officer and Corporate Secretary and Roy Shipes as Chief Executive Officer.

CAPITAL RESOURCE REQUIREMENTS

LIQUIDITY

As of September 30, 2001, the Company's working capital was $678,000, compared to a deficit of $2,609,000 as of December 31, 2000. The Company's current ratio at September 30, 2001 was 2.89 to 1, compared to .58 to 1 at December 31, 2000. The deficit position at December 31, 2000 was a result of the inclusion of the Arisur balance sheet figures, which have been eliminated at June 30, 2001 as described above under "Recent Events." Without the Arisur figures, working capital would have been $578,000 with a current ratio of 2.19 to 1 at December 31, 2000. The increase was primarily a result of the receipt of several insurance settlements netting to $390,000 during the period ended September 30, 2001. This amount was offset by operating costs of $232,000, expenses for the sale of assets held for sale of $8,000 and the reclassification of estimated reorganization liabilities from long-term to short-term of approximately $43,000.

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

RESULTS OF OPERATIONS

The Company had mining revenue of $0 for the both the three-month and nine-month periods ended September 30, 2001 compared to $707,000 and $2,376,000, respectively in the same periods of 2000. The reduction was due to the abandonment of the Arisur operation as described above.

Production costs were also $0 in 2001 compared to $697,000 and $2,232,000 for the three-month and nine-month periods ended September 30, 2000, also due to the abandonment of the Arisur operation as described above.

General and administrative expenses for the nine months ended September 30, 2001 were $234,000 compared to $305,000 for the comparable period in 2000. Salaries and benefits expenses decreased during the period to $56,000 from $151,000 in the same period of 2000 as a result of a reduction in personnel at the Company's headquarters in Aurora, Colorado from three employees to one for the majority of the period. Insurance costs also were reduced from $45,000 in 2000 to $18,000 in 2001 as the Company reduced/eliminated unnecessary insurance coverage in late 2000. Rent expense also declined from $23,000 to $5,000 as a result of the move to smaller offices. Other cost areas reduced include travel costs and general office costs. These lower costs were partially offset by increased legal fees from $18,000 in 2000 to $74,000 in 2001. The increased legal fees were due to the costs associated with compliance with SEC requirements in connection with the shareholders meeting held September 7, 2001 at which new management was elected. Another increase in general and administrative expenses was attributable to the recording of $10,000 of costs associated with the October, 2001 settlement with TRW, Inc. For the three months ended September 30, 2001, general and administrative costs were $125,000 compared to $66,000 in the previous year. The increase was primarily due to a increase in legal fees from $4,000 during 2000 to $57,000 during 2001 due to the costs associated with compliance with SEC requirements in connection with the shareholders meeting held September 7, 2001 at which new management was elected. Other increased expenses includes the $10,000 related to the TRW, Inc. settlement discussed above. These increased expenses were partially offset by a decrease in salary and benefit costs of from $25,000 to $15,000 for the same reason as described above. Insurance also was reduced by $8,000 during the quarter and rent costs by $5,000.

Interest expense incurred during the three-month and nine-month periods ended September 30, 2001 was $0 and $1,000, respectively compared to $114,000 and $323,000 for the respective periods in 2000. All interest bearing debt of the Company was held by Arisur and has been written off as a result of the mine closure discussed above under "Recent Events."

During the nine months ended September 30, 2001 and 2000, the Company incurred $0 and $240,000 in capital expenditures, substantially all of which related to normal mine development costs at the operation in Bolivia.

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

         None

Item 3.  Defaults upon Senior Securities
         -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

An annual meeting of shareholders of the Company was held on September 7, 2001. At the annual meeting, the shareholders elected four new directors and one prior director. The newly elected directors were Gary E. Davis, David A. Groshoff,
Robert  Miller and H.R.  (Roy)  Shipes.  Douglas R. Cook was  re-elected  to the
Board.

The following table sets forth the slate of directors voted upon at the annual meeting of shareholders and the number of votes cast for, against and abstained with respect to each director nominee:

   Name of Nominee           Votes For         Votes Against         Abstentions
   ---------------           ---------         -------------         -----------

Guillermo A. Blacker           199,725               0                    0
Richard E. Blubaugh            199,725               0                    0
David J. Carroll               199,725               0                    0
C. Thomas Ogryzlo              199,725               0                    0
Dr. Henry J. Sandri            199,725               0                    0
Douglas R. Cook              3,047,527               0                    0
Gary E. Davis                3,047,527               0                    0
David A. Groshoff            3,047,527               0                    0
Robert Miller                3,047,527               0                    0
H. R. (Roy) Shipes           3,047,527               0                    0


For additional information, please see the Company's definitive Information Statement pursuant to Section 14(c) of the Securities and Exchange Act of 1934 filed with the Securities and Exchange Commission on August 16, 2001 and which is incorporated herein by this reference and filed as Exhibit 20.1 to this Form 10-QSB.


Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a.   Exhibits

              20.1 Definitive Information Statemement pursuant to Section 14(c) of the Securities and Exchange Act of 1934 (filed with the Securities and Exchange Commission on August 16, 2001)

         b.   Reports on Form 8-K

              Form 8-K dated September 17, 2001 filed with the Securities and Exchange Commission on September 20, 2001 pursuant to which the Company's filed its press release announcing the election of a new Board of Directors.

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


                                    ATLAS MINERALS INC.
                                    -------------------
                                    (Registrant)


                                    By:  /s/ Gerald E. Davis
                                         -------------------------------
                                         Gerald E. Davis
                                         Principal Financial Officer and
                                            Corporate Secretary


Date:    November 12, 2001               /s/ Gerald E. Davis
                                         -------------------------------
                                         Gerald E. Davis
                                         Principal Financial Officer and
                                           Corporate Secretary