Form 10KSB
period 2001-12-31
ATLAS MINERALS INC
filed 2002-04-15
CIK 8302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
             Act of 1934 for the fiscal Year Ended December 31, 2001


                           COMMISSION FILE NO. 1-2714


                               ATLAS MINERALS INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           COLORADO                                      84-1533604
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


               10920 W. Alameda Ave., Ste 205, Lakewood, CO     80226
           ------------------------------------------------------------
              (Address of principal executive offices)       (Zip Code)

                                  303-306-0823
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:

                                                           Name Of Each Exchange
           Title Of Each Class                             On Which Registered
---------------------------------------                    ---------------------
Common Stock, par value $0.01 per share                            None


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year were $0.

Aggregate   market   value  of   2,918,706   shares  of  Common  Stock  held  by
non-affiliates of the Registrant as of April 5, 2002 was $437,800.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.   Yes [X]     No [ ]

As of April 5, 2002 Registrant had outstanding 6,061,518 shares of Common Stock, $0.01 Par Value, its only class of voting stock.

Documents Incorporated by Reference: Proxy Statement for the 2002 Annual Meeting

Transitional Small Business Disclosure Format    Yes [ ]     No  [X]

                                      INDEX

                                                                            Page
                PART I
Item 1.         Description of Business                                        2
Item 2.         Properties                                                     4
Item 3.         Legal Proceedings                                              7
Item 4.         Submission of Matters to a Vote of Security Holders            7

                PART II
Item 5.         Market for Common Equity and Related Stockholder Matters       8
Item 6.         Management's Discussion and Analysis                           8
Item 7.         Financial Statements                                          15
Item 8.         Changes to and Disagreements with Accountants on
                Accounting and Financial Disclosure                           33

                PART III
Item 9.         Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the Exchange Act    34
Item 10.        Executive Compensation                                        34
Item 11.        Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters                    34
Item 12.        Certain Relationships and Related Transactions                34
Item 13.        Exhibits and Reports on Form 8-K                              35


FORWARD-LOOKING STATEMENTS:

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ATLAS MINERALS INC. INC. IS REFERRED TO HEREIN AS "WE" OR "OUR". THE WORDS OR PHRASES "WOULD BE," "WILL ALLOW," "INTENDS TO," "WILL LIKELY RESULT," "ARE EXPECTED TO," "WILL CONTINUE," "IS ANTICIPATED," "ESTIMATE," "PROJECT," OR SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995.   ACTUAL RESULTS COULD DIFFER
MATERIALLY FROM THOSE PROJECTED IN THE FORWARD LOOKING STATEMENTS AS A RESULT OF A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING THE RISK FACTORS SET FORTH BELOW AND ELSEWHERE IN THIS REPORT (SEE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" IN PART I, ITEM 6) STATEMENTS MADE HEREIN ARE AS OF THE DATE OF THE FILING OF THIS FORM 10-KSB WITH THE SECURITIES AND EXCHANGE COMMISSION AND SHOULD NOT BE RELIED UPON AS OF ANY SUBSEQUENT DATE. WE EXPRESSLY DISCLAIM ANY OBLIGATION TO UPDATE ANY INFORMATION OR FORWARD LOOKING STATEMENTS CONTAINED IN THIS FORM 10-KSB, EXCEPT AS MAY UNLESS OTHERWISE BE REQUIRED BY APPLICABLE LAW, WE DO NOT UNDERTAKE, AND SPECIFICALLY DISCLAIMS ANY OBLIGATION, TO UPDATE ANY FORWARD-LOOKING STATEMENTS TO REFLECT OCCURRENCES, DEVELOPMENTS, UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENT.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
         -----------------------

General Description
-------------------

Atlas Minerals Inc. (formerly Atlas Corporation) is principally engaged in the exploration, development and exploitation of mineral properties and is actively in the process of identifying new acquisition opportunities in the natural
resource  sector.   Throughout  this  document,   use  of  the  term  "Company,"
"Reorganized Company," or "Atlas" refers to Atlas Minerals Inc. and its subsidiaries from and after December 11, 1999. Use of the term "Predecessor Entity" refers to Atlas Corporation and its subsidiaries prior to December 11, 1999.

The Company was incorporated under the laws of the State of Colorado on February 3, 2000. The principal office of the Company is located at 10920 W. Alameda Avenue Suite 205, Lakewood, Colorado 80226.

The Company owns approximately 85% of Atlas Precious Metals Inc. ("APMI"), incorporated under the laws of the State of Nevada, which holds the Grassy Mountain property, a property known to host gold mineralization. APMI also owns approximately 63% of Atlas Gold Mining Inc. ("AGMI"), incorporated under the laws of the State of Nevada, which owns an idled gold processing mill and other related facilities and infrastructure at or near the Gold Bar mine. Each of these properties is described in Item 2 below. As of December 31, 2001, the Company has 100% ownership of an inactive subsidiary, Suramco Metals, Inc. The Company currently operates only in the United States.

On September 22, 1998, the Predecessor Entity filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. APMI and AGMI also filed petitions for relief under Chapter 11 on January 26, 1999. On December 11, 1999, the Bankruptcy Court approved the plans of reorganization of Atlas, APMI and AGMI (collectively the "Reorganization Plan"). Atlas, APMI and AGMI emerged from Chapter 11 on January 10, 2000. Final decrees were issued by the Bankruptcy Court officially closing the APMI and AGMI cases on November 8, 2000 and the Atlas case effective December 31, 2001.

It is the intention of Management for the Company to remain in the business of development and exploitation of natural resource properties. Management's current efforts regarding this are being directed toward the identification of possible acquisition opportunities, primarily in the sectors of industrial minerals, base metals, precious metals and oil/natural gas.

Risk Factors
------------

Operations
----------

The Company currently has no operations and no source of sustainable cash flow. The Company's future operations, if any, will be subject to risks and hazards inherent in the mining and oil and gas industries, including but not limited to unanticipated variations in resource grade and other geological problems, water conditions, surface or underground conditions, metallurgical and other processing problems, mechanical equipment performance problems, the unavailability of materials and equipment, accidents, labor force and transportation disruptions, unanticipated transportation costs and weather conditions, any of which can materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures and production commencement dates.

Environmental Issues
--------------------

The Company is required to comply with various federal, state and local regulations relating to environmental matters at its properties from time to time. Any other operator of the Company's properties will be required to comply with these regulations as well. In addition, any potential purchaser of the Company's properties takes into account the potential cost of compliance with environmental regulations. The Company and any operator or subsequent owner of its properties will be required to obtain permits from various governmental agencies in order to mine and mill metals. The Company cannot anticipate whether increasing costs of environmental compliance for its properties will have a material adverse impact on operations or competitive position. Also see ITEM 6., MANAGEMENT'S DISCUSSION AND ANALYSIS, ENVIRONMENTAL MATTERS.

Competition
-----------

The Company will compete with substantially larger companies in the acquisition of properties and the production and sale of minerals and/or metals and may be considered to be at a competitive disadvantage compared to such companies; however, the Company may not be disadvantaged in acquiring smaller, possibly higher grade, properties which might not be of significant interest to larger companies. The price which the Company may receive for its production will depend almost entirely upon market conditions over which it will have no control. The Company believes that it can promptly sell at current market prices all of the minerals and/or metals that it can produce.

Government Regulations
----------------------

In connection with mining, milling and exploration activities, the Company is subject to extensive federal, state and local laws and regulations governing such exploration, development and operation of mining activities as well as the protection of the environment, including laws and regulations relating to obtaining permits to mine, protection of air and water quality, hazardous waste management, mine reclamation and the protection of endangered or threatened species.

A number of bills have been introduced in the U.S. Congress over the past years that would revise in various respects the provisions of the current federal mining law, the Mining Law of 1872, but none of these proposals currently are under active consideration. However, if enacted, such legislation could substantially increase the cost of holding unpatented mining claims and could impair the ability of companies to develop mineral resources on unpatented mining claims. Under the terms of these bills, the ability of companies to obtain a patent on unpatented mining claims would be nullified or substantially impaired, and most contain provisions for the payment of royalties to the federal government in respect of production from unpatented mining claims, which could adversely affect the potential for development of such claims and the economics of operating new or even existing mines on federal unpatented mining claims. The Company's financial performance could therefore be affected adversely by passage of such legislation. Pending possible reform of the Mining Law of 1872, Congress has put in place a moratorium which prohibits acceptance or processing of most mineral patent applications. It is not possible to predict whether any change in the Mining Law of 1872 will, in fact, be enacted or, if enacted, the form the changes may take.

Employees
---------

As of April 5, 2002, Atlas employed two persons, one at its headquarters in Lakewood, Colorado and one located in Tucson, Arizona.


ITEM 2.  DESCRIPTION OF PROPERTY
         -----------------------

Grassy Mountain Property
------------------------

The Grassy Mountain property, located in northern Malheur County, Oregon, encompasses approximately 6 square miles comprised primarily of 138 unpatented lode claims, 46 unpatented lode and placer claims, and approximately 1,000 acres of fee surface. From prior work, the property is known to host a gold mineral inventory of 17,217,000 tons at a grade of 0.061 oz. Au/t (using a 0.02 ounce per ton cutoff grade).

The rocks exposed at Grassy Mountain are part of a late to middle-Miocene Grassy Mountain Formation, a sequence of volcanic and volcaniclastic rocks made up of primarily olivine-rich basalt and intercalated tuffaceous siltstones, sandstones, and conglomerates. Mineralization is associated with a low-grade gold siliceous hot springs system (low sulfidation type) having sporadic high grade gold values along multi-stage quartz-adularia veins and favorable lithologies. The mineralized rock is highly silicified and locally brecciated in the vicinity of the feeder structures.

There was no significant mining or major mineral occurrence known in the area prior to the Predecessor Entity's acquisition of the Grassy Mountain project in 1986. Since that time, significant exploration work has been completed on the property consisting of detailed mapping, sampling and the drilling over 400 coreholes totaling over 230,000 feet. In an effort to promote development of the property, prior to 2000 the Company had leased the property to a major gold company and, upon this company's reconveyance of the property to the Company, subsequently signed an exclusive option agreement with a Canadian gold exploration company, which also terminated the agreement and returned the property to the Company in 1998.

On February 14, 2000, Atlas signed a purchase option agreement for the Grassy Mountain property with Seabridge Resources Inc. ("Seabridge"), which was subsequently amended in December 2000 and July 2001 (collectively, the "Option Agreement"). Under the terms of the Option Agreement, Seabridge is obligated to make certain option payments to Atlas for the exclusive option to acquire the Grassy Mountain property anytime on or before June 30, 2002. Should the average price per ounce of gold as quoted on the London Bullion Market Association ("LBMA") P.M. fix for the ten business days prior to June 30, 2002 be less that U.S.$350, then Seabridge shall have the option to extend the option period through December 31, 2002 by making an additional option payment of $50,000. At April 5, 2002, the LBMA P.M. fix was $301 per ounce. Seabridge may exercise its option at any time during the option period to acquire the Grassy Mountain property for a total of $1.7 million, such payment to consist of $250,000 cash (less $50,000 for the option payment made on December 31, 2001 which is creditable against the purchase price as well as the possible option payment of $50,000 if made on June 30, 2002), Seabridge common shares (up to the maximum allowable by the Canadian Venture Exchange) and cash such that the total of the two shall equal $750,000, and a $700,000, 5% promissory note payable in three equal installments of $233,333 every six months from the date of the promissory note. As Seabridge is a publicly traded Canadian company, any stock the Company receives upon closing would be freely tradable.

Should, for any reason, Seabridge decide not to exercise its Option Agreement, the Company would attempt to find another buyer for the property.

Under the terms of the Reorganization Plan, proceeds from the sale of Grassy Mountain will first be utilized to pay expenses of APMI with the remaining proceeds to be distributed amongst APMI creditors, Atlas creditors and Atlas, such that Atlas will receive approximately 21% of the excess proceeds.

Gold Bar and Related Assets
---------------------------

The Gold Bar property is located in and adjacent to the Roberts Mountains in Eureka County, Nevada. At January 1, 2001, the property encompassed approximately 17 square miles, comprised of 507 unpatented lode claims, 6 patented lode claims, and 8 patented millsite claims.

Regional reconnaissance exploration led the Predecessor Entity to the Battle Mountain Trend area in the summer of 1983. Focused reconnaissance along the southern Roberts Mountains identified widespread hydrothermal alteration with anomalous gold geochemistry along the western range front. Detailed exploration and drilling in the area by the Company led to gold being discovered in five separate deposits on the property.

All of the mineralization on the property occurs as "Carlin-type" deposits hosted in carbonate-rich sedimentary rocks of the Devonian Nevada Formation. Mineralization is characterized by micron-size gold and a distinct hydrothermal alteration suite of the decalcification and silicification.

In 1986 the Company completed construction of a mill with the first gold poured in January 1987. The mill, originally designed and constructed for throughput of 1,500 tons per day ("tpd"), was expanded in 1989 to a 3,200 tpd rate. Operations were suspended in February 1994 pending potential identification of additional economic reserves. From inception through cessation of operations in 1994, 485,200 ounces of gold were recovered from 7,514,600 tons of ore.

Commencing in late 1994, the Predecessor Entity signed numerous agreements with third parties for further exploration and development of the Gold Bar property, but by late 1998 all such agreements had been terminated. As the Predecessor Entity no longer intended to develop, operate or otherwise invest in this property, in August 1999 it reached an agreement (the "Agreement") with Bonanza Explorations Inc. (a successor corporation to Vengold Inc., a public Canadian company) ("Bonanza") giving Bonanza the option to acquire the Company's interest in certain of its patented and unpatented lode claims with all remaining claims being dropped.

During 2001, Bonanza notified the Company that it was relinquishing 437 of the unpatented lode claims. The Company subsequently decided not to retain any of these lode claims for its own account and let the claims lapse. The Company has, however, continued to retain ownership in the eight patented millsite claims.

Under the terms of the Agreement, Bonanza was obligated to incur $200,000 in exploration costs on the property by December 31, 2001, with the Company retaining a 2% net smelter royalty interest in the property if the option were to be exercised. In January 2002, Bonanza notified the Company that it had fulfilled the terms of the Agreement and requested that the Company transfer the remaining 70 unpatented and 6 patented lode claims. The Company completed all necessary documentation to effect such transfer in February 2002.

On January 11, 2000, Atlas entered into an exclusive agreement with Machinery and Equipment Company, Inc. ("M&E") to dismantle, salvage and sell the mill and related equipment at the Gold Bar property. Net receipts from the sale of the equipment were approximately $29,000 and $90,000 during 2001 and 2000, respectively. M&E received a 25% commission on all proceeds received under the agreement. In January 2002, this exclusive agreement was mutually terminated by the companies.

Under the terms of the Reorganization Plan, proceeds from the sale of the mill and related equipment at Gold Bar will first be utilized to pay certain priority claims, including administrative expenses of Atlas (approximately $214,000 at December 31, 2001) and $60,000 to another creditor. Proceeds in excess of these amounts will be distributed amongst AGMI creditors, APMI creditors, Atlas creditors and Atlas, such that Atlas will receive approximately 14% of any excess proceeds.

In addition to the Gold Bar mill, the Company has the rights to certain capital refunds from the power company which supplied electricity to the mine and mill. Based on information received from the power company, as of December 31, 2001, these remaining credits, payable in varying amounts over the next thirteen years, total approximately $570,000 with a present value of nearly $340,000.

The Company also owns a 39-space, fully developed trailer park in the town of Eureka, Nevada, which is included in the assets held for sale under the Reorganization Plan. Revenues from rental of spaces is currently minimal, and, under the Reorganization Plan, any income is offset against the holding costs of the asset held for sale.

Arisur Inc.
-----------

Until December 2001, the Company owned 100% of Arisur Inc. ("Arisur'), a Grand Cayman corporation. Arisur owns the Andacaba Mine and Mill and the Don Francisco and Koyamayu development properties. All three properties are underground lead, zinc and silver operations located in southern Bolivia.

On May 9, 1999, Arisur defaulted on a payment of $478,000 due under its loan agreement with Corporacion Andina de Fomento ("CAF"). During the first quarter of 2001, CAF began foreclosure proceedings against Arisur, and the Company's participation in Arisur's operations was terminated in March 2001. As further discussed in the Note 3 to the Consolidated Financial Statements, the investment in Arisur was deemed to have been effectively abandoned as of January 1, 2001.

During December 2001, the Company took additional steps to ensure that any and all remaining liabilities associated with termination of Arisur's operations were extinguished. On December 24, 2001, the Company transferred all of the common stock of Arisur to a Bolivian group, which signed an agreement releasing and indemnifying the Company from any and all liabilities that could be associated with Arisur.


ITEM 3.  LEGAL PROCEEDINGS
         -----------------

As of December 31, 2001, there were no pending legal proceedings.


See discussion of the Chapter 11 reorganization in ITEM 1. DESCRIPTION OF BUSINESS and ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

No matters were submitted to a vote of the security holders of the Company during the quarter ended December 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         --------------------------------------------------------

Since January 8, 2001, the Company's common stock has traded on the OTC NQB Pink Sheets under the symbol ATMR. From February 10, 2000 to January 7, 2001, the stock traded on the OTC Bulletin Board. The high and low sales prices for the common stock for each quarterly period are as follows:

                              Year Ended                       Year Ended
                             December 31,                     December 31,
                                 2001                             2000
                        -----------------------          -----------------------
Quarter Ended             High           Low               High           Low
-------------           --------      ---------          --------       --------
March 31                 $0.20          $0.10             $1.80           $0.75
June 30                   0.18           0.10              1.50            0.02
September 30              0.21           0.07              0.50            0.18
December 31               0.21           0.04              0.25            0.10


The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. All prices have been adjusted to reflect a 1 for 30 reverse split effective on January 10, 2000. Since the change of the Company's trading symbol to ATMR, a result of the reorganization, there has been no discernable market for the Company's stock.

While there currently are no restrictions prohibiting the Company from paying dividends to its shareholders, subject first to satisfying obligations to Creditors, the Company has not paid any cash dividends on its Common Stock in the past and does not anticipate paying any dividends in the foreseeable future. Earnings, if any, are expected to be retained to fund future operations of the Company. There can be no assurance that the Company will pay dividends at any time in the future.

As of April 5, 2002, there were approximately 360 holders of record of the Company's Common Stock. Based upon information provided to the Company by persons holding securities for the benefits of others, it is estimated that the Company has in excess of 400 beneficial owners of its Common Stock as of that date.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and accompanying notes.

General Overview

On September 22, 1998, Atlas filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Colorado. On January 26, 1999, APMI and AGMI also filed petitions for relief under Chapter 11. On December 11, 1999, the Bankruptcy Court approved the Reorganization Plan of Atlas, APMI and AGMI. Having consummated the Reorganization Plan, Atlas, APMI and AGMI emerged from Chapter 11 on January 10, 2000. Final decrees were issued by the Bankruptcy Court officially closing the APMI and AGMI cases on November 8, 2000 and the Atlas case effective December 31, 2001.

The Predecessor Entity's largest pre-petition liability was its approximately $21 million obligation to decommission and reclaim its uranium millsite (the "Millsite") located near Moab, Utah. On April 28, 1999, the Company, along with the U.S. Nuclear Regulatory Commission, the State of Utah, ACSTAR (surety provider for Atlas) and others, executed the Moab Utah Millsite Transfer Agreement, which absolved the Company from all future liability with respect to the Millsite. The agreement, approved by the Bankruptcy Court on June 22, 1999, was reached to avoid lengthy and expensive litigation over the future of the Millsite

As a result of the bankruptcy proceedings, the majority of any remaining claims against the Company are unsecured claims (the "Creditors"). Under the
Reorganization  Plan,  these claims  received  stock  representing  67.5% of the
Reorganized Company. In addition, the Creditors will receive a percentage distribution upon the sale of certain assets of the Reorganized Company. These assets include: 1) proceeds from the salvaging of the Company's Gold Bar mill facility and related assets located near Eureka, Nevada (reorganization value of $940,000 of which Creditors receive approximately 86.4% of net proceeds); 2) proceeds from the sale of the Company's Grassy Mountain property located in eastern Oregon (reorganization value of $925,000 of which Creditors receive approximately 78.8% of net proceeds) and 3) proceeds from commercial general liability claims ("CGL Claims") against various insurance carriers for reimbursement of costs incurred at the Millsite (reorganization value of $1.5 million of which Creditors receive 10% of the first $1.5 million of net proceeds and 50% thereafter).

The Reorganization Plan also provided for the distribution of stock representing 12.5% of the Reorganized Company to the then-Management and employees of the Company as recognition for their efforts in the reorganization process. The remaining 15% of the Reorganized Company remains with the equity holders of the Predecessor Entity, which ceased to exist on December 11, 1999 when the Reorganized Company came into existence.

In July 2001, an agreement was reached with TRW, Inc. ("TRW") to settle the one remaining adversary proceeding. Under the terms of the agreement, the Company agreed to make a total cash payment of $30,000 to TRW in three equal installments due in October 2001, January 2002, and April 2002. The first two of these payments have been made. In exchange, TRW agreed to transfer back to the Company all common stock of the Company (146,415 shares) owned by it upon payment of the final installment.

On May 9, 1999, Arisur defaulted on a payment of $478,000 due under its loan agreement with Corporacion Andina de Fomento ("CAF"). During the first quarter of 2001, CAF began foreclosure proceedings against Arisur, and the Company's participation in Arisur's operations was terminated. As a result of this action, the investment in Arisur was effectively abandoned as of January 1, 2001.

During the year ended December 31, 2000, the Company recorded an impairment charge of $683,000 related to the Andacaba mine. Neither the Company nor its subsidiaries have guaranteed any liabilities of Arisur. As a result, all revenue, cost of operations, assets and liabilities of Arisur have been eliminated from the financial statements of the Company during 2001 and future years. See Note 4 to the Consolidated Financial Statements in Item 7. for pro forma Arisur/Atlas financial information for the year ended December 31, 2000.

During December 2001, the Company took additional steps to ensure that any and all remaining liabilities associated with termination of Arisur's operations were extinguished. On December 24, 2001, the Company transferred all of the common stock of Arisur to a Bolivian group, which signed an agreement releasing and indemnifying the Company from any and all liabilities that could be associated with Arisur.

Effective April 2002, the Company has reached settlement agreements with all insurance carriers regarding the ongoing CGL Claims litigation and received cash settlement amounts from all but one such carrier. These settlements in aggregate provided the Company with $2,308,000 net proceeds for the year 2001 through April 10, 2002. Based on these agreements, the Company estimates the net amount of the CGL claims to be $1,549,000 at December 31, 2001, which resulted in an increase in the recorded book value of $898,000.

It is the intention of Management for the Company to remain in the business of development and exploitation of natural resource properties. Management's current efforts regarding this are being directed toward the identification of possible acquisition opportunities of smaller-scale properties, primarily in the sectors of industrial minerals, base metals, precious metals and oil/natural gas. In the opinion of Management, the Company may have a competitive edge in making such acquisitions in that, being smaller than many of its competitors, it may be able to act more quickly and the smaller, possibly higher grade, properties on which it will most likely focus its efforts should be of little interest to the larger companies.

Should the Company not be successful in the 2002-2003 timeframe in making such acquisitions or otherwise improving shareholder value for whatever reason, including the inability to obtain necessary financing, consideration will be given to quickly selling all remaining assets and liquidating the Company with remaining cash, net of expenses, being distributed to the then-existing shareholders.

Working Capital, Liquidity and Capital Resources
------------------------------------------------

During 2001 working capital increased approximately $4.0 million from a $2.6 million deficit at December 31, 2000 to a $1,386,000 surplus at December 31, 2001. This was primarily a result of the elimination of the Arisur working capital deficit of $3.2 million effective January 1, 2001. The increase was also attributable to cash generated from other assets, which include the CGL Claims, and assets held for sale totaling approximately $776,000 (net of cash investments made in these assets of approximately $172,000), and a non-cash increase in the CGL-related other assets of $898,000 due to the settlement with all insurance carriers regarding the ongoing CGL Claims litigation during 2001. Working capital was partially reduced during 2001 due to the payment to reorganization creditors of $61,000, net cash used in operations of $412,000, and a $443,000 non-cash increase in estimated reorganization liabilities due to the CGL settlements. Excluding Arisur operations, the Company's working capital was $1,386,000 at December 31, 2001 compared to $600,000 at December 31, 2000. The increase was primarily a result of the activity in other assets and assets held for sale discussed above.

During the years ended December 31, 2001 and 2000, the Company had capital expenditures of $0 and $254,000, respectively. The 2000 expenditures consisted almost entirely of development expenditures at its Andacaba mine in Bolivia. The Company currently anticipates that capital expenditures will be minimal in 2002.

The Company expects to generate cash adequate to pay general, administrative and other operating expenses through the bankruptcy-mandated sale of certain remaining assets and settlement of the CGL Claims (see ITEM 6. GENERAL OVERVIEW). Assets held for sale include the Gold Bar mill and related assets (see "ITEM 2. PROPERTIES, GOLD BAR AND RELATED ASSETS"), and the Grassy Mountain property (see "ITEM 2. PROPERTIES, GRASSY MOUNTAIN PROPERTY"). While the Company is confident in the ultimate realization of these assets, it cannot be certain as to the timing or the exact amount of proceeds that will be received. The Company believes, however, that cash from such activities will be sufficient to cover its operations through 2002. Future cash requirements will be funded from the sources noted above and/or alternative sources of financing including loans against the aforementioned assets, equity financing or project financing as deemed necessary.

Recent Accounting Pronouncements
--------------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement, as amended, is effective for fiscal years beginning after June 15, 2000. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities. Therefore, SFAS No. 133 will not have an impact on its financial position or results of operations.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTs. SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 provides the Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company believes that it complies with the accounting and disclosure described in SAB No. 101. As such, Management believes that SAB No. 101 will not impact the Company's financial statements.

In July 2001, The Financial Accounting Standards Board (FASB) issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited after that date. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach and requires intangible assets with finite lives to be amortized over their useful lives. Thus, amortization of goodwill and intangible assets with indefinite lives will cease upon adoption of the statement. SFAS No. 142 is required to be applied to fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of SFAS No. 141 and No. 142 will have a significant immediate impact on the financial condition or results of operations as the Company has no current planned business combinations and no goodwill or other intangible assets with indefinite lives.

In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact, if any, that SFAS No. 144 may have on its financial condition or results of operations.

Results of Operations
---------------------

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000
-------------------------------------------------------------------------

Revenues
--------

During the year ended December 31, 2001, the Company had mining revenue of $0 compared to $3,372,000 in the year ended December 31, 2000. The decrease was attributable to the abandonment of the Arisur property effective January 1, 2001 (see "ITEM 2. PROPERTIES, ARISUR INC.").

Production Costs and Depreciation, Depletion and Amortization
-------------------------------------------------------------

Production costs during the year ended December 31, 2001 were $0 compared to $3,234,000 for the same period in 2000. Depreciation, depletion and amortization relate primarily to Arisur operations and decreased to $2,000 in the year ended December 31, 2001, from $686,000 in 2000. The reduction was a result of the abandonment of Arisur.

General and administrative expenses
-----------------------------------

General and administrative expenses for the year ended December 31, 2001 were $289,000, which compares to $347,000 for the year ended December 31, 2000, reflecting the Company's continuing efforts to reduce such expenses. As a result of staff reductions at the Company's headquarters, payroll costs and benefits have been reduced over this period from $159,000 to $78,000. Insurance costs were also reevaluated and reduced where possible, declining from $65,000 to $25,000 in 2001. The Company continued to downsize and after September 7, 2001 moved its headquarters to more economical office space resulting in a reduction of rent costs from $24,000 in 2000 to $7,000 in 2001. Partially offsetting the decreased expenses relating to payroll, insurance and office administration were increased costs in 2001 relating to legal and accounting and auditing fees. Legal fees increased from $14,000 in 2000 to $86,000 in 2001 primarily due to costs incurred relating to the management takeover bid on September 7, 2001. Accounting and audit fees increased from $26,000 in 2000 to $36,000 due to higher audit and tax fees over the previous year and outsourcing of certain accounting functions during the last quarter of 2001.

Other
-----

Interest expense for the year ended December 31, 2001 was $1,000 compared to $437,000 for the same period in 2000. The decrease is the result of the elimination of the loan balances outstanding relating to Arisur.

The gain on settlement of CGL claims of $455,000 resulted during 2001 due to the signed settlements from all outstanding insurance carriers regarding the ongoing CGL Claims litigation. The gain arose as the anticipated net proceeds from the settlements exceeded the carrying value of the CGL claims and the related estimated reorganization liabilities.

Other income/expense in 2000 of $369,000 included a gain of $209,000 relating to the settlement of a lawsuit with the power supplier of Arisur.

During 2001 the company recorded a $13,000 impairment of assets held for sale relating to Gold Bar. The impairment charge was the net result of reducing the assets held for sale by $100,000 and the related estimated reorganization liabilities by $87,000. As described in Note 2 to the Consolidated Financial Statements in Item 7., the Company recorded an impairment of mineral property of $683,000 in 2000 related to its Andacaba mine in Bolivia, South America.

Environmental Matters
---------------------

The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to mitigate any environmental effects caused by its past and present operations. The Company believes that it has taken reasonable steps to be in substantial
compliance  with  all  federal,   state  and  local  environmental   regulations
applicable to its current and discontinued operations. Also see "ITEM 1. DESCRIPTION OF BUSINESS, RISK FACTORS."

Critical Accounting Policies
----------------------------

The discussion and analysis of the financial condition and results of operations of the Company are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Management evaluates these estimates, including estimates related to impairment of assets and the carrying amount of the reorganization liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the most critical accounting policies include those related to impairment of assets held for sale and the CGL Claims, the carrying amounts of the estimated reorganization liabilities, and the current or long-term classification of these items.

Whenever events or changes in circumstances indicate that the carrying values of assets held for sale or the CGL Claims (and also including all other long-lived assets) may be impaired, the Company performs an analysis to determine the recoverability of the carrying value. If the analysis indicates that the carrying value is not recoverable from future cash flows, the asset is written down to its estimated fair value and an impairment loss is recognized. As discussed above, during 2000, the Company recognized an impairment loss of $683,000 related to the Andacaba mine that was effectively abandoned in January 2001. During 2001, management determined the assets held for sale relating to Gold Bar to be impaired due to the declining equipment sales from the mill facility and reduced the carrying value of these assets by $100,000.

In determining potential impairment of the carrying amounts of assets held for sale or of the CGL Claims in 2001, the Company considered the results of 2001 asset sales and claim settlements as well as agreements entered into after December 31, 2001 and Management's estimates of future cash flows. The amounts that the Company ultimately realizes (and the periods of realization) could differ materially in the near term from the carrying amounts (and the current or long-term classification of these items).

The estimated reorganization liabilities are defined by the Reorganization Plan and are generally equal to approximately 86% and 79% of the expected net proceeds from the sale of the Gold Bar and Grassy Mountain assets, respectively, and 10% of the first $1,500,000 (and 50% thereafter) of expected net proceeds from the realization of the CGL claims. The liabilities are payable as the Company realizes proceeds from the underlying assets. If the proceeds from the sale of these assets and settlement of the CGL Claims are different than the recorded asset carrying amounts, the Company will settle the estimated reorganization liabilities at amounts different than their current recorded carrying amounts. Additionally, if the sales and settlements occur in different periods than estimated by Management, the reorganization liabilities will be paid in different periods than estimated by Management. Therefore, the amounts that the Company will ultimately pay (and the period in which these amounts will be paid) could differ materially in the near term from the recorded carrying amounts.

ITEM 7.  FINANCIAL STATEMENTS
         --------------------

INDEX TO FINANCIAL STATEMENTS
                                                                          Page

        Independent Auditors' Report                                       16

        Consolidated Statements of Operations for the Years
        Ended December 31, 2001 and 2000                                   17

        Consolidated Balance Sheet as of December 31, 2001                 18

        Consolidated Statements of Stockholders' Equity for the
        Years Ended December 31, 2001 and 2000                             19

        Consolidated Statements of Cash Flows for the Years
        Ended December 31, 2001 and 2000                                   20

        Notes to Consolidated Financial Statements                       21 - 33

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Atlas Minerals Inc.

We have audited the accompanying consolidated balance sheet of Atlas Minerals Inc. and subsidiaries as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of Atlas Minerals Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2001 are in conformity with accounting principles generally accepted in the United States.

/s/ Horwath Gelfond Hochstadt Pangburn, P.C.

Horwath Gelfond Hochstadt Pangburn, P.C.


Denver, Colorado
March 18, 2002, except for Note 8 as to which the date is April 10, 2002

                                       Atlas Minerals Inc.
                              Consolidated Statements of Operations
                            (in thousands, except earnings per share)


                                                                      For Years Ended December 31,
                                                                         2001              2000
                                                                      ----------        ----------
Mining revenue                                                          $    -           $ 3,372
                                                                        ------           -------
Costs and expenses:
   Production costs                                                          -             3,234
   Depreciation, depletion and amortization                                  2               686
   Impairment of mineral property (Note 3)                                   -               683
   General and administrative expenses                                     289               347
                                                                        ------           -------
      Gross operating loss                                               (291)            (1,578)
                                                                        ------           -------
Other (income) and expense:
   Interest expense                                                         1                437
   Interest income                                                         (5)                (2)
   Gain from settlement of CGL claims (Note 8)                           (455)                 -
   Impairment of assets held for sale (Note 8)                             13                  -
   Other income, net                                                       (1)              (369)
                                                                        ------           -------

      Income (loss) before  income taxes and extraordinary item            156            (1,644)
Provision for income taxes (Note 12)                                         -                 -
                                                                        ------           -------

      Net income (loss)                                                 $  156           $(1,644)
                                                                        ======           =======

Basic and diluted income (loss) per share of common stock (Note 11):
   Net income (loss)                                                    $  .03           $ (0.27)
                                                                        ======           =======

   Weighted average common shares outstanding                            6,062             6,064
                                                                        ======           =======


See accompanying notes

                               Atlas Minerals Inc.
                           Consolidated Balance Sheet
                                 (In thousands)


                                                                    December 31,
                                                                        2001
                                                                   -------------
Assets
   Current assets:
     Cash and cash equivalents                                        $   417
     Assets held for sale (Notes 2 and 8)                                 250
     Prepaid expenses and other current assets (Notes 2 and 8)          1,575
                                                                      -------
         Total current assets                                           2,242
                                                                      -------
   Property and equipment                                                   5
   Less:  Accumulated depreciation, depletion and amortization             (4)
                                                                      -------
                                                                            1
   Assets held for sale  (Notes 2 and 8)                                1,192
   Other assets (Notes 2 and 8)                                             5
                                                                      -------
                                                                      $ 3,440
                                                                      =======

Liabilities
   Current liabilities:
     Trade accounts payable                                           $   139
     Accrued liabilities                                                   70
     Estimated reorganization liabilities (Note 2)                        647
                                                                      -------
        Total current liabilities                                         856
                                                                      -------
   Estimated reorganization liabilities (Note 2)                          962
   Other liabilities, long-term                                           142
                                                                      -------
        Total long-term liabilities                                     1,104
                                                                      -------
        Total liabilities                                               1,960
                                                                      -------

Commitments and contingencies (Note 10)

Stockholders' equity (Notes 2 and 7)
   Preferred stock, par value $1 per share; authorized
     1,000,000; 0 issued and outstanding                                    -
   Common stock, par value $0.01 per share; authorized
     100,000,000; issued and outstanding, 6,062,000                        61
   Capital in excess of par value                                       2,999
   Deficit                                                             (1,580)
                                                                      -------
     Total stockholders' equity                                         1,480
                                                                      -------
                                                                      $ 3,440
                                                                      =======
See accompanying notes



                                           Atlas Minerals Inc.
                             Consolidated Statements of Stockholders' Equity
                                             (In thousands)

                                                         Common                    Capital in
                                           Common       stock to        Common     excess of
                                           shares       be issued       stock      par value      Deficit     Total
                                           ------       ---------       ------     ----------    ---------   -------
Balance at January 1, 2000                   910         $ 2,601        $    9       $  450      $   (92)    $ 2,968
Shares issued in reorganization            5,154          (2,601)           52        2,549            -           -
Current period loss                            -               -             -            -       (1,644)     (1,644)
                                           -----         -------        ------       ------      -------     -------
Balance at December 31, 2000               6,064               -            61        2,999       (1,736)      1,324
Shares voided                                 (2)
Current period income                                                                                156         156
                                           -----         -------        ------       ------      -------     -------
Balance December 31, 2001                  6,062         $     -        $   61       $2,999      $(1,580)    $ 1,480
                                           =====         =======        ======       ======      =======     =======





See accompanying notes


                               Atlas Minerals Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)



                                                                                For Years Ended December 31,
                                                                                  2001               2000
                                                                                --------           --------
Operating activities:
   Net income (loss)                                                            $   156            $(1,644)
     Adjustments to reconcile net loss to net cash used
       in operations (Note 9)                                                        15              1,370
     Changes in operating assets and liabilities (Note 9)                          (583)              (308)
                                                                                -------            -------
   Net cash used in operations                                                     (412)              (582)
                                                                                -------            -------

Investing activities:
   Additions to property and equipment                                                -               (254)
   Investment in asset held for sale and other assets                              (172)              (212)
   Sale proceeds from asset held for sale and other assets                          948                607
   Reduction in cash resulting from abandonment of Arisur (Note 9)                   (6)                 -
   Proceeds from sale of equipment and reduction in other assets                      1                  -
                                                                                -------            -------
       Net cash provided by  investing activities                                   771                141
                                                                                -------            -------

Financing activities:
   Proceeds from borrowings on short-term debt                                        -                377
   Payment of estimated reorganization liabilities                                  (61)               (19)
                                                                                -------            -------
       Net cash provided by (used in) financing activities                          (61)               358
                                                                                -------            -------

       Increase (decrease) in cash and cash equivalents                             298                (83)

Cash and cash equivalents at beginning of period                                    119                202
                                                                                -------            -------

       Cash and cash equivalents at end of period                               $   417            $   119
                                                                                =======            =======



See accompanying notes

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.  ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Atlas Minerals Inc. ("Atlas") (formerly Atlas Corporation) and its approximately 85% ownership of Atlas Precious Metals Inc. ("APMI"), which in turn owns approximately 63% of Atlas Gold Mining Inc. ("AGMI") (collectively the "Company"). Results for 2000 include the Company's previously wholly-owned subsidiary, Arisur Inc. ("Arisur"), which was effectively abandoned on January 1, 2001 (Note 3). All inter-company transactions have been eliminated. Prior to December 11, 1999, the date of confirmation of its plan of reorganization under the U.S. Bankruptcy Code (Note
2), APMI was wholly-owned by Atlas which in turn owned 100% of AGMI (the "Predecessor Entity"). References to the Predecessor Entity throughout the financial statements refer to Atlas and its subsidiaries prior to December 11, 1999 and references to the Reorganized Company refer to Atlas and its subsidiaries from and after December 12, 1999.

ASSETS HELD FOR SALE - Assets held for sale consist of the Company's Gold Bar mill facility and equipment and the Grassy Mountain mining property. At the date that the Plan of Reorganization was confirmed, these assets were stated at reorganization values (Note 2) and subsequently are reported at the lower of this carrying amount or fair value less costs to sell. The current portion of assets held for sale is based on Management's estimates of the amounts that are reasonably expected to be realized during the next twelve months. The amounts the Company will ultimately realize (and the periods of realization) could differ materially in the near term from the recorded carrying amounts (and from the periods of realization assumed). Assets held for sale are not subject to depreciation under SFAS No. 121, "Impairment of Long Lived Assets."

COMMERCIAL GENERAL LIABILITY CLAIMS - Included in other assets is Management's estimate of proceeds due from commercial general liability claims ("CGL Claims") which total approximately $1,549,000 at December 31, 2001. At the date the Plan of Reorganization was confirmed, the CGL Claims were stated at reorganization value (Note 2) and subsequently are reported at the lower of this carrying amount or fair value less costs to realize. During 2001, based upon settlements with all the insurance carriers regarding the ongoing CGL Claims litigation, Management determined the recorded book value of the asset was undervalued and increased the carrying value by $898,000. The CGL Claims are shown as a current asset based on Management's estimates that the amounts are reasonably expected to be realized during the next twelve months. The amounts the Company will ultimately realize (and the periods of realization) could differ materially in the near term from the recorded carrying amounts (and from the periods of realization assumed).

PROPERTY AND EQUIPMENT - Property and equipment, consisting substantially of office equipment and fixtures, were restated to reorganization value at December 11, 1999 (Note 2). Subsequent additions have been recorded at cost. Depreciation is recorded on the straight-line basis over the estimated useful asset lives of

3 to 5 years. Prior to January 1, 2001, depreciation of milling facilities and depletion of mining properties was determined by the units of production method.

Expenditures for maintenance and repairs are charged to operations as incurred. Expenditures for additions and major renewals are added to the property and equipment accounts.

IMPAIRMENT - Management assesses the carrying value of assets held for sale, the CGL claims, and property and equipment for impairment when circumstances warrant such a review.

Generally, assets to be used in operations are considered impaired if the sum of expected undiscounted future cash flows is less than the assets' carrying values. If impairment is indicated, the loss is measured based on the amounts by which the assets' carrying values exceed their fair values. During 2001, the Company incurred a $13,000 impairment charge related to the assets held for sale by Gold Bar (Note 8). During the year ended December 31, 2000, the Company recorded an impairment charge of $683,000 related to Arisur's operating mining property (Note 3).

Generally, assets to be disposed of are considered impaired if the sum of expected undiscounted future cash flows, less costs to sell or realize, is less than the assets' carrying values. If impairment is indicated, the loss is measured by the amount by which the assets' carrying values exceed their fair values less costs to sell or realize. Revisions in estimates of fair value less costs to sell or realize are reported as adjustments to the carrying amount of an asset to be disposed of, provided that the carrying amount of the asset does not exceed the reorganization value of the asset. Based on its review, Management does not believe that there has been any significant impairment of the carrying amounts of assets to be disposed of at December 31, 2001.

ESTIMATED REORGANIZATION LIABILITIES - Estimated reorganization liabilities represent amounts that are due to the creditors of the Predecessor Entity. Generally, the estimated reorganization liabilities are equal to approximately 75% of the expected proceeds from the sale of the Gold Bar and Grassy Mountain assets and 10% of the first $1,500,000 (and 50% thereafter) of expected proceeds from the realization of the CGL Claims. The estimated reorganization liabilities are non-interest bearing and payable as the Company realizes proceeds from the underlying assets. At the date the Plan of Reorganization was confirmed, these liabilities were stated at estimated present values of amounts to be paid (Note
2) and subsequently are adjusted for payments made to the creditors and any adjustments made to the carrying amounts of the underlying assets. The current portion of the estimated reorganization liabilities is based on Management's estimates of the amounts that are reasonably expected to be paid during the next twelve months. The amounts the Company will ultimately pay (and the periods in which these amounts will be paid) could differ materially in the near term from the recorded carrying amount (and from the periods in which these amounts were estimated to be paid at the date of reorganization).

FOREIGN CURRENCIES - The functional currency of Arisur was the U. S. Dollar. Gains and losses on foreign currency transactions are included in determining consolidated earnings/losses.

MINING REVENUE - Revenues on base metals are recorded at the time of shipment. During 2000 Arisur sold all of its lead and zinc concentrates to Glencore International AG ("Glencore"), an international metal trader.

INCOME TAXES - The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Income tax information is disclosed in Note 12 to the consolidated financial statements.

CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

EARNINGS PER SHARE - Basic income (loss) per share is computed by dividing income (loss) applicable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect is to reduce a loss or increase earnings per share. The Company had no potential common stock instruments, which would result in diluted income (loss) per share in 2001 or 2000.

REVERSE STOCK SPLIT - Effective January 10, 2000, there was a 1 for 30 reverse stock split. All share and per share amounts have been adjusted to reflect this reverse split. In 2001, the Company voided approximately 2,000 shares of common stock which represented partial shares cancelled in connection with the split.

ENVIRONMENTAL REMEDIATION LIABILITIES - The Company accounts for environmental remediation liabilities under Statement of Position 96-1 "Environmental Remediation Liabilities", which requires the accrual of environmental remediation liabilities when the criteria for SFAS No. 5 "Accounting for Contingencies" are met. As of December 31, 2001 Management does not anticipate significant environmental remediation liabilities.

COMPREHENSIVE INCOME - SFAS No. 130, "Reporting Comprehensive Income", requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. During 2001 and 2000, the Company had no items of comprehensive income.

DERIVATIVE INSTRUMENTS - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement as amended by SFAS No. 137 is effective for fiscal years beginning after June 15, 2000. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities. Therefore, SFAS No. 133 did not have an impact on its financial position or results of operations for 2001.

REVENUE RECOGNITION - In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 provides the Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company believes that it complies with the accounting and disclosure described in SAB No. 101; therefore, Management believes that SAB No. 101 did not impact the Company's financial statements.

BUSINESS COMBINATIONS - In July 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited after that date. The Company does not expect that the adoption of SFAS No. 141 will have a significant immediate impact on the financial condition or results of operations as the Company has no current planned business combinations.

GOODWILL AND OTHER INTANGIBLE ASSETS - In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach and requires intangible assets with finite lives to be amortized over their useful lives. Thus, amortization of goodwill and intangible assets with indefinite lives will cease upon adoption of the statement. SFAS is required to be applied to fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of SFAS No. 142 will have a significant impact on its financial condition or results of operation as the Company has no goodwill or other intangible assets with indefinite lives at December 31, 2001.

RECENT ACCOUNTING PRONOUNCEMENT - In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact, if any, that SFAS No. 144 may have on its financial condition or results of operations.

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

STOCK-BASED COMPENSATION - Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), defines a fair-value-based method of accounting for stock-based employee compensation and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation at fair value. The Company has chosen to account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, compensation cost for stock options is measured for the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

2.  REORGANIZATION

In September 1998, the Predecessor Entity filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court of the District of Colorado (the "Court"). On January 26, 1999, APMI and AGMI also filed for relief under Chapter 11. The Company's other subsidiary, Arisur did not file for Chapter 11 protection. Under a plan of reorganization approved by the Court on December 11, 1999 (the "Reorganization Plan"), primarily all of Atlas', APMI's, and AGMI's liabilities were discharged for consideration of stock in the Reorganized Company and contingent cash distributions to be made upon the sale/realization of certain assets of the Reorganized Company. Arisur's liabilities were not affected by the reorganization. Approximately 5,154,000 shares of common stock were issued in connection with the Reorganization Plan resulting in 6,062,000 shares outstanding at December 31, 2001.

As a result of the bankruptcy proceedings, the majority of any remaining claims against the Company are unsecured claims (the "Creditors"). The Creditors will receive a percentage distribution upon the sale of certain assets of the Reorganized Company. These assets include: 1) proceeds from the salvaging of the Company's Gold Bar mill facility and related assets located near Eureka, Nevada;
2) proceeds from the sale of the Company's Grassy Mountain property located in eastern Oregon; and 3) proceeds from commercial general liability claims ("CGL Claims") against various insurance carriers for reimbursement of costs incurred at the Millsite. The Creditors receive approximately 87% and 79% of the net proceeds from sales of the Gold Bar and Grassy Mountain assets, respectively, and 10% of the first $1.5 million (and 50% thereafter) of the net proceeds from the CGL Claims.

The Company accounted for the Reorganization Plan under fresh-start reporting under Statement of Position 90-7, whereby assets were recorded at their estimated reorganization value and liabilities at discounted present values of amounts to be paid.

3.  BOLIVIAN OPERATIONS

On May 9, 1999, Arisur defaulted on a payment of $478,000 due under its loan agreement with Corporacion Andina de Fomento ("CAF"). Subsequently CAF agreed to restructure the remaining balance of the debt under the condition that Arisur demonstrate that it had a minimum of four years of proven reserves at a production rate of 400 tonnes per day at Arisur's Andacaba mine. In April 2000, Latinamerican Investment Advisory Group ("LIAG"), an independent Latin American engineering firm retained by CAF, confirmed the required amount of reserves and recommended additional investment in the operation in order to assure a sustainable production rate of 400 tonnes per day. Despite this report, the Company and CAF were unable to negotiate a restructuring of the loan. The
Company investigated all feasible actions to continue the Arisur operations. These actions included investigating alternative sources of debt and equity financing in order to provide additional investment to Arisur, and consideration of possible restructuring of the Arisur operations. These actions continued into the first quarter of 2001 and ultimately proved unsuccessful due to weakness in mineral prices, continuing losses from Arisur's operations, and the inability to identify alternative sources of debt or equity financing at costs acceptable to Management. During the first quarter of 2001, CAF began foreclosure proceedings against Arisur and the Company's participation in Arisur's operations was terminated and the investment in Arisur was effectively abandoned as of January 1, 2001.

During the year ended December 31, 2000, the Company recorded an impairment charge of $683,000 related to the Andacaba mine. Neither the Company nor its subsidiaries have guaranteed any liabilities of Arisur. As a result, all revenue, cost of operations, assets and liabilities of Arisur have been eliminated from the financial statements of the Company during 2001 and future years. See Note 4 below.

4.  UNAUDITED PRO FORMA FINANCIAL INFORMATION

The following unaudited pro forma condensed consolidated statement of operations for the year ended December 31, 2000 gives effect to the abandonment of Arisur as if it had occurred on January 1, 2000.

The adjustments to the pro forma statement of operations reflect the removal of all revenues and expenses of Arisur. At January 1, 2001, the date that Arisur was effectively abandoned, the total assets of Arisur equaled its total liabilities; therefore, no gain or loss arose from the transaction. No continuing expenses related to Arisur after the abandonment are anticipated. On December 24, 2001, the Company transferred all of the common stock of Arisur to a Bolivian group, which signed an agreement releasing and indemnifying the Company from any and all liabilities that could be associated with Arisur.

The unaudited pro forma condensed consolidated statements of operations should be read in conjunction with the historical financial statements of the Company. The unaudited pro forma condensed consolidated statements of operations do not purport to present results which would actually have been obtained if the transaction had been in effect during the period covered or any future results which may in fact be realized.


                                         Atlas Minerals Inc.
                 Unuadited Pro Forma Condensed Consolidated Statements of Operations
                                 For the Year Ended December 31, 2000
                                (in thousands, except per share data)
                                                                              Pro Forma
                                                              Historical     Adjustments    As Adjusted
                                                              ----------     -----------    -----------
Mining revenue                                                  $ 3,372        $(3,372)       $     -
Costs and expenses:
   Production and related costs                                   3,920         (3,920)             -
   Impairment of mineral property                                   683           (683)             -
   General and administrative expenses                              347              -            347
                                                               --------        -------        -------
     Gross operating income (loss)                              (1,578)          1,231           (347)
Other income (expenses), net                                       (66)             79             13
                                                               -------         -------        -------
     Net income (loss)                                         $(1,644)        $ 1,310        $  (334)
                                                               =======         =======        =======
Basic and diluted earnings per share of common stock
     Net income (loss)                                         $  (.27)        $   .21        $  (.06)
                                                               =======         =======        =======


5.  FINANCIAL INSTRUMENTS

Financial instruments consisted of the following at December 31, 2001:

                                                           Carrying
(In thousands)                                              Value     Fair Value
                                                           --------   ----------
Assets
     Short-term assets                                       $417        $417

Liabilities
     Short-term liabilities                                   856         856
      Estimated reorganization liabilities, long-term         962         (1)


SHORT-TERM ASSETS AND LIABILITIES: The fair value of cash and cash equivalents, accounts payable, other accrued liabilities and short-term debt approximates their carrying value due to the short-term nature of these instruments.

(1) It is not practicable to estimate the fair value of the estimated reorganization liabilities due to uncertainties regarding the amounts and dates that these liabilities will ultimately be paid and due to the uncertainties in estimating an incremental rate of borrowing due to the Company's current financial condition.

6.  STOCK OPTION PLAN

Subject to shareholder approval at the 2002 annual meeting of the shareholders, on September 7, 2001, the Board of Directors of the Company authorized the approval of a stock option plan (the "Plan"). The Plan allows the Board of Directors, or a committee thereof at the Board's discretion, to grant stock options to officers, directors, key employees, and consultants of the Company and its affiliates. An aggregate of 900,000 shares of common stock has been reserved for issuance upon exercise of the options granted under the Plan. Pursuant to the Plan, the exercise price shall in no event be less than the fair market value of the shares of common stock at the date of grant.

During the year ended December 31, 2001, stock options for 600,000 shares have been granted to employees and directors under the Plan. Of these options, 500,000 were granted on September 7, 2001, at an exercise price of $0.12, being the quoted market price of the Company's shares at the date of grant, and expire on September 6, 2011. The remaining 100,000 were granted on November 1, 2001, at an exercise price of $0.09, being the quoted market price of the Company's shares at the date of grant, and expire on October 31, 2011. No options were exercised during 2001.

Had compensation expense been determined as provided in SFAS No. 123 using the Black-Scholes option-pricing model, the pro forma effect of options issued during the year ended December 31, 2001 on the Company's net income and per share amounts would have been as follows:

Net income, as reported                $156,000
Net income, pro forma                  $141,000
Net income per share, as reported      $   0.03
Net income per share, pro forma        $   0.03

The fair value of each option grant is calculated assuming an expected life of five years, volatility of 1.859% and a dividend yield of 0. Because of the different dates of the grants, an interest rate of 5.21% and 4.55% was applied to the calculation for the grants made September 7, 2001, and November 1, 2001, respectively.

7.  STOCKHOLDERS' EQUITY

The Company is  authorized to issue  1,000,000  shares of preferred  stock,  par
value  $1  per  share.   The  preferred  stock  is  issuable  in  series,   with
designations, rights and preferences to be fixed by the Board of Directors.

8.  DETAILS OF CERTAIN BALANCE SHEET CAPTIONS

A summary of assets held for sale at December 31, 2001 is as follows:

(In thousands)
--------------------------------------------------------------------------------
     Gold Bar mill facility and other assets                             $  803
     Grassy Mountain property                                               639
                                                                         ------
                                                                         $1,442
                                                                         ======

     Current portion                                                     $  250
     Long-term portion                                                    1,192
                                                                         ------
                                                                         $1,442
                                                                         ======

A summary of other assets at December 31, 2001 is as follows:

(In thousands)
--------------------------------------------------------------------------------
     CGL receivable                                                    $  1,549
     Other                                                                   31
                                                                       --------
                                                                          1,580
      Less current portion                                               (1,575)
                                                                       --------
                                                                       $      5
                                                                       ========

During the year ended December 31, 2001 net receipts from the sale of equipment at the Gold Bar property did not meet management's expectations. Due to the declining equipment sales and an overall slowdown in the mining industry, the carrying value of the assets held for sale relating to the Gold Bar property and the related estimated reorganization liabilities were reduced by $100,000 and $87,000 respectively and a $13,000 impairment charge was recorded. Effective April 2002, management was able to reach settlement agreements with all of the remaining insurance carriers regarding the ongoing CGL Claims litigation. The book value of the CGL claims was increased by $898,000 from $651,000 to reflect the settlement amounts, resulting in an increase in the estimated reorganization liabilities of $443,000 and a gain on the settlement of CGL claims of $455,000. These settlements in aggregate provided the Company with $2,308,000 net proceeds from December 31, 2000 through April 10, 2002.

9.  DETAILS OF CERTAIN STATEMENTS OF CASH FLOWS CAPTIONS

The components of the adjustment to reconcile net loss to net cash used in operations as reflected in the Consolidated Statements of Cash Flows are as follows:

                                                                  For Years Ended December 31,
(In thousands)                                                      2001               2000
----------------------------------------------------------------------------------------------
Depreciation, depletion and amortization                           $    2             $  687
Impairment of mineral property                                          -                683
Impairment of assets held for sale                                     13                  -
                                                                   ------             ------
                                                                   $   15             $1,370
                                                                   ======             ======
Increase in trade/other accounts receivable                        $    -             $ (872)
Decrease in inventories                                                 -                166
Decrease (increase) in prepaid expense and other current assets
                                                                     (922)                14
Increase (decrease) in trade accounts payable                         (89)               211
Increase in accrued liabilities                                         -                237
Increase in estimated reorganization liabilities                      443                  -
Decrease in other liabilities, long-term                              (15)               (64)
                                                                   ------             ------
                                                                   $ (583)            $ (308)
                                                                   ======             ======

During 2001, the Company abandoned its investment in Arisur (Note 4).

Assets abandoned:                                                   (thousands)
      Current assets, net of cash and cash equivalents                 $2,517
      Property plant and equipment, net                                 3,601
      Long-lived assets                                                    17
                                                                       ------
                                                                        6,135
                                                                       ------
Liabilities abandoned:
      Current liabilities                                               5,710
      Long-term liabilities                                               431
                                                                       ------
                                                                        6,141
                                                                       ------
      Cash and cash equivalents abandoned                              $    6
                                                                       ======


Net cash required for operating activities reflects cash payments for interest and income taxes as follows:

(In thousands)                                                 2001         2000
--------------------------------------------------------------------------------

Interest                                                       $  1         $159
Income taxes                                                      -            -


10. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

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

On February 5, 2001, the Court granted a partial summary judgment, in favor of Atlas, discharging $411,000 of the $534,000 TRW claim. The remaining claim for $123,000, which represents TRW's estimate of future response cost obligations under the Decree, was still pending before the Court until October 2001. In October 2001, the Bankruptcy Court approved a settlement between the Company and

TRW under which the Company agreed to repurchase 146,415 shares of common stock owned by TRW for $30,000 payable in three equal installments. The first and second installments were paid to TRW in October 2001 and January 2002, respectively. The final payment is due April 2002.

OTHER COMMITMENTS

The Company had no non-cancelable operating leases having a remaining term in excess of one year at December 31, 2001.

Amounts charged to rent expense for the years ended December 31, 2001 and 2000 were $7,000 and $24,000 respectively.

11. INCOME (LOSS) PER SHARE

The following sets forth the computation of basic and diluted income (loss) per share:

                                                    For Years Ended December 31,
(In thousands, except per share data)                 2001                2000
--------------------------------------------------------------------------------

Numerator:
  Income (loss) from continuing operations           $  156             $(1,644)
                                                     ------             -------

Denominator:
Basic
  Weighted average shares outstanding (1)             6,062               6,064
                                                     ------             -------
Diluted
  Weighted average shares outstanding (1)             6,138

Basic and diluted income (loss) per share            $ 0.03             $ (0.27)
                                                     ======             =======

(1) Amounts for all years have been adjusted for a 1 for 30 reverse stock split effective on January 10, 2000.


12. INCOME TAXES

The Company had no provision for income taxes for the years ended December 31, 2001 and 2000.

Deferred income taxes result from temporary differences in the timing of income and expenses for financial and income tax reporting purposes. The primary components of deferred income taxes result from exploration and development costs; depreciation, depletion and amortization expenses; impairments; and reclamation accruals.

The net deferred tax balances in the accompanying December 31, 2001 balance sheet include the following components:

  (In thousands)
  ------------------------------------------------------------------------------
  Deferred tax assets:
       Net operating loss ("NOL") carryovers                           $  8,525
       Capital loss ("CL") carryovers                                     5,601
       Post retirement benefit accrual                                       55
       Reorganization expenses                                              278
       Depreciation, depletion and amortization                           3,317
                                                                       --------
  Total deferred tax assets                                              17,776
  Deferred tax asset valuation allowance                                (17,517)
                                                                       --------
  Net deferred tax assets                                                   259
  Deferred tax liabilities                                                 (259)
                                                                       --------
  Net deferred tax balances                                            $      -
                                                                       ========

The change in the Company's valuation allowance is summarized as follows:

                                                    For Years Ended December 31,
(In thousands)                                         2001             2000
--------------------------------------------------------------------------------
Valuation allowance, beginning of period             $ 19,418          $18,899
Continuing operations                                     (54)             575
Restriction of carryforwards                           (1,846)            (685)
Other                                                      (1)             629
                                                     --------          -------
                                                     $ 17,517          $19,418
                                                     ========          =======

A reconciliation of expected federal income taxes on income from continuing operations at statutory rates with the expense for income taxes is as follows:

                                                    For Years Ended December 31,
(In thousands)                                         2001             2000
--------------------------------------------------------------------------------
Income tax at statutory rates                         $ 54             $(575)
Increase (decrease) in deferred tax
  asset valuation allowance                            (54)              575
                                                      ----             -----
Income tax expense                                    $  -             $   -
                                                      ====             =====

At December 31, 2001 the Company has unused U.S. CL carryovers of $4,127,000 which commence expiring in 2002. The Company also has U.S. alternative minimum tax credit (AMT) carryovers of $127,000, which can be carried forward indefinitely. Unused U.S. NOL carryovers at December 31, 2001 are as follows:

Expiring in year ending December 31 (in thousands)
--------------------------------------------------------------------------------
      2002                                                               $ 4,127
      2003                                                                 2,050
      2004                                                                 5,368
      2005                                                                 5,037
      Later years                                                         56,890
                                                                         -------
                                                                         $73,472
                                                                         =======

The U.S. carryovers are subject to restrictions due to change of ownerships, as defined by U.S. tax laws, occurring in October 1996 when the Company issued stock for the acquisition of Arisur and in December 1999 when the Company emerged from bankruptcy. These restrictions limit the future utilization of carryovers that existed at the date of the ownership changes.

13. GEOGRAPHIC SEGMENTS

Financial information regarding geographic segments is set out below:

                                                    For Years Ended December 31,
(In thousands)                                         2001             2000
--------------------------------------------------------------------------------
Revenue
     United States                                    $    -           $    -
     Bolivia                                               -            3,372
                                                      ------           ------
Total Revenues                                        $    -           $3,372
                                                      ======           ======

Long-Lived Assets
     United States                                    $1,298           $2,028
     Bolivia                                               -            3,618
                                                      ------           ------
Total Long-Lived Assets                               $1,298           $5,646
                                                      ======           ======


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

Not Applicable.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
         --------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         -------------------------------------------------

The information required for this item appears in the Company's Proxy Statement for the 2002 Annual Meeting to be filed within 120 days after the end of the fiscal year and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

The information required for this item appears in the Company's Proxy Statement for the 2002 Annual Meeting to be filed within 120 days after the end of the fiscal year and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required for this item appears in the Company's Proxy Statement for the 2002 Annual Meeting to be filed within 120 days after the end of the fiscal year and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required for this item appears in the Company's Proxy Statement for the 2002 Annual Meeting to be filed within 120 days after the end of the fiscal year and is incorporated herein by reference.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Exhibits:

Exhibit
Number                             Exhibit
-------                            -------
 2.1       Atlas Corporation's second amended plan of reorganization

 2.2      Atlas Precious Metals Inc.'s second amended plan of reorganization

 2.3      Atlas Gold Mining Inc.'s revised second amended plan of reorganization
          (1)

 3.1      Articles of Incorporation of Atlas Minerals Inc. dated February
          3, 2000 (1)

 3.2      Bylaws of Atlas Minerals Inc. dated February 10, 2000

10.1 Moab Utah Millsite Transfer Agreement dated April 28, 1999 between Atlas Corporation, the Official Unsecured Creditors Committee, the NRC, the State of Utah and ACSTAR Insurance Companies (3)

10.2      Revised   second   amended   joint   disclosure   statement  of  Atlas
          Corporation, Atlas Gold Mining Inc. and Atlas Precious Metals Inc. (4)

10.6 Option Agreement among Seabridge Resources Inc., Newco, Atlas Precious Metals Inc. and Atlas Minerals Inc. effective February 14, 2000 (5)

10.7 First Amendment to Option Agreement effective December 31, 2000, by and among Atlas Precious Metals Inc, Atlas Minerals Inc., Seabridge Resources Inc., and Newco (5)

10.8 Second Amendment to Option Agreement effective July 31, 2001, by and among Atlas Precious Metals Inc, Atlas Minerals Inc., Seabridge Resources Inc., and Newco (6)

10.9      Stock Option Plan dated September 7, 2001 (6)

10.10     Form of Stock Option  Agreement  between the Company and the Optionees
          (6)

21.0      Subsidiaries of the Company (2)

-------------

(1) Incorporated by reference to the Company's Report on Form 8-K filed on February 4, 2000.

(2) Incorporated by reference to the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

(3) Incorporated by reference to the Company's quarterly report on Form 10-QSB filed on August 13, 1999.

(4) Incorporated by reference to the Company's quarterly report on Form 10-QSB filed on November 12, 1999.

(5) Incorporated by reference to the Company's annual report on Form 10-KSB for the year ended December 31, 2001 and filed May 15, 2001.

(6)  Filed herewith and attached to this Form 10-KSB.


(b)  No reports on Form 8-K were filed during the fourth quarter of 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS MINERALS INC.

By:     /s/   Gerald E. Davis
              -------------------------------------------
Name:         Gerald E. Davis
Title:        President and Chief Financial Officer

Date:         April 5, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each individual whose signature appears below hereby designates and appoints Gerald E. Davis as such person's true and lawful attorney-in-fact and agent (the "Attorney-in-Fact") with full power of substitution and resubstitution, for each person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, which amendments may make such changes in this Annual Report on Form 10-KSB as the Attorney-in-Fact deems appropriate and to file each such amendment with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto the Attorney-in-Fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that the Attorney-in-Fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

By:      /s/  H.R. (Roy) Shipes                                    April 5, 2002
         ---------------------------------------------------
Title:   Chairman, Chief Executive Officer, Secretary
         and Director

By:      /s/  Gerald E. Davis                                      April 5, 2002
         ---------------------------------------------------
Title:   President, Chief Financial Officer and Director

By:      /s/  Douglas Cook                                         April 5, 2002
         ---------------------------------------------------
Title:   Director

By:      /s/  Robert Miller                                        April 5, 2002
         ---------------------------------------------------
Title:   Director

By:      /s/  David A. Groshoff                                    April 5, 2002
         ---------------------------------------------------
Title:   Director