Form 10QSB
period 2002-03-31
ATLAS MINERALS INC
filed 2002-05-14
CIK 8302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


COMMISSION FILE NO. 1-2714

(Mark One)

(X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2002 or
( ) Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to ________

                               ATLAS MINERALS INC.
                        --------------------------------
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

              10920 W. Alameda Ave., Suite 205, Lakewood, CO 80226
              ----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  303-306-0823
                              ---------------------
                           (Issuer's telephone number)

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

  As of May 10, 2002, 6,061,518 shares of Common Stock, par value $0.01 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

                                  Yes    No X
                                     ---   ---

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Atlas Minerals Inc.


We have reviewed the accompanying consolidated balance sheet of Atlas Minerals Inc. and subsidiaries as of March 31, 2002 and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows (not presented herein) for the year then ended, and expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.


HORWATH GELFOND HOCHSTADT PANGBURN, P.C.


Denver, Colorado
May 10, 2002

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                                           Atlas Minerals Inc.
                                       Consolidated Balance Sheets
                                             (in Thousands)

                                                                                March 31,  December 31,
                                                                                  2002        2001
-------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)
ASSETS
  Current assets:
      Cash and cash equivalents                                                   $   233    $   417
      Assets held for sale                                                            250        250
      Prepaid expenses and other current assets                                     1,596      1,575
                                                                                  -------    -------
        Total current assets                                                        2,079      2,242
                                                                                  -------    -------
  Property, plant and equipment                                                         5          5
  Less: accumulated depreciation, depletion and amortization                           (4)        (4)
                                                                                  -------    -------
                                                                                        1          1
  Assets held for sale                                                              1,215      1,192
  Other assets                                                                          5          5
                                                                                  -------    -------
                                                                                  $ 3,300    $ 3,440
                                                                                  =======    =======

LIABILITIES
  Current liabilities:
      Trade accounts payable                                                      $   108    $   139
      Accrued liabilities                                                              56         70
      Estimated reorganization liabilities                                            643        647
                                                                                  -------    -------
        Total current liabilities                                                     807        856
                                                                                  -------    -------

  Estimated reorganization liabilities                                                962        962
  Other liabilities, long-term                                                        138        142
                                                                                  -------    -------
        Total long-term liabilities                                                 1,100      1,104
                                                                                  -------    -------
        Total liabilities                                                           1,907      1,960
                                                                                  -------    -------

Commitments and contingencies

STOCKHOLDERS' EQUITY
  Preferred stock, par $1 per share; authorized 1,000,000; no shares issued and
     outstanding                                                                     --         --
  Common stock, par value $0.01 per share; authorized 100,000,000; issued and
     outstanding, 6,062,000 at March 31, 2002 and December 31, 2001                    61         61
  Capital in excess of par value                                                    2,999      2,999
  Deficit                                                                          (1,667)    (1,580)
                                                                                  -------    -------
        Total stockholders' equity                                                  1,393      1,480
                                                                                  -------    -------
                                                                                  $ 3,300    $ 3,440
                                                                                  =======    =======
See notes to consolidated financial statements.

                               Atlas Minerals Inc.
                      Consolidated Statements of Operations
                (In Thousands, Except Per Share Data, Unaudited)


                                                          Three Months Ended
                                                              March 31,
                                                       ------------------------
                                                          2002           2001
                                                       ----------    ----------

Costs and expenses:
      General and administrative expenses              $       87    $       50
                                                       ----------    ----------

         Gross operating loss                                 (87)          (50)

Other (income) expense:
      Interest expense                                       --            --
      Interest income                                          (1)           (3)
      Other                                                  --            --
                                                       ----------    ----------

         Loss before income taxes                             (86)          (47)

Provision for income taxes                                   --            --
                                                       ----------    ----------

         Net loss                                      $      (86)   $      (47)
                                                       ==========    ==========

Basic and diluted loss per share of common stock       $    (0.01)   $    (0.01)
                                                       ==========    ==========

Weighted average number of common shares outstanding        6,062         6,062
                                                       ==========    ==========

See notes to consolidated financial statements.


                                  Atlas Minerals Inc.
                         Consolidated Statements of Cash Flows
                               (In Thousands, Unaudited)


                                                                 Three Months Ended
                                                                     March 31,
                                                              ------------------------
                                                                 2002          2001
                                                              ----------    ----------
Operating activities:
     Net loss                                                 $      (86)   $      (47)
     Add (deduct) non-cash items:
        Depreciation, depletion and amortization                    --               1
     Net change in non-cash items
       Related to operations (Note 3)                                (99)         (158)
                                                              ----------    ----------
        Cash used in operating activities                           (185)         (204)
                                                              ----------    ----------

Investing activities:
     Reduction in cash resulting from abandonment of Arisur         --              (6)
     Investment in assets held for sale                              (23)          (24)
     Proceeds from sale of assets held for sale                       28           431
                                                              ----------    ----------
        Cash provided by investing activities                          5           401
                                                              ----------    ----------

Financing activities:
     Payment of estimated reorganization liabilities                  (4)         --
                                                              ----------    ----------
        Cash used in financing activities                             (4)         --
                                                              ----------    ----------

Increase (decrease) in cash and cash equivalents                    (184)          197

Cash and cash equivalents:
     Beginning of period                                             417           119
                                                              ----------    ----------

     End of period                                            $      233    $      316
                                                              ==========    ==========



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

     In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results for these interim periods are not necessarily indicative of results for the entire year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

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

3. The components of the net change in items other than cash related to operating activities as reflected in the Consolidated Statements of Cash Flows are as follows:

                                                        Three Months Ended
                                                             March 31,
                                                     -----------------------
           (in thousands)                               2002          2001
     -----------------------------------------------------------------------
     Add (deduct) items other than cash:
           Accounts receivable                         $   --      $     (2)
           Prepaid expenses and other current assets        (49)        (14)
           Trade accounts payable                           (31)       (133)
           Accrued liabilities                              (15)         (4)
           Other liabilities, long-term                      (4)         (5)
                                                       --------    --------
                                                       $    (99)   $   (158)
                                                       ========    ========

     Net cash used for operating activities reflects cash payments for interest and income taxes as follows:


                                                        Three Months Ended
                                                             March 31,
                                                     -----------------------
           (in thousands)                               2002          2001
     -----------------------------------------------------------------------
     Interest                                        $     -        $    -
     Income taxes                                          -             -

     During the quarter ended March 31, 2001, the Company abandoned its investment in Arisur (Note 4).




     Assets abandoned:                                               (thousands)
           Current assets, net of cash and cash equivalents          $     2,517
           Property plant and equipment, net                               3,601
           Long-lived assets                                                  17
                                                                     -----------
                                                                           6,135
                                                                     -----------

     Liabilities abandoned:
           Current liabilities                                             5,710
           Long-term liabilities                                             431
                                                                     -----------
                                                                           6,141
                                                                     -----------

           Cash and cash equivalents abandoned                       $         6
                                                                     ===========

4. On May 9, 1999, Arisur defaulted on a payment of $478,000 due under its loan agreement with Corporacion Andina de Fomento ("CAF"). Subsequently CAF agreed to restructure the remaining balance of the debt under the condition that Arisur demonstrate that it had a minimum of four years of proven reserves at a production rate of 400 tonnes per day at Arisur's Andacaba mine. In April 2000, Latinamerican Investment Advisory Group ("LIAG"), an independent Latin American engineering firm retained by CAF, confirmed the required amount of reserves and recommended additional investment in the operation in order to assure a sustainable production rate of 400 tonnes per day. Despite this report, the Company and CAF were unable to negotiate a restructuring of the loan. During the first quarter of 2001, CAF began foreclosure proceedings against Arisur, the Company's participation in Arisur's operations was terminated, and the investment in Arisur was effectively abandoned as of January 1, 2001.

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

Item 2.   Management's Discussion and Analysis
          ------------------------------------

"SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

This Form  10-QSB  contains  forward  looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Atlas Minerals Inc. is referred to herein as "we" or "our". The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties. Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Except as may otherwise be required by applicable law, we do not undertake, and specifically disclaim, any obligation to update any forward-looking statements contained in this Form 10-QSB to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

RECENT EVENTS

On September 22, 1998, Atlas filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Colorado. On January 26, 1999, APMI and AGMI also filed petitions for relief under Chapter 11. On December 11, 1999, the Bankruptcy Court approved the Reorganization Plan of Atlas, APMI and AGMI (the "Reorganized Company"). Having consummated the Reorganization Plan, Atlas, APMI and AGMI emerged from Chapter 11 on January 10, 2000. Final decrees were issued by the Bankruptcy Court officially closing the APMI and AGMI cases on November 8, 2000 and the Atlas case effective December 31, 2001.

As a result of the bankruptcy proceedings, the majority of any remaining claims against the Company are unsecured claims (the "Creditors"). Under the Reorganization Plan, these Creditors received stock representing 67.5% of the Reorganized Company. In addition, the Creditors will receive a percentage distribution upon receipt of proceeds from certain assets of the Reorganized Company. These assets include: 1) proceeds from the salvaging of the Company's Gold Bar mill facility and related assets located near Eureka, Nevada (reorganization value of $940,000 of which Creditors receive approximately 86.4% of net proceeds); 2) proceeds from the sale of the Company's Grassy Mountain property located in eastern Oregon (reorganization value of $925,000 of which Creditors receive approximately 78.8% of net proceeds) and 3) proceeds from commercial general liability claims ("CGL Claims") against various insurance carriers for reimbursement of costs incurred in decommissioning and reclaiming a uranium millsite located near Moab, Utah that was previously owned and operated by the Company. (reorganization value of $1.5 million of which Creditors receive 10% of the first $1.5 million of net proceeds and 50% thereafter).

In July 2001, an agreement was reached with TRW, Inc. ("TRW") to settle the one remaining adversary proceeding. Under the terms of the agreement, the Company agreed to make a total cash payment of $30,000 to TRW in three equal installments due in October 2001, January 2002, and April 2002. The first two of these payments have been made. In exchange, TRW agreed to transfer back to the Company all common stock of the Company

(146,415 shares) owned by it upon payment of the final installment. As of May 10, 2002, the final payment and transfer of this stock had not yet taken place but is expected to occur during the second quarter ending June 30, 2002.

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

Effective April 2002, the Company reached settlement agreements with all insurance carriers regarding the ongoing CGL Claims litigation and received cash settlement amounts from all but one such carrier. These settlements in aggregate provided the Company with $2,308,000 net cumulative proceeds during the year 2001 through April 10, 2002. Based on these agreements, the Company estimates the net amount of the CGL claims to be $1,549,000 at December 31, 2001, which resulted in an increase in the recorded book value of $898,000.

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

CAPITAL RESOURCE REQUIREMENTS

LIQUIDITY

As of March 31, 2002, the Company's working capital was $1,272,000, compared to $1,386,000 as of December 31, 2001. The decrease of $114,000 was primarily the result of utilizing cash to fund operations for the first quarter. Proceeds from other assets were $28,000; however, this amount was offset by expenses for the sale of assets held for sale of $23,000 and the payment of estimated reorganization liabilities of $4,000.

As described above, effective April 2002, the Company reached settlement agreements with all insurance carriers regarding the ongoing CGL Claims litigation and received cash settlement amounts from all but one such carrier. These settlements in aggregate provided the Company with $2,308,000 net cumulative proceeds during the year 2001 through April 10, 2002. The Company expects these proceeds will be adequate to pay general administrative and other routine operating expenses through 2002.

Remaining assets held for sale include the Grassy Mountain property and the Gold Bar mill and related assets. While the Company is confident in the ultimate realization of these assets, it cannot be certain as to the timing or the exact amount of proceeds that will be received. Future cash requirements will be funded from the sources noted above and/or alternative sources of financing including loans against the aforementioned assets, equity financing or project financing as deemed necessary.

RESULTS OF OPERATIONS

General and administrative expenses for the three months ended March 31, 2002 were $87,000 compared to $50,000 for the comparable period in 2001. Director's fees and expenses increased from $6,000 to $19,000. During the first quarter 2002, the Board met three times, the Audit Committee once and the Compensation Committee once, compared to two Board meetings in the first quarter of 2001. Accounting expenses were higher for the three months ended March 31, 2002 by $10,000 over the same period in 2001 due to additional audit and outsourced accounting costs associated with the preparation of the Company's 2001 10-KSB. Legal fees also increased from $7,000 during first quarter 2001 to $14,000 for the same period in 2002 due to issues associated with the 2001 10-KSB and related securities disclosure costs. Other professional fees increased to $10,000 for first quarter 2002 as the Company contracted with a former employee to assist with general administrative matters and has incurred part-time administrative consulting costs.

Interest income during the three-month period ended March 31, 2002 was $1,000 compared to $3,000 for the three-month period ended March 31, 2001. Interest was higher in 2001 due to slightly larger cash balances available for investment and higher interest rates.

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


                                    ATLAS MINERALS INC.
                                    -------------------
                                    (Registrant)


                                    By:/s/ Gary E. Davis
                                       -----------------
                                       Gary E. Davis
                                       President and Chief Financial Officer


Date: May 11, 2002                     /s/ Gary E. Davis
                                       -----------------
                                       Gary E. Davis
                                       President and Chief Financial Officer