Form 10QSB
period 2002-06-30
ATLAS MINERALS INC
filed 2002-08-14
CIK 8302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


COMMISSION FILE NO. 1-2714

(Mark One)

(X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2002 or

( ) Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _________   to  ________

                               ATLAS MINERALS INC.
                               -------------------
        (Exact name of small business issuer as specified in its charter)

           COLORADO                                            84-1533604
-------------------------------                           --------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

              10920 W. Alameda Ave., Suite 205, Lakewood, CO 80226
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  303-306-0823
                            --------------------------
                           (Issuer's telephone number)


        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                              Yes   X   No
                                                  -----    ------

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                              Yes   X   No
                                                  -----    ------

 As of July 30, 2002, 5,915,103 shares of Common Stock, par value $0.01 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

                                              Yes       No    X
                                                  -----    ------

                         INDEPENDENT ACCOUNTANTS' REPORT



The Board of Directors and Stockholders
Atlas Minerals Inc.


We have reviewed the accompanying consolidated balance sheet of Atlas Minerals Inc. and subsidiaries as of June 30, 2002 and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2002 and 2001 and cash flows for the six-month periods ended June 30, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows (not presented herein) for the year then ended; we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.


HORWATH GELFOND HOCHSTADT PANGBURN, P.C.


Denver, Colorado
July 30, 2002

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
         --------------------

                                        Atlas Minerals Inc.
                                    Consolidated Balance Sheets
                                           (in Thousands)

                                                                              June 30,    December 31,
                                                                                2002         2001
------------------------------------------------------------------------------------------------------
                                                                            (Unaudited)
ASSETS
  Current assets:
      Cash and cash equivalents                                                 $   931    $   417
      Assets held for sale                                                          250        250
      CGL claims receivable
                                                                                     --      1,549
      Prepaid expenses and other current assets                                      52         26
                                                                                -------    -------
        Total current assets                                                      1,233      2,242
                                                                                -------    -------
  Property, plant and equipment                                                     134          5
  Less: accumulated depreciation, depletion and amortization                         (5)        (4)
                                                                                -------    -------
                                                                                    129          1
  Assets held for sale                                                            1,183      1,192
  Other assets                                                                        5          5
                                                                                -------    -------
                                                                                $ 2,550    $ 3,440
                                                                                =======    =======

LIABILITIES
  Current liabilities:
      Trade accounts payable                                                    $    47    $   139
      Accrued liabilities                                                            20         70
      Estimated reorganization liabilities                                           55        647
                                                                                -------    -------
        Total current liabilities                                                   122        856
                                                                                -------    -------

  Estimated reorganization liabilities                                              962        962
  Other liabilities, long-term                                                      135        142
                                                                                -------    -------
        Total long-term liabilities                                               1,097      1,104
                                                                                -------    -------
        Total liabilities                                                         1,219      1,960
                                                                                -------    -------

Commitments and contingencies

STOCKHOLDERS' EQUITY
  Preferred stock, par $1 per share; authorized 1,000,000; no shares issued
     and outstanding                                                                 --         --
  Common stock, par value $0.01 per share; authorized 100,000,000; issued and
     outstanding, 6,062,000 at June 30, 2002 and December 31, 2001                   61         61
  Capital in excess of par value                                                  2,999      2,999
  Deficit                                                                        (1,729)    (1,580)
                                                                                -------    -------
        Total stockholders' equity                                                1,331      1,480
                                                                                -------    -------
                                                                                $ 2,550    $ 3,440
                                                                                =======    =======
See notes to consolidated financial statements



                                         Atlas Minerals Inc
                                Consolidated Statements of Operations
                          (In Thousands, Except Per Share Data, Unaudited)


                                                      Three Months Ended         Six Months Ended
                                                           June 30,                  June 30,
                                                     --------------------      --------------------
                                                       2002         2001         2002        2001
                                                     -------      -------      -------      -------
Costs and expenses:
   General and administrative expenses                   133           59          220          109
                                                     -------      -------      -------      -------

     Operating loss                                     (133)         (59)        (220)        (109)

Other (income) and expense:
   Interest expense                                       --            1           --            1
   Interest income                                        (4)          (2)          (5)          (5)
   Gain on settlement of CGL claims                      (66)          --          (66)          --
   Other                                                  --           (1)          --           (1)
                                                     -------      -------      -------      -------
       Total other income                                (70)          (2)         (71)          (5)

     Loss before income taxes                            (63)         (57)        (149)        (104)

Provision for income taxes                                --           --           --           --
                                                     -------      -------      -------      -------

   Net loss                                          $   (63)     $   (57)     $  (149)     $  (104)
                                                     =======      =======      =======      =======

Basic and diluted loss per share of common stock     $ (0.01)     $ (0.01)     $ (0.02)     $ (0.02)
                                                     =======      =======      =======      =======

Weighted average number of common
   shares outstanding                                  6,062        6,064        6,062        6,064
                                                     =======      =======      =======      =======

See notes to consolidated financial statements.




                                 Atlas Minerals Inc.
                        Consolidated Statements of Cash Flows
                              (In Thousands, Unaudited)


                                                                  Six Months Ended
                                                                      June 30,
                                                                --------------------
                                                                  2002         2001
                                                                -------      -------
Operating activities:
     Net loss                                                   $  (149)     $  (104)
     Add (deduct) non-cash items:
        Gain on settlement of CGL claims                            (66)
        Depreciation, depletion and amortization                      1
     Net change in non-cash items
        Related to operations (Note 3)                             (175)        (198)
                                                                -------      -------
        Cash used in operating activities                          (389)        (301)
                                                                -------      -------

Investing activities:
     Additions to property, plant and equipment                    (129)          --
     Reduction in cash resulting from abandonment of Arisur          --           (6)
     Investment in CGL claims receivable                            (24)        (249)
     Investment in assets held for sale                             (72)         (50)
     Proceeds from settlement of CGL receivable                   1,639          675
     Proceeds from sale of assets held for sale                      81           28
                                                                -------      -------
        Cash provided by investing activities                     1,495          398
                                                                -------      -------

Financing activities:
     Payment of estimated reorganization liabilities               (592)         (50)
                                                                -------      -------
        Cash used in financing activities                          (592)         (50)
                                                                -------      -------

Increase in cash and cash equivalents                               514           47

Cash and cash equivalents:
     Beginning of period                                            417          119
                                                                -------      -------

     End of period                                              $   931      $   166
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

2. The accompanying consolidated financial statements include the accounts of Atlas Minerals Inc. ("Atlas") and its approximately 85% ownership of Atlas Precious Metals Inc. ("APMI"), which in turn owns approximately 63% of Atlas Gold Mining Inc. ("AGMI") (collectively the "Company"). In July 2002, the Company formed White Cliffs Mining, Inc., a wholly-owned subsidiary in which the White Cliffs property will be held (Note 4).

3. The components of the net change in items other than cash related to operating activities as reflected in the Consolidated Statements of Cash Flows are as follows:


                                                           Six Months Ended
                                                               June 30,
                                                      --------------------------
                                                          2002           2001
     ------------------------------------------------ ------------  ------------
                                                            (in thousands)
     Add (deduct) items other than cash:
           Prepaid expenses and other current assets  $      (26)   $       (9)
           Trade accounts payable                            (92)         (148)
           Accrued liabilities                               (50)          (34)
           Other liabilities, long-term                       (7)           (7)
                                                      ------------  ------------
                                                      $     (175)   $     (198)
                                                      ============  ============


     During the quarter ended March 31, 2001, the Company abandoned its investment in Arisur.

     Assets abandoned:                                            (thousands)
           Current assets, net of cash and cash equivalents     $         2,517
           Property plant and equipment, net                              3,601
           Long-lived assets                                                 17
                                                                ----------------
                                                                          6,135
                                                                ----------------
     Liabilities abandoned:
           Current liabilities                                            5,710
           Long-term liabilities                                            431
                                                                ----------------
                                                                          6,141
                                                                ----------------

           Cash and cash equivalents abandoned                  $             6
                                                                ================

4. In June 2002, the Company purchased the White Cliffs Diatomite Mine and processing facilities located approximately 30 miles north of Tucson, Arizona ("White Cliffs") for $50,000. The property, which has been dormant for several years, consists of approximately 3,200 acres of unpatented placer claims, a fully permitted mine and a processing plant with a nominal annual capacity of at least 50,000 tons of finished product. The property was purchased from Arimetco, Inc., of which the Company's Chairman and Chief Executive Officer, is President. Through June 30, 2002, the Company also purchased approximately $75,000 of operating equipment in order to place the White Cliffs property into commercial operation.

Item 2. Management's Discussion and Analysis
        ------------------------------------

     "SAFE  HARBOR"  STATEMENT  UNDER  THE  UNITED  STATES  PRIVATE   SECURITIES
     LITIGATION REFORM ACT OF 1995.

     This Form 10-QSB contains forward-looking  statements within the meaning of
     Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Atlas Minerals Inc. is referred to herein as "we" or "our". The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties. Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Except as may otherwise be required by applicable law, we do not undertake, and specifically disclaim, any obligation to update any forward-looking statements contained in this Form 10-QSB to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

     As a result of the bankruptcy proceedings, the majority of any remaining claims against the Company are unsecured claims (the "Creditors"). Under the Reorganization Plan, these Creditors received stock representing 67.5% of the Reorganized Company. In addition, the Creditors will receive a percentage distribution upon receipt of proceeds from certain assets of the Reorganized Company. These assets include: 1) proceeds from the salvaging of the Company's Gold Bar mill facility and related assets located near Eureka, Nevada (reorganization value of $940,000 of which Creditors receive approximately 86.4% of net proceeds); 2) proceeds from the sale of the Company's Grassy Mountain property located in eastern Oregon (reorganization value of $925,000 of which Creditors receive approximately 78.8% of net proceeds) and 3) proceeds from commercial general liability claims ("CGL Claims") against various insurance carriers for reimbursement of costs incurred in decommissioning and reclaiming a uranium millsite located near Moab, Utah that was previously owned and operated by the Company (reorganization value of $1.5 million of which Creditors receive 10% of the first $1.5 million of net proceeds and 50% thereafter).

     Effective May 2002, the Company received cash settlements from all insurance carriers regarding the ongoing CGL Claims litigation. These settlements in aggregate provided the Company with $2,373,000 cumulative net proceeds during the year 2001 through May 21, 2002. Based on these agreements, Management determined the recorded book value of the asset at December 31, 2001 was undervalued and increased the carrying value by $898,000. The final resolution of such claims resulted in a gain from settlement of CGL claims during second quarter 2002 of $66,000.

     On May 9, 1999, Arisur (the Company's former subsidiary which owned and operated a mine in Boliva) defaulted on a payment of $478,000 due under its loan agreement with Corporacion Andina de Fomento ("CAF"). During the first quarter of 2001, CAF began foreclosure proceedings against Arisur, and the Company's participation in Arisur's operations was terminated. As a result of this action, the investment in Arisur was effectively abandoned as of January 1, 2001. During the year ended December 31, 2000, the Company recorded an impairment charge of $683,000 related to the Andacaba mine. Neither the Company nor its subsidiaries have guaranteed any liabilities of Arisur. As a result, all revenue, cost of operations, assets and liabilities of Arisur have been eliminated from the financial statements of the Company during 2001 and future years.

     During December 2001, the Company took additional steps to ensure that remaining liabilities associated with termination of Arisur's operations were extinguished. On December 24, 2001, the Company transferred all of the common stock of Arisur to a Bolivian group, which signed an agreement releasing and indemnifying the Company from liabilities that could be associated with Arisur.

     In May, 2002, the Company moved from the NQB Pink Sheets and was listed on the OTC Bulletin Board.

     In June 2002, the Company purchased the White Cliffs Diatomite Mine and processing facilities located approximately 30 miles north of Tucson, Arizona ("White Cliffs") for $50,000. The property, which has been dormant for several years, consists of approximately 3,200 acres of unpatented placer claims, a fully permitted mine and a processing plant with a nominal annual capacity of at least 50,000 tons of finished product. From previous drilling, face sampling, and testing, approximately 2,500,000 tons of diatomite mineralization has to date been identified on the property. The property was purchased from Arimetco, Inc., of which the Company's Chairman and Chief Executive Officer, is President.

     In July 2002, the Company incorporated in Arizona a new wholly-owned subsidiary, White Cliffs Mining, Inc., in which the White Cliffs mine and related assets will be held. Through June 30, 2002, the Company has purchased approximately $75,000 of operating equipment. It is expected that approximately $75,000 will be required for purchase of the final pieces of mobile equipment as required to commence commercial operations on the White Cliffs property. The Company has executed an initial sales contract with first production scheduled for shipment in mid August.

     In July 2001, an agreement was reached with TRW, Inc. ("TRW") to settle the one remaining adversary proceeding. Under the terms of the agreement, the Company agreed to make a total cash payment of $30,000 to TRW in three equal installments due in October 2001, January 2002, and April 2002. In exchange, TRW agreed to transfer back to the Company all common stock of the Company (146,415 shares) owned by it upon payment of the final installment. In July 2002, the final payment was accepted by TRW from the Company and the 146,415 shares of common stock held by TRW were transferred to the Company. These shares will be cancelled during the third quarter of 2002.

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

     CAPITAL RESOURCE REQUIREMENTS AND LIQUIDITY

     As of June 30, 2002, the Company's working capital was $1,111,000, compared to $1,386,000 as of December 31, 2001. The decrease of $275,000 was primarily the result of utilizing cash to fund operations for the six months of 2002. Proceeds from CGL claims were $1,639,000; however, this amount was offset by expenses for the CGL receivables of $24,000, the payment of estimated reorganization liabilities of $592,000 and additions to property, plant and equipment of $129,000.

     As described above, effective May 2002, the Company received cash settlements with all insurance carriers regarding the CGL Claims litigation. These settlements in aggregate provided the Company with $2,373,000 cumulative net proceeds during the year 2001 through May 21, 2002. The Company expects these proceeds will be adequate to pay general administrative and other routine operating expenses through 2002.

     Remaining assets held for sale include the Grassy Mountain property and the Gold Bar mill and related assets. While the Company is confident in the ultimate realization of these assets, it cannot be certain as to the timing or the exact amount of proceeds that will be received.

     It is expected that approximately $75,000 will be required for purchase of the final pieces of mobile equipment as required to commence commercial operations on the White Cliffs property during the next quarter. Pending completion of ongoing marketing studies, should the Company decide to install a calciner at the mill, up to an additional $100,000 may be required. However, it is currently the intention of the Company to trade where possible idled equipment at the Gold Bar mill for additional equipment needs at White Cliffs.

     Future cash requirements will be funded from the sources noted above and/or alternative sources of financing including loans against the aforementioned assets, equity financing or project financing as deemed necessary.

     RESULTS OF OPERATIONS

     General and administrative expenses for the six months ended June 30, 2002 were $220,000 compared to $109,000 for the comparable period in 2001. Director's fees and expenses increased from $9,000 to $24,000. During the first six months of 2002, the Board met four times, the Audit Committee once and the Compensation Committee once, compared to two Board meetings in the first six months of 2001. Other professional fees increased from zero for the first six months of 2001 to $50,000 for the same period in 2002. The increase in other professional fees is due to the hiring on a contract basis a mine manager and various other consultants at White Cliffs, $19,000, contracting with a former employee to assist with general administrative matters, $18,000, the retaining of a compliance specialist, $6,000 and a part-time administrative assistant, $4,000. Insurance costs increased from $11,000 for the first six months of 2001 to $22,000 for the comparable period in 2002 due to increased premiums for additional coverage for the Company's directors and officers insurance which became effective in February 2002. During the first six months of 2002, travel and entertainment costs were $11,000 compared to zero for the same period in 2001 due to travel related to the White Cliffs project of $2,000 and other travel by the Company executives to visit existing properties and promote the Company of $9,000.

     General and administrative expenses for the three-month period ended June 30, 2002 were $133,000 compared to $59,000 for the comparable period in 2001. The increase in costs during the quarter of $74,000 is primarily due to the higher fees paid to outside professionals, higher insurance premiums and higher travel costs as discussed above. In addition, salary and benefits for the quarter ended June 30, 2002 were $35,000 compared to $22,000 for the same period in 2001. The increase is due to having two employees during second quarter 2002 versus one during second quarter 2001.

     Interest income was $5,000 for both the six-month period ended June 30, 2001 and 2002. Although the average cash balance was higher towards the end of the second quarter 2002, interest rates were lower during 2002 versus 2001.

     The gain on settlement of CGL claims of $66,000 during the second quarter 2002 arose as the anticipated net proceeds from the final cash receipts exceeded the carrying value of the CGL claims and the related estimated reorganization liabilities.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

        None

Item 2. Changes in Securities
        ---------------------

        None

Item 3. Defaults upon Senior Securities
        -------------------------------

        None

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

     An annual meeting of shareholders of the Company was held on May 16, 2002. At the annual meeting, the shareholders were presented three items upon which they were asked to vote: the election of directors, approval of a stock option plan, and selection of auditors.

     At the annual meeting, the shareholders re-elected the five incumbent directors. The re-elected directors were Douglas R. Cook, Gerald E. Davis, David A. Groshoff, Robert Miller, and H.R. (Roy) Shipes.

     The following table sets forth the slate of directors voted upon at the annual meeting of shareholders and the number of votes cast for, against, and abstained with respect to each director nominee:

     Name of Nominee       Votes For    Votes Against       Abstentions
     ---------------       ---------    -------------       -----------

     Douglas R. Cook       4,420,976          0                3,026
     Gerald E. Davis       4,420,976          0                3,026
     David A. Groshoff     4,420,976          0                3,026
     Robert Miller         4,420,976          0                3,026
     H.R. (Roy) Shipes     4,420,976          0                3,026

     On September 7, 2001, the directors authorized the approval of the Atlas Minerals Inc. 2001 Stock Option Plan (the "Plan"), subject to shareholder ratification at the next meeting of shareholders. This Plan was presented to shareholders at the May 16, 2002 annual meeting. The following table sets forth the number of votes cast for, against, and abstained with respect to ratification of the Plan:

                       Votes For     Votes Against   Abstentions
                       ---------     -------------   -----------

                       3,922,503         24,045         4,189

     Also at the annual meeting, the shareholders voted on appointment of Horwath Gelfond Hochstadt Pangburn, P.C. as the Company's independent auditors. The following table sets forth the number of votes cast for, against, and abstained with respect to ratification of the Plan:

                       Votes For     Votes Against   Abstentions
                       ---------     -------------   -----------

                       4,418,782         4,098         1,122

     For additional information, please see the Company's definitive Proxy Statement pursuant to Section 14 (c) of the Securities and Exchange Act of 1934 filed with the Securities and Exchange Commission on April 17, 2002, and which is incorporated herein by this reference and filed as Exhibit
     20.1 to this Form 10-QSB.

Item 5. Other Information
        -----------------

        None

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     a.   Exhibits
           -------------------------------------------------------------------------------
           20.1    Definitive  Proxy  Statement  pursuant to Section 14
                   (c) of the  Securities and Exchange Act of 1934.                 *
           -------------------------------------------------------------------------------
           99.1    Certification of Chief Executive Officer pursuant to          Page 16
                   18 U.S.C. 1350.
           -------------------------------------------------------------------------------
           99.2    Certification of Chief Financial Officer pursuant to 18       Page 17
                   U.S.C. 1350.
           -------------------------------------------------------------------------------
                    *  (Previously  filed  with the  Securities  and  Exchange
                       Commission on April 17, 2002.)
           -------------------------------------------------------------------------------

     b.   Reports on Form 8-K

          A press release dated and filed on April 17, 2002, with the Securities and Exchange Commission announcing the settlement of outstanding lawsuits against various insurance carriers, closure of all bankruptcy proceedings effective December 31, 2001, and an agreement with a Bolivian entity for assumption by it of all the Company's remaining Bolivian assets and liabilities associated with the Company's former subsidiary, Arisur, and the Andacaba mine/mill complex.

          A press release dated and filed on June 17, 2002, with the Securities and Exchange Commission announcing the acquisition of the White Cliffs diatomite mine in Arizona, an industrial minerals property.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ATLAS MINERALS INC.
                                      -------------------
                                         (Registrant)


Date:    July 30, 2002                By:    /s/ H.R. (Roy) Shipes
                                             ---------------------
                                             H.R. (Roy) Shipes
                                             Chief Executive Officer


Date:    July 30, 2002                By:    /s/ Gary E. Davis
                                             -----------------
                                           Gary E. Davis
                                           President and Chief Financial Officer