Form 10QSB
period 2002-09-30
ATLAS MINERALS INC
filed 2002-11-15
CIK 8302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


COMMISSION FILE NO. 1-2714

(Mark One)

(X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2002 or

(  )   Transition Report Under Section 13 or 15(d) of the Securities Exchange
       Act of 1934  For the transition period from _________   to  ________

                              ATLAS MINERALS INC.
                              -------------------
        (Exact name of small business issuer as specified in its charter)

           COLORADO                                            84-1533604
-------------------------------------                      ------------------
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

                               Yes   X   No
                                   -----    -------

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                               Yes   X   No
                                   -----    -------

As of November 12, 2002, 5,915,103 shares of Common Stock, par value $0.01 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

                               Yes       No    X
                                   -----    ------

                         INDEPENDENT ACCOUNTANTS' REPORT



The Board of Directors and Stockholders
Atlas Minerals Inc.


We have reviewed the accompanying consolidated balance sheet of Atlas Minerals Inc. and subsidiaries as of September 30, 2002 and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2002 and 2001 and cash flows for the nine-month periods ended September 30, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management.

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


Denver, Colorado
November 12, 2002

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
         --------------------


                                                Atlas Minerals Inc.
                                            Consolidated Balance Sheets
                                                  (in Thousands)

                                                                                      September 30,   December 31,
                                                                                           2002          2001
----- -----------------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)
ASSETS
  Current assets:
      Cash and cash equivalents                                                           $   416      $   417
      Trade and other accounts receivable
                                                                                                7         --
      Assets held for sale                                                                   --            250
      CGL claims receivable
                                                                                             --          1,549
      Prepaid expenses and other current assets                                                41           26
                                                                                          -------      -------
        Total current assets                                                                  464        2,242
                                                                                          -------      -------
  Property, plant and equipment                                                               206            5
  Less: accumulated depreciation, depletion and amortization                                   (8)          (4)
                                                                                          -------      -------
                                                                                              198            1
  Deferred acquisition costs
                                                                                               45         --
  Assets held for sale                                                                      1,004        1,192
  Other assets                                                                                  4            5
                                                                                          -------      -------
                                                                                          $ 1,715      $ 3,440
                                                                                          =======      =======

LIABILITIES
  Current liabilities:
      Trade accounts payable                                                              $    40      $   139
      Accrued liabilities                                                                      32           70
      Estimated reorganization liabilities                                                     32          647
                                                                                          -------      -------
        Total current liabilities                                                             104          856
                                                                                          -------      -------

  Estimated reorganization liabilities                                                        443          962
  Deferred gain                                                                                44         --
  Other liabilities, long-term                                                                132          142
                                                                                          -------      -------
        Total long-term liabilities                                                           619        1,104
                                                                                          -------      -------
        Total liabilities                                                                     723        1,960
                                                                                          -------      -------

Commitments and contingencies

STOCKHOLDERS' EQUITY
  Preferred stock, par $1 per share; authorized 1,000,000; no shares issued and
     outstanding                                                                             --           --
  Common stock, par value $0.01 per share; authorized 100,000,000; issued and
     outstanding, 5,915,000 at September 30, 2002 and 6,062,000 at  December 31, 2001          59           61
  Capital in excess of par value                                                            2,980        2,999
  Deficit                                                                                  (2,047)      (1,580)
                                                                                          -------      -------
        Total stockholders' equity                                                            992        1,480
                                                                                          -------      -------
                                                                                          $ 1,715      $ 3,440
                                                                                          =======      =======
See notes to consolidated financial statements.



                                               Atlas Minerals Inc
                                     Consolidated Statements of Operations
                                (In Thousands, Except Per Share Data, Unaudited)


                                                      Three Months Ended        Nine Months Ended
                                                         September 30,            September 30,
                                                     --------------------      --------------------
                                                       2002         2001         2002         2001
                                                     -------      -------      -------      -------
Mining revenue                                       $     5      $  --        $     5      $  --


Costs and expenses:
    Production costs                                      48         --             48         --
    Depreciation, depletion and amortization               4         --              4            2
    General and administrative expenses                  213          125          433          232
                                                     -------      -------      -------      -------

     Gross operating loss                               (260)        (125)        (480)        (234)

Other (income) and expense:
   Interest expense                                     --           --           --              1
   Interest income                                        (2)        --             (7)          (5)
   Impairment of assets held for sale                     60         --             60         --
   Gain on settlement of CGL claims                     --           --            (66)        --
   Other                                                --           --           --             (1)
                                                     -------      -------      -------      -------
     Total other income                                   58         --            (13)          (5)

     Loss before income taxes                           (318)        (125)        (467)        (229)

Provision for income taxes                              --           --           --           --
                                                     -------      -------      -------      -------

   Net loss                                          $  (318)     $  (125)     $  (467)     $  (229)
                                                     =======      =======      =======      =======

Basic and diluted loss per share of common stock     $ (0.05)     $ (0.02)     $ (0.08)     $ (0.04)
                                                     =======      =======      =======      =======

Weighted average number of common
   shares outstanding                                  5,963        6,064        6,028        6,064
                                                     =======      =======      =======      =======

See notes to consolidated financial statements.




                                      Atlas Minerals Inc.
                             Consolidated Statements of Cash Flows
                                   (In Thousands, Unaudited)


                                                                       Nine Months Ended
                                                                         September 30,
                                                                ------------------------------
                                                                    2002              2001
                                                                ------------      ------------
Operating activities:
     Net loss                                                   $       (467)     $       (229)
     Add (deduct) non-cash items
        Impairment of assets held for sale                                60              --
        Gain on settlement of CGL claims                                 (66)             --
        Depreciation, depletion and amortization                           4                 2
     Net change in non-cash items
       Related to operations (Note 3)                                   (190)             (148)
                                                                ------------      ------------
        Cash used in operating activities                               (659)             (375)
                                                                ------------      ------------

Investing activities:
     Additions to property, plant and equipment                         (201)             --
     Reduction in cash resulting from abandonment of Arisur             --                  (6)
     Investment in CGL claims receivable                                 (24)             (320)
     Investment in assets held for sale                                  (71)              (90)
     Settlement of estimated reorganization liabilities                  (50)             --
     Deferred acquisition costs                                          (45)             --
     Proceeds from settlement of CGL receivable                        1,639               710
     Proceeds from sale of assets held for sale                           60                82
                                                                ------------      ------------
        Cash provided by investing activities                          1,308               376
                                                                ------------      ------------

Financing activities:
     Payment of estimated reorganization liabilities                    (650)              (50)
                                                                ------------      ------------
        Cash used in financing activities                               (650)              (50)
                                                                ------------      ------------

Increase (decrease) in cash and cash equivalents                          (1)              (49)

Cash and cash equivalents:
     Beginning of period                                                 417               119
                                                                ------------      ------------

     End of period                                              $        416      $         70
                                                                ============      ============



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

2. The accompanying consolidated financial statements include the accounts of Atlas Minerals Inc. ("Atlas") and its subsidiaries as follows: Atlas Precious Metals Inc. ("APMI") (approximately 85% owned at December 31, 2001 and 96% owned at September 30, 2002), which in turn owns Atlas Gold Mining Inc. ("AGMI") (approximately 63% owned at December 31, 2001 and 89% owned at September 30, 2002), and as of July 2002, White Cliffs Mining, Inc., a wholly-owned subsidiary in which the White Cliffs property is held (Note 4) (collectively the "Company").

3. The components of the net change in items other than cash related to operating activities as reflected in the Consolidated Statements of Cash Flows are as follows:

                                                                   Nine Months Ended
                                                                     September 30,
                                                       ----------------------------------------
           (in thousands)                                    2002                    2001
     ------------------------------------------------- ------------------     -----------------
     Add (deduct) items other than cash:
           Trade and other accounts receivable         $            (7)       $            (3)
           Prepaid expenses and other current assets               (35)                   (12)
           Trade accounts payable                                  (99)                   (94)
           Accrued liabilities                                     (39)                   (28)
           Other liabilities, long-term                            (10)                   (11)
                                                       ------------------     -----------------
                                                       $          (190)       $          (148)
                                                       ==================     =================


     During the quarter ended March 31, 2001, the Company abandoned its investment in Arisur.


     Assets abandoned:                                            (thousands)
           Current assets, net of cash and cash equivalents          $2,517
           Property plant and equipment, net                          3,601
           Long-lived assets                                             17
                                                                     ------
                                                                      6,135
                                                                     ------
     Liabilities abandoned:
           Current liabilities                                        5,710
           Long-term liabilities                                        431
                                                                     ------
                                                                      6,141
                                                                     ------

           Cash and cash equivalents abandoned                       $    6
                                                                     ======

4. In June 2002, the Company purchased the White Cliffs Diatomite Mine and processing facilities located approximately 30 miles north of Tucson, Arizona ("White Cliffs") for $50,000. The property, which has been dormant for several years, consists of approximately 3,200 acres of unpatented placer claims, a fully permitted mine and a processing plant with a nominal annual capacity of at least 50,000 tons of finished product. The property was purchased from Arimetco, Inc., of which the Company's Chairman and Chief Executive Officer, is President. Through September 30, 2002, the Company purchased approximately $147,000 of operating equipment in order to place the White Cliffs property in commercial operation. During the last week of September 2002, White Cliffs shipped 44 tons of product to a single customer under a 220-ton contract, with an additional 71 tons shipped during October 2002.

5. In July 2002, the Company paid its one secured creditor, who held a lien on the Gold Bar mill site and equipment as part of a Court-approved claim against the Company, $60,000. The secured creditor is the Company's President and Chief Financial Officer.

6. During the third quarter 2002, the Company and the Pension Benefit Guaranty Corporation (PBGC) entered into a transaction whereby the Company effectively settled a portion of its "estimated reorganization liabilities". The Company paid $50,000 to PBGC in exchange for PBGC's rights to receive future creditor distributions under APMI's and AGMI's 2000 bankruptcy reorganization plan as well as to acquire the portion of APMI's and AGMI's outstanding common stock owned by PBGC. The common stock owned by PBGC consisted of 133 common share of APMI (11.41% of outstanding shares) and 391 common shares of AGMI (25.78% of outstanding shares). Under the bankruptcy reorganization plan, APMI and AGMI are to sell the "assets held for sale" and distribute the related proceeds to their creditors. At September 30, 2002, APMI and AGMI have no other assets. Therefore, the Company believes that the common stock acquired from PBGC has little to no fair value as of September 30, 2002 and the Company allocated the $50,000 cash paid to the effective settlement of the estimated reorganization liabilities. The carrying value of PBGC's portion of the estimated reorganization liabilities was approximately $94,000. The Company has deferred the $44,000 settlement gain because the ultimate realization of the gain is not assured until APMI and AGMI sell their assets and distribute the proceeds, which management expects to occur over the next several years.

7. In September 2002, the Company signed a 120-day exclusive option agreement to acquire 100% of the outstanding shares of Western Gold Resources, a private Florida company whose primary asset is the Estrades polymetallic mine. During the option period, the Company will conduct extensive due diligence of the property and seek financing for the project as will be
     required   should  the  Company   exercise  the  option  and  proceed  with
     development.

     Assuming positive results from the due diligence and approval from the Board and, as required, by the Company's shareholders, the Company would subsequently merge with Western Gold Resources. The Board has approved the terms of the merger, which contemplates the issuance of 1.2 common shares of the Company for each share of Western Gold, payment of $150,000 in cash, and other considerations. Western Gold has outstanding 11,550,000 shares. The primary shareholder of Western Gold Resources is the Company's Chief Executive Officer. The Company has spent $45,000 as of September 30, 2002 in deferred acquisition costs relating to this option agreement. Should the Company exercise the option agreement, the related deferred acquisition costs will be added to the purchase price and allocated to the assets acquired. If the Company does not exercise the option agreement, the deferred acquisition costs will be expensed.

8. Ongoing management assessment of the carrying value of the assets held for sale at Gold Bar resulted in third quarter 2002 reductions in the carrying value of assets held for sale and the related estimated reorganization liabilities of $450,000 and $390,000, respectively, and an impairment charge of $60,000. The impairment was deemed necessary due to the continuing depression in the mining industry and less than anticipated equipment sales during the year.

9. On August 9, 2002, stock options for 125,000 shares were granted to employees under the Atlas Minerals Inc. 2001 Stock Option Plan. The options granted were at an exercise price of $.21, being the quoted market price of the Company's shares at the date of grant, and expire on August 9, 2007.

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

     In July 2002, the Company incorporated in Arizona a new wholly-owned subsidiary, White Cliffs Mining, Inc., in which the White Cliffs mine and related assets will be held. Through September 30, 2002, the Company has purchased approximately $147,000 of operating equipment. In August 2002, the Company commenced commercial mining operations on its White Cliffs diatomite mine. During the last week of September 2002, White Cliffs shipped 44 tons of product to a single customer under a 220-ton contract, with an additional 71 tons shipped during October 2002.

     In July 2001, an agreement was reached with TRW, Inc. ("TRW") to settle the one remaining adversary proceeding. Under the terms of the agreement, the Company agreed to make a total cash payment of $30,000 to TRW in three equal installments due in October 2001, January 2002, and April 2002. In exchange, TRW agreed to transfer back to the Company all common stock of the Company (146,415 shares) owned by it upon payment of the final installment. In July 2002, the final payment was accepted by TRW from the Company and the 146,415 shares of common stock held by TRW were transferred to the Company. These shares were cancelled during the third quarter of 2002.

     In September 2002, the Company signed a 120-day exclusive option agreement to acquire 100% of the outstanding shares of Western Gold Resources, a private Florida company whose primary asset is the Estrades polymetallic mine. During the option period, the Company will conduct extensive due diligence of the property and seek financing for the project as will be
     required   should  the  Company   exercise  the  option  and  proceed  with
     development.

     The Estrades property, located approximately 120 miles northwest of Val-d'Or in northwestern Quebec, hosts a polymetallic deposit known to contain gold, silver, lead, copper and zinc. The Estrades property consists of a fully developed mine and mine complex. The mine was last operated in 1992 before reportedly being idled due to depressed metal prices and high contract mining and toll milling costs.

     Based on the preliminary results of the due diligence work on the Estrades property, current conceptual operating plans envision a mining rate of 500 tonnes per day. Both a copper concentrate and a zinc concentrate would be produced. The Company is currently evaluating the possibility of constructing a mill on site to produce the concentrates as opposed to toll milling.

     Assuming positive results from the due diligence and approval from the Board and, as required, by the Company's shareholders, the Company would subsequently merge with Western Gold Resources. The Board has approved the terms of the merger, which contemplates the issuance of 1.2 common shares of the Company for each share of Western Gold, payment of $150,000 in cash, and other considerations. Western Gold has outstanding 11,550,000 shares. The primary shareholder of Western Gold Resources is the Company's Chief Executive Officer.

     During the third quarter 2002, the Company and the Pension Benefit Guaranty Corporation (PBGC) entered into a transaction whereby the Company effectively settled a portion of its "estimated reorganization liabilities". The Company paid $50,000 to PBGC in exchange for PBGC's rights to receive future creditor distributions under APMI's and AGMI's 2000 bankruptcy reorganization plan as well as to acquire the portion of APMI's and AGMI's outstanding common stock owned by PBGC. The common stock owned by PBGC consisted of 133 common share of APMI (11.41% of outstanding shares) and 391 common shares of AGMI (25.78% of outstanding shares). Under the bankruptcy reorganization plan, APMI and AGMI are to sell the "assets held for sale" and distribute the related proceeds to their creditors. At September 30, 2002, APMI and AGMI have no other assets. Therefore, the Company believes that the common stock acquired from PBGC has little to no fair value as of September 30, 2002 and the Company allocated the $50,000 cash paid to the effective settlement of the estimated reorganization liabilities. The carrying value of PBGC's portion of the estimated reorganization liabilities was approximately $94,000. The Company has deferred the $44,000 settlement gain because the ultimate realization of the gain is not assured until APMI and AGMI sell their assets and distribute the proceeds, which management expects to occur over the next several years.

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

     CAPITAL RESOURCE REQUIREMENTS AND LIQUIDITY

     As of September 30, 2002, the Company's working capital was $360,000, compared to $1,386,000 as of December 31, 2001. The decrease of $1,026,000 was primarily the result of utilizing cash to fund operations for the nine months of 2002. Proceeds from CGL claims were $1,639,000; however, this amount was offset by expenses for the CGL receivables of $25,000, the payment of estimated reorganization liabilities of $650,000, additions to property, plant and equipment of $201,000, settlement of APMI and AGMI estimated reorganization liabilities of $50,000, deferred acquisition costs on the Estrades property of $45,000 and a reduction of current assets held for sale of $200,000.

     As described above, effective May 2002, the Company received cash settlements with all insurance carriers regarding the CGL Claims litigation. These settlements in aggregate provided the Company with $2,373,000 cumulative net proceeds during the year 2001 through May 21, 2002. The Company expects these proceeds will be adequate to pay general administrative and other operating expenses through 2002.

     Remaining assets held for sale include the Grassy Mountain property and the Gold Bar mill and related assets. While the Company is confident in the ultimate realization of these assets, it cannot be certain as to the timing or the exact amount of proceeds that will be received.

     Final pieces of mobile equipment were purchased and commercial operations commenced on the White Cliffs property during the most recent quarter. Pending completion of ongoing marketing studies, should the Company decide to install a calciner at the mill, up to an additional $100,000 may be required. However, it is currently the intention of the Company to trade where possible idled equipment at the Gold Bar mill for additional equipment needs at White Cliffs.

     Future cash requirements will be funded from the sources noted above and/or alternative sources of financing including loans against the aforementioned assets, equity financing or project financing as deemed necessary.

     RESULTS OF OPERATIONS

     The Company had revenues from production of diatomite at the White Cliffs property, which commenced mining operations in August, of $5,000 during both the three-month and nine-month periods ended September 30, 2002 compared to zero for comparable periods in 2001. Production costs, which included expenses associated with mill start-up at White Cliffs, were $48,000 during both the three-month and nine-month periods ended September 30, 2002 compared to zero for comparable periods in 2001.

     General and administrative expenses for the nine months ended September 30, 2002 were $433,000 compared to $232,000 for the comparable period in 2001. Salaries and benefit costs increased for the nine months ended September 30, 2002 to $127,000 from $59,000 during the same period in 2001. The increase in salaries and benefits is due to hiring 2 non-production related employees at White Cliffs, amounting to $15,000 in related labor and benefit costs, and an increase in employees at the parent company from 1 during the nine month period in 2001 to 3 at September 30, 2002. Directors' fees and expenses increased from $22,000 to $33,000. During the first nine months of 2002, the Board met five times, the Audit Committee twice and the Compensation Committee twice, compared to four Board meetings in the first nine months of 2001. Other professional fees increased from zero for the first nine months of 2001 to $92,000 for the same period in 2002. The increase in other professional fees is due to the hiring on a contract basis a mine manager and various other consultants at White Cliffs prior to employment, $48,000; contracting with a former employee to assist with general administrative matters, $21,000; the retaining of a compliance specialist, $9,000; and outsourcing a part-time administrative assistant, $9,000. Insurance costs increased from $18,000 for the first nine months of 2001 to $36,000 for the comparable period in 2002 due to increased premiums for additional coverage for the Company's directors and officers insurance which became effective in February 2002. During the first nine months of 2002, travel and entertainment costs were $22,000 compared to zero for the same period in 2001 due to travel related to the White Cliffs project of $8,000 and other travel by the Company executives to visit existing properties and promote the Company of $14,000. Partially offsetting the above increases was a $45,000 decrease in legal fees for the nine months ended September 30, 2002 of $29,000 compared to $74,000 for the same period in 2001. The fees related to the 2001 period were higher due to the legal fees associated with the take-over bid by the new management in September 2001.

     General and administrative expenses for the three-month period ended September 30, 2002 were $213,000 compared to $125,000 for the comparable period in 2001. The increase in costs during the quarter of $88,000 is primarily due to the higher fees paid to outside professionals, higher insurance premiums and higher travel costs as discussed above. In addition, salary and benefits for the quarter ended September 30, 2002 were $81,000 compared to $18,000 for the same period in 2001. The increase is due to having three employees at the parent company and two non-production employees at White Cliffs during third quarter 2002 versus one during most of third quarter 2001.

     Interest income was $7,000 for the nine-month period ended September 30, 2002 versus $5,000 for the same period in 2001. Although the average cash balance was higher during the nine month period in 2002, interest rates were lower during 2002 versus 2001 resulting in little variance between the two periods.

     During the three-month period ended September 30, 2002, the Company recorded a $60,000 impairment of assets held for sale relating to Gold Bar. The impairment charge was the net result of reducing the assets held for sale by $450,000 and the related estimated reorganization liabilities by $390,000.

     The gain on settlement of CGL claims of $66,000 during the nine months ended September 30, 2002 arose as the anticipated net proceeds from the final cash receipts exceeded the carrying value of the CGL claims and the related estimated reorganization liabilities.

Item 3. Controls and Procedures
        -----------------------

On November 11, 2002 ("Evaluation Date"), the Company's management concluded its evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. As of the Evaluation Date, the Company's

President and Chief Financial Officer and its Chief Executive Officer concluded that the Company maintains disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in the Company's reports under the Securities Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its President and Chief Financial Officer and its Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

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

               None

Item 5. Other Information
        -----------------

               None

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     a.   Exhibits

          99.1    Certification of Chief Executive Officer
                  pursuant to 18 U.S.C. 1350.                         Page    19

          99.2    Certification of Chief Financial Officer
                  pursuant to 18 U.S.C. 1350.                         Page    20

     b.   Reports on Form 8-K

          A press release dated August 22, 2002 and filed on September 4, 2002, with the Securities and Exchange Commission, announcing that commercial mining operations commenced on the Company's White Cliffs diatomite mine in Arizona, with first production from the property pre-sold primarily as livestock feed supplement.

          A press release dated and filed on September 9, 2002, with the Securities and Exchange Commission, announcing a 120-day exclusive option agreement to acquire 100% of the outstanding shares of Western Gold Resources, a private Florida company whose primary asset is the Estrades polymetallic mine located in Quebec and which asset consists of a fully developed mine and mine complex. During the option period, the Company will conduct extensive due diligence of the property and seek financing for the project as will be required should the Company exercise the option and proceed with development.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ATLAS MINERALS INC.
                                    -------------------
                                    (Registrant)


Date: November 12, 2002             By:  /s/ H.R. (Roy) Shipes
                                         ---------------------
                                         H.R. (Roy) Shipes
                                         Chief Executive Officer


Date: November 12, 2002             By:  /s/ Gary E. Davis
                                         -----------------
                                         Gary E. Davis
                                         President and Chief Financial Officer

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, H.R. (Roy) Shipes, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Atlas Minerals Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us during the period in which this quarterly report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and
          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of that date;

     5. The registrant's other certifying officers and I have disclosed to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002
                              /s/ H.R. (Roy) Shipes
                              ----------------------
                              H.R. (Roy) Shipes
                              Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gary E. Davis, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Atlas Minerals Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us during the period in which this quarterly report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and
          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of that date;

     5. The registrant's other certifying officers and I have disclosed to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002
                                       /s/ Gary E. Davis
                                       ------------------
                                       Gary E. Davis
                                       President and Chief Financial Officer

Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Atlas Minerals Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H.R.
(Roy) Shipes, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:       /s/ H.R. (Roy) Shipes
          ------------------------
          H.R. (Roy) Shipes
          Chief Executive Officer
          November 12, 2002

Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Atlas Minerals Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gary E. Davis, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:       /s/ Gary E. Davis
          -----------------
          Gary E. Davis
          Chief Financial Officer
          November 12, 2002