Form 10KSB
period 2002-12-31
ATLAS MINERALS INC
filed 2003-03-28
CIK 8302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                1934 for the fiscal Year Ended December 31, 2002

                           COMMISSION FILE NO. 1-2714

                               ATLAS MINERALS INC.
                               -------------------
             (Exact name of Registrant as specified in its charter)

            COLORADO                                              84-1533604
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

10920 W. Alameda Ave., Ste 205, Lakewood, CO 80226             303-292-1299
--------------------------------------------------          -------------------
(Address of principal executive offices) (Zip Code)            (Registrant's
                                                             telephone number)
                                                           (including area code)

Securities registered pursuant to Section 12(b) of the Act:


                                                   Name Of Each Exchange
         Title Of Each Class                        On Which Registered
--------------------------------------- ----------------------------------------
Common Stock, par value $0.01 per share                     OTCBB
---------------------------------------                     -----


Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year were $22,000

Aggregate   market   value  of   2,352,647   shares  of  Common  Stock  held  by
non-affiliates of the Registrant as of March 26, 2002 was $470,530.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

As of March 26, 2002 Registrant had outstanding 5,915,103 shares of Common Stock, $0.01 Par Value, its only class of voting stock.

Documents Incorporated by Reference: Proxy Statement for the 2003 Annual Meeting

Transitional Small Business Disclosure Format    Yes [  ]        No    [X]

                                      INDEX

                                                                            Page
             PART I
Item 1.      Description of Business                                          1
Item 2.      Description of Properties                                        6
Item 3.      Legal Proceedings                                               11
Item 4.      Submission of Matters to a Vote of Security Holders             11

             PART II
Item 5.      Market for Common Equity and Related Stockholder Matters        12
Item 6.      Management's Discussion and Analysis                            12
Item 7.      Financial Statements                                            21
Item 8.      Changes to and Disagreements with Accountants on Accounting
                and Financial Disclosure                                     40

             PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; 41 Compliance with Section 16(a) of the Exchange Act
Item 10.     Executive Compensation                                          41
Item 11.     Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters                   41
Item 12.     Certain Relationships and Related Transactions                  41
Item 13.     Exhibits and Reports on Form 8-K                                42
Item 14.     Controls and Procedures                                         43


                           FORWARD LOOKING STATEMENTS

This annual report on Form 10-KSB contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Atlas Minerals Inc. is referred to herein as "we" or "our". The words or phrases "believe," "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks, assumptions and uncertainties, including, without limitation, the Company's present financial condition and the risks and uncertainties concerning the availability of additional capital as and when required; the speculative nature of mineral exploration, commodity prices, and production and reserve estimates; environmental and governmental regulations; competitive pressures; general economic conditions and other factors, including the risk factors set forth below and elsewhere in this report (see Description of Business - Risk Factors in Part I, Item 1 and Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 6). Statements made herein are as of the date of the filing of this Form 10-KSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless as may otherwise be required by applicable law, we do not undertake, and specifically disclaims any obligation, to update any forward-looking statements contained in this Form 10-KSB to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

The Company was incorporated under the laws of the State of Colorado on February 3, 2000. The principal office of the Company is located at 10920 W. Alameda Avenue, Suite 205, Lakewood, Colorado 80226.

On September 22, 1998, the Predecessor Entity filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. The Company's subsidiaries, Atlas Precious Metals Inc. ("APMI") and Atlas Gold Mining Inc. ("AGMI") also filed petitions for relief under Chapter 11 on January 26, 1999. On December 11, 1999, the Bankruptcy Court approved the plans of reorganization of Atlas, APMI and AGMI (collectively the "Reorganization Plan"). Atlas, APMI and AGMI emerged from Chapter 11 on January 10, 2000. Final decrees were issued by the Bankruptcy Court officially closing the APMI and AGMI cases on November 8, 2000 and the Atlas case effective December 31, 2001.

In May 2002, the Company was successful in its application and moved its listing to the OTC Bulletin Board from the NQB Pink Sheets.

The Company owns 100% of the voting stock of APMI, incorporated under the laws of the State of Nevada, which holds the Grassy Mountain property in Malheur County, Oregon, a property known to host gold mineralization. In March 2003, AGMI, a subsidiary of the Company, was merged with and into APMI, with APMI remaining as the surviving entity. As a result of the merger, APMI now owns 100% of the gold processing mill and related facilities and infrastructure related to the Gold Bar mine in Eureka County, Nevada, previously held by AGMI. The Company also owns 100% of an inactive subsidiary, Suramco Metals, Inc.

In June 2002, the Company purchased the White Cliffs Diatomite Mine and processing facilities located approximately 30 miles north of Tucson, Arizona ("White Cliffs"). The property, which has been dormant for several years, consists of approximately 3,200 acres of unpatented placer claims, a fully permitted mine and a processing plant with a nominal annual capacity of at least 50,000 tons of finished product.

The largest current use of diatomaceous earth is in filtering applications. It is also used as an absorbent, in filler applications and in manufacture of insulation. One of the fastest growing uses is as a livestock feed supplement and first production from the property was pre-sold for this purpose. The majority of U.S. production currently comes from California and Nevada which accounted for 87% of the production in 2000.

It is estimated from previous drilling, face sampling, and testing that there are approximately 2,500,000 tons of diatomite mineralization on the property. Currently there are approximately 32,000 tons of diatomite mineralization permitted for mining. Based on internal and third party analyses, it appears that the known diatomite material should be able to meet specifications for most end products. The property is located adjacent to the Copper Basin Railroad which accesses the Southern Pacific Line and within five miles of Highway 77, both of which will serve for product distribution.

In July 2002, the Company incorporated a wholly-owned subsidiary in Arizona, White Cliffs Mining, Inc., in which is held the White Cliffs Diatomite Mine and related assets in Arizona.

In September 2002, the Company entered into a 120-day exclusive option agreement (the "Option Agreement') to acquire 100% of the outstanding shares of Western Gold Resources, Inc., a private Florida company whose primary asset is the Estrades polymetallic mine located in northwestern Quebec. The Company subsequently assigned the Option Agreement to APMI. Western Gold's primary asset is the Estrades polymetallic mine located northwest of Val-d'Or in northwestern Quebec. The Company is in the process of completing extensive due diligence of the Estrades mine.

As of March 26, 2003, the Company operates only in the United States. Each of its current properties is described in Item 2 below.

It is the intention of Management for the Company to remain in the business of development and exploitation of natural resource properties. Management's current efforts regarding this are being directed toward the identification of possible acquisition opportunities, primarily in the sectors of industrial minerals, base metals, and precious metals.

Risk Factors
------------

Operations
----------

OPERATIONS MAY BE ADVERSELY AFFECTED BY RISKS AND HAZARDS ASSOCIATED WITH THE MINING INDUSTRY.

The Company currently has limited operations and cash flow from one start-up operation, the White Cliffs mine and mill located in Arizona. This operation and any possible future operations, if any, will be subject to risks and hazards inherent in the mining industry, including but not limited to unanticipated variations in resource grade and other geological problems, water conditions, surface or underground conditions, metallurgical and other processing problems, mechanical equipment performance problems, the unavailability of materials and equipment, accidents, labor force and transportation disruptions, unanticipated transportation costs and weather conditions, any of which can materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures and production commencement dates.

Environmental Issues
--------------------

COMPLIANCE WITH ENVIRONMENTAL LAWS MAY HAVE A MATERIAL ADVERSE AFFECT ON OPERATIONS.

The Company is required to comply with various federal, state and local regulations relating to environmental matters at its properties from time to time. Any other operator of the Company's properties will be required to comply with these regulations as well. In addition, any potential purchaser of the Company's properties takes into account the potential cost of compliance with environmental regulations. The Company and any operator or subsequent owner of its properties will be required to obtain permits from various governmental agencies in order to mine and mill metals. Increasing costs of environmental compliance for its properties may have a material adverse impact on the Company's operations or competitive position. Also see Item 6. Management's Discussion and Analysis, Environmental Matters.

Competition
-----------

THE COMPANY FACES STRONG COMPETITION FROM OTHER MINING COMPANIES FOR THE ACQUISITION OF NEW PROPERTIES.

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

THE COMPANY FACES EXTENSIVE GOVERNMENTAL REGULATION AND ENVIRONMENTAL RISKS.

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

Insurance
---------

THE COMPANY MAY NOT CARRY ENOUGH INSURANCE.

The mining industry is subject to risks of human injury, environmental liability and loss of assets. While the Company currently carries, and as operations expand intends to acquire, insurance coverage consistent with industry practice, the Company can give no assurance that this level of insurance can cover all risks of harm to the Company associated with being involved in the mining business.

Price Volatility
----------------

IT MAY NOT BE ECONOMICALLY FEASIBLE TO CONTINUE DEVELOPMENT OF A PROJECT OR CONTINUE COMMERCIAL PRODUCTION.

The Company's ability to grow its operations in the future is dependent upon its exploration efforts, and its ability to develop new orebodies. If prices for commodities and/or metals decline, it may not be economically feasible for the Company to continue its development of a project or to continue commercial production of some of its properties.

Development of New Orebodies
----------------------------

DEVELOPMENT  OF NEW  OREBODIES  MAY  COST  MORE AND  PRODUCE  LESS  RETURN  THAN
ESTIMATED.

The Company's ability to sustain or increase its current level of production of minerals and/or metals partly depends on its ability to develop new orebodies and/or expand existing mining operations. Before the Company can begin a development project, the Company must first determine whether it is economically feasible to do so. This determination is based on estimates of several factors, including:

     o    resources;
     o    expected recovery rates of minerals and/or metals from the ore;
     o    facility and equipment costs;
     o    capital and operating costs of a development project;
     o    future commodities and/or metals prices;
     o    comparable facility and equipment costs;
     o    anticipated climate conditions.

Development projects may have no operating history upon which to base these estimates, and these estimates are based in large part on our interpretation of geological data, a limited number of drill holes and other sampling techniques. As a result, actual cash operating costs and returns from a development project may differ substantially from estimates as a result of which it may not be economically feasible to continue with a development project.

Exploration
-----------

THE COMPANY'S MINERAL EXPLORATION EFFORTS MAY NOT BE SUCCESSFUL.

The Company's ability to expand depends on the success of its exploration program. Mineral exploration is highly speculative. It involves many risks and is often non-productive. Even if the Company can find a valuable mineral or metals deposit, it may be several years before production is possible. During that time, it may become economically unfeasible to produce those minerals or metals. Developing orebodies requires the Company to make substantial capital expenditures and, in the case of new properties, to construct mining and processing facilities.

Foreign Operations
------------------

FOREIGN OPERATIONS, INCLUDING POTENTIAL FUTURE OPERATIONS IN CANADA AND MEXICO, ARE SUBJECT TO ADDITIONAL INHERENT RISKS.

The Company anticipates that it may conduct significant exploration and operations in Mexico and other international locations in the future, in which case the Company would be subject to political and economic risks such as:

     o    the effects of local political and economic developments;
     o    exchange controls and export or sale restrictions;
     o    currency fluctuations;
     o    expropriation; and
     o taxation and laws or policies of foreign countries and the United States affecting trade, investment and taxation.

Consequently, any development and production activities undertaken by the Company outside of the United States may be substantially affected by factors beyond its control, any of which could materially adversely affect the Company's financial position or results of operations.

Title to Properties
-------------------

TITLES TO SOME OF THE COMPANY'S PROPERTIES MAY BE DEFECTIVE.

Unpatented mining claims constitute a significant portion of our undeveloped property holdings. The validity of these unpatented mining claims is often uncertain and may be contested. In accordance with mining industry practice, we do not generally obtain title opinions until we decide to develop a property. Therefore, while we have attempted to acquire satisfactory title to our undeveloped properties, some titles may be defective.

Employees
---------

As of March 26, 2003, the Company employed two full time persons at its headquarters in Lakewood, Colorado, and four full time persons at its office located in Tucson, Arizona.

ITEM 2. DESCRIPTION OF PROPERTY
        -----------------------

Grassy Mountain Property
------------------------

The Grassy Mountain property, located in northern Malheur County, Oregon, encompasses approximately 6 square miles comprised primarily of 3 patented lode claims, 135 unpatented lode claims, 46 unpatented lode and placer claims, and approximately 1,000 acres of fee surface. From prior work, the property is known to host a gold mineral inventory of 17,217,000 tons at a grade of 0.061 ounces of gold per ton (using a 0.02 ounce per ton cutoff grade).

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

On February 14, 2000, the Company and APMI entered into a purchase option agreement for the Grassy Mountain property with Seabridge Gold Inc. ("Seabridge") (formerly known as Seabridge Resources Inc.). This option agreement was subsequently amended in December 2000 and July 2001 (collectively, the "Original Option Agreement"). Under the terms of the Original Option Agreement, Seabridge had until December 31, 2002, to exercise its option to acquire the Grassy Mountain property for a total of $1.7 million. Specifically, the payment was to consist of $150,000 cash (excluding $100,000 in option payments made by Seabridge to extend the option period to December 31, 2002), Seabridge common shares totaling $750,000, and a $700,000, 5% promissory note payable in three equal installments of $233,333, payable every six months.

During the later part of 2002, Seabridge indicated to the Company that it was concerned with certain provisions of the Original Option Agreement, particularly those terms pertaining to the issuance of Seabridge common shares, which, pursuant to the terms of the Reorganization Plan, would need to be immediately distributed to the Company's and APMI's creditors and could have a negative effect on the market for Seabridge securities. As a result, and recognizing the Company's need for cash, the parties agreed to restructure the terms of the transaction. Under the restructured agreement (the "Agreement"), the Company received a $300,000 non-refundable option payment from Seabridge on December 20, 2002 in exchange for which Seabridge obtained the right to acquire the Grassy Mountain gold property for a cash payment of $600,000 due on or before March 31, 2003. Subsequent to December 31, 2002, the Company assigned all of its rights, title and interest in, to and under the Agreement to APMI.

While the Company believes that Seabridge will exercise its option, as of the date of this Report, Seabridge has not done so. Should Seabridge, for any reason, decide not to exercise its option under the Agreement, the Company would attempt to find another buyer for the property.

Under the terms of the Reorganization Plan, proceeds from the sale of Grassy Mountain will first be utilized to pay expenses of APMI with the remaining proceeds to be distributed amongst APMI creditors, Atlas creditors and Atlas, such that Atlas will receive approximately 35% of the excess proceeds.

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

Under the terms of the Reorganization Plan, any future proceeds from the sale of the mill and related equipment at Gold Bar will first be utilized to pay certain priority claims, including administrative expenses of Atlas (approximately $353,000 at December 31, 2002). Proceeds in excess of these amounts will be distributed amongst AGMI creditors, APMI creditors, Atlas creditors and Atlas, such that Atlas will receive approximately 54% of any excess proceeds.

In addition to the Gold Bar mill, the Company has the rights to certain capital refunds from the power company which supplied electricity to the mine and mill. Based on information received from the power company, as of December 31, 2002, these remaining credits, payable in varying amounts over the next thirteen years, total approximately $570,000. Because this payment is a dividend, according to the power company, its Board at any time could decide to not issue a dividend or change either or both the annual amount and the payment schedule. Inasmuch as no payment for 2002 has as yet been forthcoming, the Company has established an allowance of $386,000 to reduce the asset to a net amount of $184,000, which is management's estimate of current fair value.

The Company also owns a 39-space, fully developed trailer park in the town of Eureka, Nevada, which is included in the assets held for sale under the Reorganization Plan. Revenue from rental of spaces is currently minimal, and, under the Reorganization Plan, any income is offset against the holding costs of the asset held for sale.

White Cliffs Mine
-----------------

Overview
--------

In June 2002, the Company purchased the White Cliffs Diatomite Mine and processing facilities located approximately 30 miles north of Tucson, Arizona. In July 2002, the Company incorporated in Arizona a new wholly-owned subsidiary, White Cliffs Mining, Inc., in which the White Cliffs mine and related assets will be held.

The property consists of approximately 3,200 acres comprised of twenty 160-acre Bureau of Land Management ("BLM") unpatented association placer mining claims, a fully permitted mine and an operational processing plant with a nominal annual capacity of 50,000 tons of finished product. The processing plant is located near the Copper Basin Railroad which accesses the Southern Pacific Line and within five miles of Highway 77.

It is estimated from previous drilling, face sampling, and testing that there are approximately 2,500,000 tons of in-place diatomite mineralization on the property. Of this material, there are currently approximately 32,000 tons permitted for mining. Based on internal and third party analyses and past production records, it appears that the known diatomite material should be able to meet specifications for most end products. Because of the size of the property, however, relatively little work has been done to define the deposit's overall quality, quantity, mining economics and utility for specific applications.

Diatomaceous earth deposits are the result of the accumulation of diatoms, microscopic single-cell aquatic plants, in ancient ocean and lake beds. The diatom skeleton typically ranges only 10 to 200 micrometers across. The resulting material is chemically inert (environmentally friendly), chalk-like, very porous and low density, actually able to float on water until it becomes saturated.

The largest current use of diatomaceous earth is in filtering applications. It is also used as an absorbent, natural insecticide, in filler applications and in the manufacture of insulation. One of the fastest growing uses is as a livestock feed supplement and first production from the property was pre-sold as livestock feed supplement. The majority of U.S. production currently comes from California and Nevada which accounted for 87% of the production in 2000.

Description of Operations
-------------------------

The diatomite beds lie almost horizontal and have between the beds certain waste material consisting primarily of clays, volcanic ash, and other loose sedimentary type materials. The overburden is similar to the waste but includes a blanket of alluvial gravels. None of these materials is cemented and, as such, no blasting is required. Stripping and mining is done by dozer. Once the diatomite beds are exposed, they are sampled, ripped, and temporarily stockpiled at the mine site. A front end loader is used to pick up the ripped material, which is then hauled by truck to a stockpile area at the plant site.

This plant stockpile is fed into a grizzly. The material then moves by conveyor to an impact mill for its first reduction, to a surge bin, into a heated chamber where it is initially dried, and then to a hammer mill where it is reduced to a fine mesh. This material is air conveyed to a set of three cyclones where the impurities are removed. Product fines go to a baghouse and then to a fines silo. The primary product is air conveyed to a product silo and, when ready to be bagged, transferred pneumatically to the bagging hopper. The bagging machines can load 35 or 50 pound bags, or super sacks weighing up to one ton. The product bags are palletized, wrapped with stretch film, and strapped on to the pallets for delivery to the customer.

Arizona Public Service provides the plant with 480-volt electric power and the dryer is fueled by propane.

Development Work Completed In 2002
----------------------------------

As the processing plant was primarily constructed in the mid-1980s and has been idle since 2000, upon purchase of the property by the Company some maintenance of the mill and replacement of certain worn components was required. Also during 2002 the Company purchased all necessary mining and mobile milling equipment, and hired necessary staff. Additionally, the BLM transferred to the Company the permit to conduct mining and milling activities on approximately 34 acres of the property and accepted the Company's reclamation bond ($45,900) that replaced and updated the bond provided by the previous operator.

In August 2002 the Company commenced commercial mining operations on the White Cliffs property. Initial production from the property had been pre-sold primarily as livestock feed supplement. The first shipment of ore, under a 220-ton sales contract, was made in September. In total, approximately 2200 tons of material were mined in 2002, of which 200 tons of product were shipped to buyers.

A systematic property mapping and sampling program was initiated to support future marketing and mine planning efforts. Building on past geological work, the Company's exploration activities in 2002 consisted of measuring detailed sections of exposed and accessible strata, mapping select areas, and collecting well-defined samples that were analyzed for chemical and physical properties. A base map and several detailed cross sections were developed in anticipation of the mine expansion planning and permitting activities projected for 2003.

In late January 2003, operations were temporarily shut down until such time as additional improvements can be effected to the plant instrumentation and equipment. As of this date, the Company has at the mill site approximately 700 tons in stockpile of diatomite material and about 89 tons of bagged product in inventory to sustain continued sales efforts.

Proposed Program for Exploration and Development
------------------------------------------------

It is anticipated that the currently permitted area on the property will sustain operations for approximately another twelve months by which time the Company plans to have permitted and developed new mine areas. To support the proposed mine expansion, the Company will continue its exploration field work and sampling efforts which will include a first phase drilling program in the projected quarry areas. The Company also will develop mine plan designs and perform supporting environmental studies required for the preparation of its permit application which the Company anticipates submitting to the applicable regulatory agencies in 2003.

The Company will continue to evaluate the potential for additional applications and markets as well as developing new products as it improves its position in both the established and developing markets.



Geology of the Property
-----------------------

The White Cliffs deposit generally slopes in a westerly direction to the San Pedro River which serves as the major drainage for the area. The canyons cutting through the property are generally parallel and discharge into the river.

The deposit, which occurs in the Quiburis Formation, was formed in an elongated lake in Miocene to Pliocene time. The lake bed sediments are composed of interbedded gypsite, silts, marls, diatomites and minor clastics. After the diatomite was deposited, faulting took place along a well defined line that represents a displacement of as much as a hundred feet in some areas. The lake subsequently lost its identity and the entire area was covered with water which left a secondary deposit of gravel terraces and alluvial fill. As the area became more arid, the present canyons were cut through the secondary deposit into the strata of diatomite.

Most of the diatoms are typical freshwater types. As relatively little clay is present in the deposit, it has been deduced that the area has been relatively dry and arid for most of the deposit's existence. Because most of the strata are nearly horizontal and there is little folding, it is possible to project the in-place diatomite tonnage fairly accurately.

Ownership History
-----------------

The White Cliffs property has been mined off and on since the early 1900s. The first use of the diatomite was as an insulator. In the 1940s the Arizite Products Company operated the mine and had a processing plant outside of Mammoth, Arizona, located about ten miles from the property. Arizite produced material for both filter aid and paint filler applications. The Arizona Diatomes Company operated with a plant on the site during the 1950s producing a filter aid material. In 1985, White Cliffs Industries erected an air classification plant on the property which they operated until 1987. In 1991 Arimetco Inc. purchased the property and plant, revamped the mechanical and electrical aspects of the plant including an upgrade in the main blower capacity, operating the facility until 1998 when it was sold to White Cliffs LLC. White Cliffs LLC operated sporadically until its default on the purchase in 2000. At that time, Arimetco reassumed ownership of the property but never restarted the operation. The Company purchased the property from Arimetco in June 2002.

Arisur Inc.
-----------

Until December 2001, the Company owned 100% of Arisur Inc. ("Arisur'), a Grand Cayman corporation. Arisur owns the Andacaba Mine and Mill and the Don Francisco and Koyamayu development properties. All three properties are underground lead, zinc and silver operations located in southern Bolivia.

In May 1999, Arisur defaulted on a payment of $478,000 due under its loan agreement with Corporacion Andina de Fomento ("CAF"). During the first quarter of 2001, CAF began foreclosure proceedings against Arisur, and the Company's participation in Arisur's operations was terminated in March 2001. As further discussed in the Note 4 to the Consolidated Financial Statements, the investment in Arisur was deemed to have been effectively abandoned as of January 1, 2001.

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

As of December 31, 2002, there were no pending legal proceedings.

See discussion of the Chapter 11 reorganization in Item 1. Description of Business and Item 6. Management's Discussion and Analysis or Plan of Operation.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

No matters were submitted to a vote of the security holders of the Company during the quarter ended December 31, 2002.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
        --------------------------------------------------------

From February 10, 2000, to January 7, 2001, the Company's common stock traded on the OTC Bulletin Board. From January 8, 2001, to May 4, 2002, the Company's common stock traded on the NQB Pink Sheets before resumption of trading on the OTC Bulletin Board on May 5, 2002, under the symbol ATMR. The high and low sales prices for the common stock for each quarterly period are as follows:

                 Year Ended December 31,  Year Ended December 31,
                           2002                    2001
                ------------------------- -----------------------
Quarter Ended      High          Low         High        Low
--------------- ------------- ----------- ----------- -----------
March 31        $   0.15      $  0.10     $   0.20    $  0.10
June 30             0.65         0.10         0.18       0.10
September 30        0.40         0.14         0.21       0.07
December 31         0.28         0.16         0.21       0.04

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. All prices have been adjusted to reflect a 1 for 30 reverse split effective on January 10, 2000. Since the change of the Company's trading symbol to ATMR, a result of the reorganization, there has been a limited market for the Company's stock.

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

As of March 26, 2003, there were approximately 350 holders of record of the Company's Common Stock. Based upon information provided to the Company by persons holding securities for the benefits of others, it is estimated that the Company has in excess of 1480 beneficial owners of its Common Stock as of that date.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
        ---------------------------------------------------------

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and accompanying notes.

General Overview
----------------

On September 22, 1998, Predecessor Entity filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Colorado. On January 26, 1999, APMI and AGMI also filed petitions for relief under Chapter 11. On December 11, 1999, the Bankruptcy Court approved the Reorganization Plan of Atlas, APMI and AGMI. Having consummated the Reorganization Plan, Atlas, APMI and AGMI emerged from Chapter 11 on January 10,

2000. Final decrees were issued by the Bankruptcy Court officially closing the APMI and AGMI cases on November 8, 2000 and the Atlas case effective December 31, 2001.

The Predecessor Entity's largest pre-petition liability was its approximately $21 million obligation to decommission and reclaim its uranium millsite (the "Millsite") located near Moab, Utah. On April 28, 1999, the Company, along with the U.S. Nuclear Regulatory Commission, the State of Utah, ACSTAR (surety provider for Atlas) and others, executed the Moab Utah Millsite Transfer Agreement, which absolved the Company from all future liability with respect to the Millsite. The agreement, approved by the Bankruptcy Court on June 22, 1999, was reached to avoid lengthy and expensive litigation over the future of the Millsite

As a result of the bankruptcy proceedings, the majority of any remaining claims against the Company are unsecured claims (the "Creditors"). Under the
Reorganization Plan, these claims received stock representing 67.5% of the Reorganized Company. In addition, the Creditors could receive future cash distributions upon the sale of certain assets of the Reorganized Company, including the possible salvaging of the Company's Gold Bar mill facility and related assets located near Eureka, Nevada (of which Creditors would receive approximately 45.9% of net proceeds after payment of certain general and administration costs) and the sale of the Company's Grassy Mountain property located in eastern Oregon (of which Creditors would receive approximately 65.4% of net proceeds).

The Reorganization Plan also provided for the distribution of stock representing 12.5% of the Reorganized Company to the then-Management and employees of the Company as recognition for their efforts in the reorganization process and 2.5% to each of ACSTAR and Moab Reclamation Trust for assumption by them of certain future liabilities relating to the environmental cleanup and reclamation of various of the Company's mine sites. The remaining 15% of the Reorganized Company remains with the equity holders of the Predecessor Entity, which ceased to exist on December 11, 1999 when the Reorganized Company came into existence.

In July 2001, an agreement was reached with TRW, Inc. ("TRW") to settle the one remaining adversary proceeding. Under the terms of the agreement, the Company agreed to make a total cash payment of $30,000 to TRW in three equal installments due in October 2001, January 2002, and April 2002. In exchange, TRW agreed to transfer back to the Company all common stock of the Company (146,415 shares) owned by it upon payment of the final installment. This matter was finalized in July 2002 and the returned shares were subsequently cancelled by the Company effective in August 2002.

In May 1999, Arisur defaulted on a payment of $478,000 due under its loan agreement with Corporacion Andina de Fomento ("CAF"). During the first quarter of 2001, CAF began foreclosure proceedings against Arisur, and the Company's participation in Arisur's operations was terminated. As a result of this action, the investment in Arisur was effectively abandoned as of January 1, 2001.

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

During 2001 and through April 10, 2002, the Company reached final settlement agreements with all insurance carriers regarding the ongoing CGL Claims, which the Company had against various insurance carriers for their failure to cover certain environmental costs previously incurred by the Company that were the result of permitting and remediation activities at the Company's past-producing uranium processing mill in Utah. Effective May 2002, cash settlement amounts had been received from all such carriers providing the Company in aggregate $2,373,000 net proceeds for the years 2001 and 2002. The net proceeds exceeded the carrying amount of the CGL Claims resulting in a gain of $66,000 and $455,000 being recognized in 2002 and 2001, respectively.

In June 2002, the Company purchased the White Cliffs Diatomite Mine and processing facilities located approximately 30 miles north of Tucson, Arizona ("White Cliffs"). The property, which has been dormant for several years, consists of approximately 3,200 acres of unpatented placer claims, a fully permitted mine and a processing plant with a nominal annual capacity of at least 50,000 tons of finished product.

The largest current use of diatomaceous earth is in filtering applications. It is also used as an absorbent, in filler applications and in manufacture of insulation. One of the fastest growing uses is as a livestock feed supplement and first production from the property was pre-sold as livestock feed supplement. The majority of U.S. production currently comes from California and Nevada which accounted for 87% of the production in 2000.

It is estimated from previous drilling, face sampling, and testing that there are approximately 2,500,000 tons of diatomite mineralization on the property. Based on internal and third party analyses, it appears that the known diatomite material should be able to meet specifications for most end products. The property is located adjacent to the Copper Basin Railroad which accesses the Southern Pacific Line and within five miles of Highway 77, both of which will serve for product distribution.

In July 2002, the Company incorporated a wholly-owned subsidiary in Arizona, White Cliffs Mining, Inc., in which is held the White Cliffs Diatomite Mine and related assets in Arizona.

In September 2002, the Company entered into a 120-day exclusive option agreement (the "Option Agreement') to acquire 100% of the outstanding shares of Western Gold Resources, Inc., a private Florida company whose primary asset is the Estrades polymetallic mine located in northwestern Quebec. In December 2002, this Option Agreement was amended extending the option period to March 31, 2003. While the Company expects this transaction to occur at a future date, management believes that in all likelihood this Option Agreement will be extended beyond March 31, 2003.

The Company subsequently assigned the Option Agreement to APMI. Western Gold's primary asset is the Estrades polymetallic mine located northwest of Val-d'Or in northwestern Quebec. The Company is in the process of completing extensive due diligence of the Estrades mine.

During 2002, the Company entered into transactions with the Pension Benefit Guaranty Corporation ("PBGC"), U.S. Fire Insurance Company ("US Fire") and Newmont Grassy Mountain Corporation ("Newmont") whereby the Company effectively settled a portion of its "estimated reorganization liabilities". The Company paid $50,000, $7,000 and $2,000 to PBGC, Newmont and US Fire, respectively, in exchange for each company's rights to receive future creditor distributions under APMI's and AGMI's Reorganization Plan as well as to acquire the portion of APMI's and AGMI's outstanding common stock owned by PBGC, US Fire and Newmont. As a result of these transactions, the Company now controls 100% of the voting stock of both APMI and AGMI. See Item 7, Financial Statements, Note 7 for further discussion of this transaction.

In March 2003, the Company merged these two subsidiaries, APMI and AGMI, with APMI remaining as the surviving entity. As a result of the merger, APMI now owns 100% of the gold processing mill and related facilities and infrastructure related to the Gold Bar mine in Eureka County, Nevada, previously held by AGMI as well as the Grassy Mountain property in Malheur County, Oregon, a property known to host gold mineralization.

Also in March 2003, the Board of Directors of the Company approved an option for the possible future acquisition of a fluorite property in Sonora, Mexico, by the Company and authorized management to enter into negotiations on behalf of APMI for: 1) the acquisition of a property in Sonora, Mexico, on which both copper oxide material and gold have been identified; and 2) the acquisition of a property in Sinoloa, Mexico, containing primarily zinc and silver mineralization.

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

Working Capital, Liquidity and Capital Resources
------------------------------------------------

During 2002 working capital decreased approximately $918,000 from $1,386,000 at December 31, 2001 to a $468,000 at December 31, 2002. Cash also decreased from $417,000 at December 31, 2001 to $396,000 at December 31, 2002. The change in the cash balance from the prior year is due to net proceeds from CGL receivables and assets held for sale of $1,549,000, which were reduced by payments and settlements of estimated reorganization liabilities of $712,000, property, plant and equipment additions primarily related to White Cliffs mine of $204,000, expenditures on deferred acquisition costs relating to Estrades of $86,000 and cash used in operations of $568,000.

During the years ended December 31, 2002 and 2001, the Company had capital expenditures of $204,000 and $0, respectively. The 2002 expenditures consisted almost entirely of the initial asset acquisition of White Cliffs and related mobile mining equipment.

The Company expects to generate cash adequate to pay general, administrative and other operating expenses through the bankruptcy-mandated sale of certain remaining assets (see Item 6. General Overview). Assets held for sale include the Gold Bar mill and related assets (see "Item 2. Properties, Gold Bar and Related Assets"), and the Grassy Mountain property (see "Item 2. Properties, Grassy Mountain Property"). While the Company is confident in the ultimate realization of these assets, it cannot be certain as to the timing or the exact amount of proceeds that will be received. The Company believes, however, that cash from such activities will be sufficient to cover its current operations through 2003. Additionally, during the first quarter 2003, the Company was able to have released from a trust account $30,000, which was held pending proof of compliance with Canadian tax authorities. Should the Company proceed with the merger with Western Gold Resources, Inc. a cash payment of approximately $100,000 will be required at the time of merger. The Company paid $50,000 in January 2003 to extend the option period through March 31, 2003. While the Company expects this transaction to occur at a future date, management believes that in all likelihood this Option Agreement will be extended beyond March 31, 2003. It is further anticipated that up to $100,000 could be required to modify the mill operations at White Cliffs to better ensure that specifications of existing products can be continuously met and to allow the production of new product lines. Management is continuing to explore possible acquisitions and business combinations, although, as of this date, no definitive agreements have been reached. In 2003, the Company also entered into a two-year non-cancelable lease commitment for office space that expires in January 2005. Future cash requirements for these activities will be funded from the sources noted above and/or alternative sources of financing including loans against the aforementioned assets, equity financing or project financing as deemed necessary.

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

In July 2001, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited after that date. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach and requires intangible assets with finite lives to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 141 and No. 142 did not have an impact on the Company's financial condition or results of operations, as the Company did not enter into any business combinations during the year and has no goodwill or intangible assets with indefinite live.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses accounting and financial accounting and reporting for obligations associated with the retirement of tangible long-lived asset retirement costs. This statement requires that the fair value of a liability for an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying value of the long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact, if any, that SFAS No. 143 may have on its financial condition or results of operations.

In 2002, the Company adopted SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets (which was previously accounted for under SFAS No. 121, among other standards). The Company applies this standard in accounting for the value of the assets held for sale and the related estimated reorganization liabilities. In addition, the impairment recorded in 2002 was determined in accordance with SFAS 144 (which was not significantly different than the impairment that would have been determined under SFAS No.121).

In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The Company does not expect that the adoption of SFAS No. 146 will have a significant immediate impact on the financial condition or results of operations of the Company.

In November 2002, the FASB issued SFAS Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company is currently evaluating the recognition provisions of FIN 45, but does not expect that the adoption of FIN 45 will have a significant immediate impact on the financial condition or results of operations of the Company, as the Company has made no guarantees.

In January 2003, the FASB issued SFAS Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity ("VIE") to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to VIE's created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for VIE's created prior to February 1, 2003. As the Company does not currently have an interest in a VIE, management does not expect that the adoption of FIN 46 will have a significant immediate impact on the financial condition or results of operations of the Company.

Results of Operations
---------------------

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001
-------------------------------------------------------------------------

Revenues

During the year ended December 31, 2002, the Company had mining revenue of $22,000 from the shipment of approximately 200 tons of product from September through the end of the year 2002, compared to $0 in the year ended December 31, 2001, attributable to the start up of the White Cliffs Mine (see "Item 2. Properties, White Cliffs Mine").

Production Costs and Depreciation, Depletion and Amortization

Production costs during the year ended December 31, 2002 were $89,000 compared to $0 for the same period in 2001. These costs include inefficiencies incurred with the mill start-up during the initial production phase of the White Cliffs operation. Depreciation, depletion and amortization relate primarily to the White Cliffs operations and increased to $15,000 in 2002, from $2,000 in 2001.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2002 were $655,000, which compares to $289,000 for the year ended December 31, 2001, reflecting the Company's efforts to put White Cliffs into production and explore business opportunities. As a result of staff additions at the Company's White Cliffs operations and at headquarters, payroll costs and benefits have increased from $78,000 in 2001 to $219,000 in 2002. Director fees and expenses increased during the year ended December 31, 2002 by $18,000 over the same period in 2001 due to an increased number of board meetings, audit, compensation and independent committee meetings due to the additional activity of the Company. Insurance costs were $52,000 during 2002 versus $25,000 during 2001 primarily due to an increase in premiums for Directors and Officers insurance and additional insurance coverage required for the White Cliffs operations. Legal and accounting and audit fees decreased $17,000 during the year ended December 31, 2002 from the same period in 2001 due to the absence of the legal costs related to the management takeover bid in 2001. Other professional fees increased during 2002 by $138,000 due to the hiring of contractors at White Cliffs during the preoperational stage, hiring of an engineering firm to provide environmental and permitting work at White Cliffs, and the use of contractors at headquarters for business development, compliance and administrative support. The Company also retained the services of a public relations firm during 2002. In 2002 the Company incurred business development costs to pursue new business opportunities and incurred $13,000 while $0 was incurred in 2001. Travel costs also increased from $9,000 in 2001 to $28,000 in 2002 due to travel associated with White Cliffs ($11,000) and travel by management for planning and evaluation of potential acquisition opportunities.

Other

Interest income was $8,000 for 2002 and $5,000 for 2001. The increase in 2002 is attributable to higher average cash balances due to the settlement of the CGL claims.

Interest expense for the year ended December 31, 2002 was $0 compared to $1,000 for the same period in 2001.

The gain on settlement of CGL claims was $66,000 in 2002 versus $455,000 in 2001 due to the signed settlements from all outstanding insurance carriers regarding the ongoing CGL Claims litigation. The gains arose as the anticipated net proceeds from the settlements exceeded the carrying value of the CGL claims and the related estimated reorganization liabilities.

During 2002 the Company recorded impairments on the assets held for sale relating to Gold Bar of $60,000 and on the assets held for sale relating to Grassy Mountain of $14,000. The impairment charges were the result of reducing the assets held for sale by $515,000 and the related estimated reorganization liabilities by $441,000 collectively. The impairments to Gold Bar were deemed necessary due to net receipts from sale of equipment not meeting management's expectations due to the continued overall slowdown in the mining industry. Management also determined Grassy Mountain to be impaired as a result of the restructured option agreement executed with Seabridge in December 2002. During 2001 the Company recorded a $13,000 impairment of assets held for sale relating to Gold Bar. The impairment charge was the net result of reducing the assets held for sale by $100,000 and the related estimated reorganization liabilities by $87,000.

Other income of $300,000 was recognized during 2002 due to the receipt of the non-refundable option payment from Seabridge that is not to be applied against the future purchase price of the assets held for sale at Grassy Mountain.

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


During 2002, the Company established a performance bond in the amount of $45,900 for the future reclamation of the White Cliffs mine and mill areas.

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

Management believes the most critical accounting policies include those related to impairment of assets held for sale and the CGL Claims, revenue recognition, the carrying amounts of the estimated reorganization liabilities, and the current or long-term classification of these items.

Whenever events or changes in circumstances indicate that the carrying values of assets held for sale or the CGL Claims (and also including all other long-lived assets) may be impaired, the Company performs an analysis to determine the recoverability of the carrying value. If the analysis indicates that the carrying value is not recoverable from future cash flows, the asset is written down to its estimated fair value and an impairment loss is recognized. As discussed above, during 2000, the Company recognized an impairment loss of $683,000 related to the Andacaba mine that was effectively abandoned in January 2001. During 2001, management determined the assets held for sale relating to Gold Bar to be impaired due to the declining equipment sales from the mill facility and reduced the carrying value of these assets by $100,000. Similarly, during 2002, the Company determined the assets held for sale relating to Gold Bar were further impaired and reduced the assets by $450,000. Management also determined Grassy Mountain to be impaired as a result of the restructured option agreement executed with Seabridge in December 2002 and reduced the carrying value of these assets by $65,000. The amounts that the Company ultimately realizes (and the periods of realization) could differ materially in the near term from the carrying amounts (and the current or long-term classification of these items).

Revenue represents amounts received from customers for mined and processed material from the White Cliffs operation. Revenue is recognized when the product is shipped and the title is passed to the customer.

As a result of the bankruptcy proceedings, the majority of any remaining claims against the Company are unsecured claims (the "Creditors"). Under the
Reorganization Plan, these claims received stock representing 67.5% of the Reorganized Company. In addition, the Creditors could receive future cash distributions upon the sale of certain assets of the Reorganized Company, including the possible salvaging of the Company's Gold Bar mill facility and related assets located near Eureka, Nevada (of which Creditors would receive approximately 45.9% of net proceeds after payment of certain general and administration costs) and the sale of the Company's Grassy Mountain property located in eastern Oregon (of which Creditors would receive approximately 65.4% of net proceeds).

ITEM 7. FINANCIAL STATEMENTS
        --------------------

Index to Financial Statements

                                                                           Page

        Independent Auditors' Report                                        22

        Consolidated Statements of Operations for the Years Ended
           December 31, 2002 and 2001                                       23

        Consolidated Balance Sheet as of December 31, 2002                  24

        Consolidated Statements of Stockholders' Equity for the Years
           Ended December 31, 2002 and 2001                                 25

        Consolidated Statements of Cash Flows for the Years Ended
           December 31, 2002 and 2001                                       26

        Notes to Consolidated Financial Statements                       27 - 40

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Atlas Minerals Inc.


We have audited the accompanying consolidated balance sheet of Atlas Minerals Inc. and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of Atlas Minerals Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Horwath Gelfond Hochstadt Pangburn, P.C.

Horwath Gelfond Hochstadt Pangburn, P.C.


Denver, Colorado
March 20, 2003



                                         Atlas Minerals Inc.
                                Consolidated Statements of Operations
                              (in thousands, except earnings per share)

                                                                       For Years Ended December 31,
                                                                           2002            2001
--------------------------------------------------------------------   ------------    ------------
Mining revenue                                                         $         22    $          -
--------------------------------------------------------------------   ------------    ------------
Costs and expenses:
   Production costs                                                              89               -
   Depreciation, depletion and amortization                                      15               2
   General and administrative expenses                                          655             289
--------------------------------------------------------------------   ------------    ------------
      Gross operating loss                                                     (737)           (291)
--------------------------------------------------------------------   ------------    ------------
Other (income) and expense:
   Interest expense                                                               -               1
   Interest income                                                               (8)             (5)
   Gain from settlement of CGL claims (Note 12)                                 (66)           (455)
   Impairment of assets held for sale (Note 12)                                  74              13
   Other income, net                                                           (300)             (1)
--------------------------------------------------------------------   ------------    ------------
      Income (loss) before  income taxes                                       (437)            156
Provision for income taxes (Note 17)                                              -               -
--------------------------------------------------------------------   ------------    ------------
      Net income (loss)                                                $       (437)   $        156
====================================================================   ============    ============
Basic and diluted income (loss) per share of common stock (Note 16):   $       (.07)   $        .03
--------------------------------------------------------------------   ------------    ------------

         See accompanying notes




                                      Atlas Minerals Inc.
                                  Consolidated Balance Sheet
                                        (In thousands)

                                                                                   December 31,
                                                                                       2002
---------------------------------------------------------------------------------------------
Assets
   Current assets:
     Cash and cash equivalents                                                     $   396
     Trade and other accounts receivable                                                25
     Inventories (Note 5)                                                               45
     Prepaid expenses and other current assets                                          21
     Assets held for sale (Notes 2 and 12)                                             580
---------------------------------------------------------------------------------------------
         Total current assets                                                        1,067
---------------------------------------------------------------------------------------------
   Property, plant and equipment (Note 7)                                              210
   Less:  Accumulated depreciation, depletion and amortization                         (19)
---------------------------------------------------------------------------------------------
                                                                                       191
   Other assets                                                                          4
   Restricted cash equivalents and securities (Note 12)                                 45
   Deferred acquisition costs  (Note 8)                                                 86
   Assets held for sale  (Notes 2 and 12)                                              413
---------------------------------------------------------------------------------------------
                                                                                   $ 1,806
=============================================================================================

Liabilities
   Current liabilities:
     Trade accounts payable                                                        $   149
     Accrued liabilities                                                                44
     Estimated reorganization liabilities (Note 2)                                     406
---------------------------------------------------------------------------------------------
        Total current liabilities                                                      599
---------------------------------------------------------------------------------------------
   Estimated reorganization liabilities (Note 2)                                        12
   Deferred gain (Note 9)                                                               44
   Other liabilities, long-term                                                        129
---------------------------------------------------------------------------------------------
        Total long-term liabilities                                                    185
---------------------------------------------------------------------------------------------
        Total liabilities                                                              784
---------------------------------------------------------------------------------------------

Commitments and contingencies (Note 14)

Stockholders' equity (Notes 2, 10 and 11)
   Preferred stock, par value $1 per share; authorized 1,000,000; 0 issued and           -
   outstanding
   Common stock, par value $0.01 per share; authorized
     100,000,000; issued and outstanding, 5,915,000                                     59
   Capital in excess of par value                                                    2,980
   Deficit                                                                          (2,017)
---------------------------------------------------------------------------------------------
     Total stockholders' equity                                                      1,022
---------------------------------------------------------------------------------------------
                                                                                   $ 1,806
=============================================================================================

See accompanying notes


                                            Atlas Minerals Inc.
                              Consolidated Statements of Stockholders' Equity
                                               (In thousands)

                                                                Capital in
                                      Common         Common     excess of
                                      shares         stock      par value        Deficit         Total
---------------------------------- -------------  ------------- ------------- -------------- -------------
Balance at January 1, 2001              6,064     $       61    $    2,999    $    (1,736)   $   1,324
Shares voided                              (2)                                                       -
Current period income                                                                 156          156
---------------------------------- -------------  ------------- ------------- -------------- -------------
Balance at December 31, 2001            6,062             61         2,999         (1,580)       1,480
Shares repurchased and cancelled         (147)            (2)          (19)                        (21)
Current period loss                                                                  (437)        (437)
---------------------------------- -------------  ------------- ------------- -------------- -------------
Balance December 31, 2002               5,915     $       59    $    2,980    $    (2,017)   $   1,022
================================== =============  ============= ============= ============== =============

See accompanying notes

                                                     25



                                            Atlas Minerals Inc.
                                   Consolidated Statements of Cash Flows
                                              (In thousands)


                                                                             For Years Ended December 31,
                                                                                   2002         2001
--------------------------------------------------------------------------------------------------------
Operating activities:
   Net income (loss)                                                              $  (437)   $   156
     Adjustments to reconcile net income (loss) to net cash used
       in operations (Note 13)                                                         23         15
     Changes in operating assets and liabilities (Note 13)                           (154)      (583)
-----------------------------------------------------------------------------------------------------
   Net cash used in operations                                                       (568)      (412)
-----------------------------------------------------------------------------------------------------

Investing activities:
   Additions to property, plant and equipment                                        (204)         -
   Investment in CGL claims receivable                                                (24)       (55)
   Investment in assets held for sale                                                (126)      (117)
   Settlement of estimated reorganization liabilities                                 (59)         -
   Deferred acquisition costs                                                         (86)         -
   Proceeds from settlement of CGL receivable                                       1,639        710
   Proceeds from assets held for sale                                                  60        238
   Reduction in cash resulting from abandonment of Arisur (Note 13)                     -         (6)
   Proceeds from sale of equipment and reduction in other assets                        -          1
-----------------------------------------------------------------------------------------------------
       Net cash provided by  investing activities                                   1,200        771
-----------------------------------------------------------------------------------------------------

Financing activities:
   Payment of estimated reorganization liabilities                                   (653)       (61)
-----------------------------------------------------------------------------------------------------
       Net cash used in financing activities                                         (653)       (61)
-----------------------------------------------------------------------------------------------------

       Increase (decrease) in cash and cash equivalents                               (21)       298

Cash and cash equivalents at beginning of period                                      417        119
-----------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                        $   396    $   417
====================================================================================================


See accompanying notes



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Atlas Minerals Inc. ("Atlas") and its subsidiaries as follows: Atlas Precious Metals Inc. ("APMI") (approximately 85% owned at December 31, 2001 and 96% owned at December 31, 2002), which in turn owns Atlas Gold Mining Inc. ("AGMI") (approximately 63% owned at December 31, 2001 and 96% owned at December 31, 2002) and as of July 2002, White Cliffs Mining, Inc., a wholly-owned subsidiary in which the White Cliffs property is held (Note 3) (collectively the "Company"). All inter-company transactions have been eliminated. Prior to December 11, 1999, the date of confirmation of its plan of reorganization under the U.S. Bankruptcy Code (Note 2), APMI was wholly-owned by Atlas which in turn owned 100% of AGMI (the "Predecessor Entity"). References to the Predecessor Entity throughout the financial statements refer to Atlas and its subsidiaries prior to December 11, 1999 and references to the Reorganized Company refer to Atlas and its subsidiaries from and after December 12, 1999.

Assets Held For Sale - Assets held for sale consist of the Company's Gold Bar mill facility and equipment and the Grassy Mountain mining property. At the date that the Plan of Reorganization was confirmed, these assets were stated at reorganization values (Note 2) and subsequently are reported at the lower of this carrying amount or fair value less costs to sell. The current portion of assets held for sale is based on Management's estimates of the amounts that are reasonably expected to be realized during the next twelve months. The amounts the Company will ultimately realize (and the periods of realization) could differ materially in the near term from the recorded carrying amounts (and from the periods of realization assumed). Assets held for sale are not subject to depreciation under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

Inventories - Inventories are recorded at the lower of average cost or net realizable value.

Property, Plant and Equipment - Property, plant and equipment is stated at the lower of cost or estimated net realizable value. Depreciation of the milling facilities and the depletion of the mineral properties is determined by the units of production method. Equipment depreciation is recorded on the straight-line basis over the estimated useful asset lives of 3 to 10 years.

Expenditures for maintenance and repairs are charged to operations as incurred. Expenditures for additions and major renewals are added to the property, plant and equipment accounts.

Impairment - Management assesses the carrying value of assets held for sale and property, plant and equipment for impairment when circumstances warrant such a review.

Generally, assets to be used in operations are considered impaired if the sum of expected undiscounted future cash flows is less than the assets' carrying values. If impairment is indicated, the loss is measured based on the amounts by which the assets' carrying values exceed their fair values. During 2002, the Company incurred a $60,000 impairment charge related to the assets held for sale by Gold Bar and a $14,000 impairment charge related to the assets held for sale by Grassy Mountain (Note 12). During 2001, the Company incurred a $13,000 impairment charge related to the assets held for sale by Gold Bar (Note 12).

Generally, assets to be disposed of are considered impaired if the sum of expected undiscounted future cash flows, less costs to sell or realize, is less than the assets' carrying values. If impairment is indicated, the loss is measured by the amount by which the assets' carrying values exceed their fair values less costs to sell or realize. Revisions in estimates of fair value less costs to sell or realize are reported as adjustments to the carrying amount of an asset to be disposed of, provided that the carrying amount of the asset does not exceed the reorganization value of the asset. Based on its review, Management does not believe that there has been any significant impairment of the carrying amounts of assets to be disposed of at December 31, 2002.

Estimated Reorganization Liabilities - Estimated reorganization liabilities represent amounts that are due to the creditors of the Predecessor Entity. Generally, the estimated reorganization liabilities are equal to approximately 54% and 65% of the expected proceeds from the sale of the Gold Bar and Grassy Mountain assets, respectively. The estimated reorganization liabilities are non-interest bearing and payable as the Company realizes proceeds from the underlying assets. At the date the Plan of Reorganization was confirmed, these liabilities were stated at estimated present values of amounts to be paid (Note
2) and subsequently are adjusted for payments made to the creditors and any adjustments made to the carrying amounts of the underlying assets. The current portion of the estimated reorganization liabilities is based on Management's estimates of the amounts that are reasonably expected to be paid during the next twelve months. The amounts the Company will ultimately pay (and the periods in which these amounts will be paid) could differ materially in the near term from the recorded carrying amount (and from the periods in which these amounts were estimated to be paid at the date of reorganization).

Foreign Currencies - The functional currency of the Company's subsidiaries was the U. S. Dollar. Gains and losses on foreign currency transactions are included in determining consolidated earnings/losses.

Mining Revenue - Revenues on diatomaceous earth are recorded at the time of shipment. During 2002 White Cliffs sold all of its diatomaceous earth to a single customer.

Income Taxes - The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Income tax information is disclosed in Note 17 to the consolidated financial statements.

Cash Equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Earnings per Share - Basic income (loss) per share is computed by dividing income (loss) applicable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect is to reduce a loss or increase earnings per share. The Company had no potential common stock instruments, which would result in diluted loss per share in 2002. During 2001, the impact of potential dilutive securities did not result in a change to basic earnings per share. At December 31, 2002 and 2001, the total number of common shares issuable under the exercise of outstanding options was 725,000 and 600,000, respectively.

Reverse Stock Split - Effective January 10, 2000, there was a 1 for 30 reverse stock split. All share and per share amounts have been adjusted to reflect this reverse split. In 2001, the Company voided approximately 2,000 shares of common stock which represented partial shares cancelled in connection with the split.

Environmental Remediation Liabilities - The Company accounts for environmental remediation liabilities under Statement of Position 96-1 "Environmental Remediation Liabilities", which requires the accrual of environmental remediation liabilities when the criteria for SFAS No. 5 "Accounting for Contingencies" are met. As of December 31, 2002 Management does not anticipate significant environmental remediation liabilities.

Comprehensive Income - SFAS No. 130, "Reporting Comprehensive Income", requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. During 2002 and 2001, the Company had no items of comprehensive income.

Derivative Instruments - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement as amended by SFAS No. 137 is effective for fiscal years beginning after June 15, 2000. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities. Therefore, SFAS No. 133 did not have an impact on its financial position or results of operations for 2002.

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

Business Combinations - In July 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited after that date. The adoption of SFAS No. 141 has not had a significant impact on the financial condition or results of operations as the Company had no business combinations in 2001 or 2002.

Goodwill and Other Intangible Assets - In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach and requires intangible assets with finite lives to be amortized over their useful lives. Thus, amortization of goodwill and intangible assets with indefinite lives will cease upon adoption of the statement. SFAS 142 is required to be applied to fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 has not had a significant impact on its financial condition or results of operation as the Company has no goodwill or other intangible assets with indefinite lives at December 31, 2002.

Accounting for Impairment or Disposal of Long-Lived Assets - In 2002, the Company adopted SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets (which was previously accounted for under SFAS No. 121, among other standards). The Company applies this standard in accounting for the value of the assets held for sale and the related estimated reorganization liabilities. In addition, the impairment recorded by the Company during 2002 was in accordance with SFAS 144 (which was not significantly different than the impairment that would have been determined under SFAS No. 12.

Accounting for Asset Retirement Obligations - In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses accounting and financial accounting and reporting for obligations associated with the retirement of tangible long-lived asset retirement costs. This statement requires that the fair value of a liability for an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying value of the long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact, if any, that SFAS No. 143 may have on its financial condition or results of operations.

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

Stock-Based Compensation - SFAS No. 123, Accounting for Stock-Based Compensation, defines a fair-value-based method of accounting for stock-based employee compensation and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation at fair value. The Company has chosen to account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, compensation cost for stock options is measured for the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Other Recently Issued Accounting Pronouncements - In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement supersedes Emerging Issues Task
Force Issue No. 94-3,  Liability  Recognition for Certain  Employee  Termination

Benefits and Other Costs to Exit an Activity. The Company does not expect that the adoption of SFAS No. 146 will have a significant immediate impact on the financial condition or results of operations of the Company.

In November 2002, the FASB issued SFAS Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company is currently evaluating the recognition provisions of FIN 45, but does not expect that the adoption of FIN 45 will have a significant immediate impact on the financial condition or results of operations of the Company, as the Company has made no guarantees.

In January 2003, the Financial Accounting Standards Board ("FASB") issued SFAS Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity ("VIE") to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to VIE's created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for VIE's created prior to February 1, 2003. As the Company does not currently have an interest in a VIE, management does not expect that the adoption of FIN 46 will have a significant immediate impact on the financial condition or results of operations of the Company.

2. REORGANIZATION

In September 1998, the Predecessor Entity filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court of the District of Colorado (the "Court"). On January 26, 1999, APMI and AGMI also filed for relief under Chapter 11. The Company's other subsidiary; Arisur did not file for Chapter 11 protection. Under a plan of reorganization approved by the Court on December 11, 1999 (the "Reorganization Plan"), primarily all of Atlas', APMI's, and AGMI's liabilities were discharged for consideration of stock in the Reorganized Company and contingent cash distributions to be made upon the sale/realization of certain assets of the Reorganized Company. Arisur's liabilities were not affected by the reorganization. Approximately 5,154,000 shares of common stock were issued in connection with the Reorganization Plan resulting in 5,915,000 shares outstanding at December 31, 2002.

As a result of the bankruptcy proceedings, the majority of any remaining claims against the Company are unsecured claims (the "Creditors"). Under the
Reorganization Plan, these claims received stock representing 67.5% of the Reorganized Company. In addition, the Creditors could receive future cash distributions upon the sale of certain assets of the Reorganized Company, including the possible salvaging of the Company's Gold Bar mill facility and related assets located near Eureka, Nevada (of which Creditors would receive approximately 45.9% of net proceeds after payment of certain general and administration costs) and the sale of the Company's Grassy Mountain property located in eastern Oregon (of which Creditors would receive approximately 65.4% of net proceeds).

The Company accounted for the Reorganization Plan under fresh-start reporting under Statement of Position 90-7, whereby assets were recorded at their estimated reorganization value and liabilities at discounted present values of amounts to be paid.

3. WHITE CLIFFS MINE

In June 2002, the Company purchased the White Cliffs Diatomite Mine and processing facilities located approximately 30 miles north of Tucson, Arizona ("White Cliffs") for $50,000. The property, which has been dormant for several years, consists of approximately 3,200 acres of unpatented placer claims, a fully permitted mine and a processing plant with a nominal annual capacity of 50,000 tons of finished product. Currently, there are approximately 32,000 tons of diatomite mineralization permitted for mining. The property was purchased from Arimetco, Inc., of which the Company's Chairman and Chief Executive Officer, is President.

4.   BOLIVIAN OPERATIONS

In May 1999, Arisur defaulted on a payment due under its loan agreement with Corporacion Andina de Fomento ("CAF"). During the first quarter of 2001, CAF began foreclosure proceedings against Arisur and the Company's participation in Arisur's operations was terminated and the investment in Arisur was effectively abandoned as of January 1, 2001. As a result, all revenue, cost of operations, assets and liabilities of Arisur have been eliminated from the financial statements of the Company during 2001 and future years.

5.   INVENTORIES

Inventories consisted of the following at December 31, 2002:
--------------------------------------------------------------- ----------------
(In thousands)
--------------------------------------------------------------- ----------------
Stockpiled ore                                                  $         30
Bagged diatomaceous earth                                                 12
Materials and supplies                                                     3
                                                                ----------------
                                                                $         45
                                                                ================

6.   FINANCIAL INSTRUMENTS

Financial instruments consisted of the following at December 31, 2002:

                                                         Carrying
(In thousands)                                             Value     Fair Value
------------------------------------------------------- ----------- -----------
Assets
     Short-term assets                                  $      421  $     421

Liabilities
     Short-term liabilities                                    599        599
      Estimated reorganization liabilities, long-term           12         (1)

Short-Term Assets and Liabilities: The fair value of cash and cash equivalents, accounts receivable, accounts payable, other accrued liabilities and short-term estimated reorganization liabilities approximates their carrying value due to the short-term nature of these instruments.

(1) It is not practicable to estimate the fair value of the estimated reorganization liabilities due to uncertainties regarding the amounts and dates that these liabilities will ultimately be paid and due to the uncertainties in estimating an incremental rate of borrowing due to the Company's current financial condition.

7.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31, 2002:


                                 Acquisition    Accumulated Depreciation,
(In thousands)                   Costs          Depletion & Amortization      Net Book Value
--------------                   -----          ------------------------      --------------
Mineral property                 $       25     $                      -      $         25
Milling facility                         21                           (1)               20
Mobile mining equipment                 154                          (12)              142
Furniture and office equipment           10                           (6)                4
                                 ---------------------------------------------------------
    Total                        $      210     $                    (19)     $        191
                                 ==========     =========================     ============

8.   DEFERRED ACQUISITION COSTS

In September 2002, the Company signed a 120-day exclusive option agreement to acquire 100% of the outstanding shares of Western Gold Resources, a private Florida company whose primary asset is the Estrades polymetallic mine. The option agreement was subsequently amended on January 3, 2003 to extend the option period until March 31, 2003 and transferred all rights under the option to APMI. At this time the Company paid an additional $50,000 to keep the option period open. During the option period, the Company will be conducting extensive due diligence of the property and is seeking financing for the project as will be required should the Company exercise the option and proceed with development.

Assuming positive results from the due diligence and approval from the Board and, as required, by the Company's shareholders, the Company would subsequently merge with Western Gold Resources. The Board has approved the terms of the merger, which contemplates the issuance of 1.2 common shares of the Company for each share of Western Gold, payment of $100,000 in cash, and other considerations. Western Gold has outstanding 11,550,000 shares. The primary shareholder of Western Gold Resources is the Company's Chief Executive Officer. The Company has spent $86,000 as of December 31, 2002 in deferred acquisition costs relating to this option agreement. Should the Company exercise the option agreement, the related deferred acquisition costs will be added to the purchase price and allocated to the assets acquired. If the Company does not exercise the option agreement, the deferred acquisition costs will be expensed.

9.   DEFERRED GAIN

During 2002, the Company entered into transactions with the Pension Benefit Guaranty Corporation ("PBGC"), U.S. Fire Insurance Company ("US Fire") and Newmont Grassy Mountain Corporation ("Newmont") whereby the Company effectively settled a portion of its "estimated reorganization liabilities". The Company paid $50,000, $7,000 and $2,000 to PBGC, Newmont and US Fire, respectively, in exchange for each company's rights to receive future creditor distributions under APMI's and AGMI's 2000 bankruptcy reorganization plan as well as to acquire the portion of APMI's and AGMI's outstanding common stock owned by PBGC, US Fire and Newmont. The common stock owned by PBGC consisted of 133 common share of APMI (11.41% of outstanding shares) and 391 common shares of AGMI (25.78% of outstanding shares). The common stock owned by US Fire consisted of 98 common shares of AGMI (6.31% of the outstanding shares). The common stock owned by Newmont consisted of 23 shares of APMI (1.99% of outstanding shares). Under the bankruptcy reorganization plan, APMI and AGMI are to sell the "assets held for sale" and distribute the related proceeds to their creditors. At December 31, 2002, APMI and AGMI have no other assets. Therefore, the Company believes that the common stock acquired from PBGC, US Fire and Newmont has little to no fair value as of December 31, 2002 and the Company allocated the $59,000 cash paid to the effective settlement of the estimated reorganization liabilities. The carrying value of PBGC, US Fire and Newmont's portion of the estimated reorganization liabilities was approximately $103,000. The Company has deferred the $44,000 settlement gain because the ultimate realization of the gain is not assured until APMI and AGMI sell their assets and distribute the proceeds, which management expects to occur over the next several years.

10.  STOCK OPTION PLAN

On September 7, 2001, the Board of Directors of the Company authorized the approval of a stock option plan (the "Plan") which was subsequently approved by the shareholders at the 2002 annual meeting. The Plan allows the Board of Directors, or a committee thereof at the Board's discretion, to grant stock options to officers, directors, key employees, and consultants of the Company and its affiliates. An aggregate of 900,000 shares of common stock has been reserved for issuance upon exercise of the options granted under the Plan. Pursuant to the Plan, the exercise price shall in no event be less than the fair market value of the shares of common stock at the date of grant.

During the year ended December 31, 2001, stock options for 600,000 shares were granted to employees and directors under the Plan. Of these options, 500,000 were granted on September 7, 2001 at an exercise price of $0.12, being the quoted market price of the Company's shares at the date of grant, are fully vested and expire on September 6, 2011. The remaining 100,000 were granted on November 1, 2001, at an exercise price of $0.09, being the quoted market price of the Company's shares at the date of grant, are fully vested and expire on October 31, 2011. No options were exercised or forfeited during 2002 or 2001.

During the year ended December 31, 2002, stock options for 125,000 shares have been granted to employees under the Plan. The options were granted on August 9, 2002, at an exercise price of $0.21, being the quoted market price of the Company's shares at the date of grant, are fully vested and expire on August 9, 2007. No options were exercised during 2002.

Had compensation expense been determined as provided in SFAS No. 123 using the Black-Scholes option-pricing model, the pro forma effect of options issued during the year ended December 31, 2002 on the Company's net income and per share amounts would have been as follows:

Net loss, as reported               $  437,000
Net loss, pro forma                 $  463,000
Net loss per share, as reported     $     0.07
Net loss per share, pro forma       $     0.08

The fair value of each option grant is calculated assuming an expected life of three years, volatility of 297%, an interest rate of 2.85% and a dividend yield of zero.

A summary of the status of the Company's stock options as of December 31, 2002 and 2001, and changes during the years then ended, is presented below:


                                             2002                           2001
                                  ----------------------------   ---------------------------
                                                  Weighted-                     Weighted-
                                                   average                       average
                                    Shares         exercise        Shares        exercise
                                                    price                         price
                                  ----------    --------------   -----------    ------------
Outstanding, beginning of year      600,000     $     0.12               -      $        -
                                                ==============                  ============
Granted                             125,000     $     0.21         600,000      $     0.12
                                                ==============                  ============
Exercised                                 -                              -
Forfeited                                 -                              -
                                  ----------                     -----------
Outstanding, end of the year        725,000     $     0.13         600,000      $     0.12
                                  ==========    ==============   ===========    ============
Options exercisable at year end     725,000     $     0.13         600,000      $     0.12
                                  ==========    ==============   ===========    ============

The following table summarizes information about options outstanding at December 31, 2002:

                                                           Weighted-average
        Exercise                   Number                     remaining
         price                   outstanding               contractual life
 -----------------------     --------------------      ------------------------
       $  0.09                      100,000                   8.8 years
       $  0.12                      500,000                   8.7 years
       $  0.21                      125,000                   4.6 years

11.  STOCKHOLDERS' EQUITY

The Company is  authorized to issue  1,000,000  shares of preferred  stock,  par
value  $1  per  share.   The  preferred  stock  is  issuable  in  series,   with
designations, rights and preferences to be fixed by the Board of Directors.

During  2002  the  Company  effectively   cancelled  146,415  common  shares  it
repurchased from TRW, Inc. (Note 14).

12.  DETAILS OF CERTAIN BALANCE SHEET CAPTIONS

A summary of assets held for sale at December 31, 2002 is as follows:

(In thousands)
---------------------------------------------------------- ------------------
     Gold Bar mill facility and other assets               $            413
     Grassy Mountain property                                           580
                                                           ------------------
                                                           $            993
                                                           ==================

     Current portion                                       $            580
     Long-term portion                                                  413
                                                           ------------------
                                                           $            993
                                                           ==================

During the year ended December 31, 2002 net receipts from the sale of equipment at the Gold Bar property did not meet management's expectations. Due to the continued declining equipment sales and an overall slowdown in the mining industry, the carrying value of the assets held for sale relating to the Gold Bar property and the related estimated reorganization liabilities were reduced by $450,000 and $390,000 respectively and a $60,000 impairment charge was recorded. On December 20, 2002, APMI and Seabridge Gold Inc., ("Seabridge") (formerly known as Seabridge Resources Inc.) executed an amendment to the option agreement related to the Grassy Mountain property. Pursuant to the agreement, Seabridge made an option payment on December 23, 2002 of $300,000 which was non-refundable and will not be credited against the purchase price of the option should Seabridge exercise the option. The amendment establishes the purchase price for the Grassy Mountain properties at $600,000 payable prior to March 31, 2003. Based upon the amended agreement, the carrying value of the assets held for sale relating to the Grassy Mountain property and the related estimated reorganization liabilities were reduced by $65,000 and $51,000 respectively and a $14,000 impairment charge was recorded. Effective April 2002, management was able to reach settlement agreements with all of the remaining insurance carriers regarding the ongoing CGL Claims litigation. The final CGL claims settlements net of expenses exceeded the recorded book value of the CGL claims at December 31, 2001 of $1,549,000 which resulted in a gain from CGL claims of $66,000 being recognized during 2002.

A summary of restricted cash and securities at December 31, 2002 is as follows:

(In thousands)
--------------------------------------------------------------

Collateral for a reclamation bond (1)         $            45
                                              ================

(1)  Securing performance bond relating to White Cliff's reclamation obligation.


13.  DETAILS OF CERTAIN STATEMENTS OF CASH FLOWS CAPTIONS

The components of the adjustment to reconcile net loss to net cash used in operations as reflected in the Consolidated Statements of Cash Flows are as follows:



                                                      For Years Ended December 31,
(In thousands)                                             2002          2001
---------------------------------------------------- -------------- -------------
Depreciation, depletion and amortization             $         15   $         2
Gain from CGL claims                                          (66)            -
Impairment of assets held for sale                             74            13
                                                     -------------- -------------
                                                     $         23   $        15
                                                     ============== =============
Increase in trade/other accounts receivable          $        (25)  $        -
Increase in inventories                                       (45)           -
Increase in prepaid expense and other current assets          (16)        (922)
Increase in other assets and restricted cash                  (44)           -
Increase (decrease) in trade accounts payable                  10          (89)
Decrease in accrued liabilities                               (27)           -
Increase in estimated reorganization liabilities                6          443
Decrease in other liabilities, long-term                      (13)         (15)
                                                     -------------- -------------
                                                     $       (154)  $     (583)
                                                     ============== =============

During 2001, the Company abandoned its investment in Arisur (Note 4).

Assets abandoned:                                                    (thousands)
--------------------------------------------------------------------------------
      Current assets, net of cash and cash equivalents                 $2,517
      Property, plant and equipment, net                                3,601
      Long-lived assets                                                    17
                                                                       ------
                                                                        6,135
                                                                       ------
Liabilities abandoned:
      Current liabilities                                               5,710
      Long-term liabilities                                               431
                                                                       ------
                                                                        6,141
                                                                       ------
      Cash and cash equivalents abandoned                              $    6
                                                                       ======

Net cash required for operating activities reflects cash payments for interest and income taxes as follows:
                                                         For the years ended
                                                             December 31,
(In thousands)                                          2002             2001
--------------------------------------------------------------------------------

Interest                                            $        -      $        1
Income taxes                                                 -               -

14.  COMMITMENTS AND CONTINGENCIES

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

On February 5, 2001, the Court granted a partial summary judgment, in favor of Atlas, discharging $411,000 of the $534,000 TRW claim. The remaining claim for $123,000, which represents TRW's estimate of future response cost obligations under the Decree, was still pending before the Court until October 2001. In October 2001, the Bankruptcy Court approved a settlement between the Company and TRW under which the Company agreed to repurchase 146,415 shares of common stock owned by TRW for $30,000 payable in three equal installments. The first and second installments were paid to TRW in October 2001 and January 2002, respectively and the final payment was made in July 2002. At the time of the final payment, TRW transferred ownership of its shares to the Company. The Company cancelled the shares during August 2002.

Other Commitments

During 2002 and 2001 the Company leased office space on a month- to-month basis from an entity affiliated with the Company's President. In February 2003, the Company entered into a two-year non-cancelable lease with a third party, that expires in January 2005. Future minimum lease payments related to this lease are as follows:

For the years ended December 31:                                 (thousands)
      2003                                                     $        26,437
      2004                                                              28,840
      2005                                                               2,403
                                                               -----------------

                                                                       $57,680
                                                               -----------------

Amounts charged to rent expense for the years ended December 31, 2002 and 2001 were $15,000 and $7,000, respectively.

15.  RELATED PARTY TRANSACTION

During 2002, the Company paid its one secured creditor, who held a lien on the Gold Bar mill site and equipment as part of a Court-approved claim against the Company, $60,000. The secured creditor is the Company's President and Chief Financial Officer.

16.  INCOME (LOSS) PER SHARE

The following sets forth the computation of basic and diluted income (loss) per share:

                                                  For Years Ended December 31,
(In thousands, except per share data)              2002                2001
--------------------------------------------------------------------------------
Numerator:
  Income (loss) from continuing operations     $         (437)   $          156
                                               --------------    --------------

Denominator:
Basic
  Weighted average shares outstanding                   6,000             6,062
                                               ==============    ==============
Diluted
  Weighted average shares outstanding (1)               6,000             6,138

Basic and diluted income (loss) per share      $        (0.07)   $         0.03
                                               ==============    ==============

(1) Outstanding options are not included in the 2002 calculation because the effect would be to reduce the loss per share.

17.  INCOME TAXES

The Company had no provision for income taxes for the years ended December 31, 2002 and 2001.

Deferred income taxes result from temporary differences in the timing of income and expenses for financial and income tax reporting purposes. The primary components of deferred income taxes result from exploration and development costs; depreciation, depletion and amortization expenses; impairments; and reclamation accruals.

The net deferred tax balances in the accompanying December 31, 2002 balance sheet include the following components:

(In thousands)
--------------------------------------------------------------------------------
Deferred tax assets:
     Net operating loss ("NOL") carryovers                             $  8,299
     Capital loss ("CL") carryovers                                       5,601
     Post retirement benefit accrual                                         55
     Reorganization expenses                                                234
     Depreciation, depletion and amortization                             2,924
                                                                       --------
Total deferred tax assets                                                17,113
Deferred tax asset valuation allowance                                  (17,113)
Net deferred tax assets                                                $      -
                                                                       ========

The change in the Company's valuation allowance is summarized as follows:

                                                    For Years Ended December 31,
(In thousands)                                      2002           2001
--------------------------------------------------------------------------------
Valuation allowance, beginning of period            $ 17,517       $ 19,418
Continuing operations                                    151            (54)
Restriction of carryforwards                            (554)        (1,846)
Other                                                     (1)            (1)
                                                    --------       --------
                                                    $ 17,113       $ 17,517
                                                    ========       ========

A reconciliation of expected federal income taxes on income from continuing operations at statutory rates with the expense for income taxes is as follows:

                                                    For Years Ended December 31,
(In thousands)                                           2002           2001
--------------------------------------------------------------------------------
Income tax at statutory rates                        $      151    $       54
Increase (decrease) in deferred
    tax asset valuation allowance                          (151)          (54)
                                                     ----------    ----------
Income tax expense                                   $        -    $        -
                                                     ==========    ==========

At December  31, 2002 the Company has unused U.S. CL  carryovers  of  $4,127,000 which began expiring in 2002 and go through 2022. The Company also has U.S. alternative minimum tax credit (AMT) carryovers of $127,000, which can be carried forward indefinitely through 2022. Unused U.S. NOL carryovers at December 31, 2002 are as follows:

Expiring in year ending December 31 (in thousands)
-------------------------------------------------------------- -----------------
      2002                                                     $          4,127
      2003                                                                2,050
      2004                                                                5,368
      2005                                                                5,037
      Later years                                                        57,333
                                                               -----------------
                                                               $         73,915
                                                               =================

The U.S. carryovers are subject to restrictions due to change of ownerships, as defined by U.S. tax laws, occurring in October 1996 when the Company issued stock for the acquisition of Arisur and in December 1999 when the Company emerged from bankruptcy. These restrictions limit the future utilization of carryovers that existed at the date of the ownership changes.


                    ________________________________________


ITEM  8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
          ----------------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

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

ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

The information required for this item appears in the Company's Proxy Statement for the 2002 Annual Meeting to be filed within 120 days after the end of the fiscal year and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

The information required for this item appears in the Company's Proxy Statement for the 2002 Annual Meeting to be filed within 120 days after the end of the fiscal year and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

The information required for this item appears in the Company's Proxy Statement for the 2002 Annual Meeting to be filed within 120 days after the end of the fiscal year and is incorporated herein by reference.


ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

(a)      Exhibits:

Exhibit
Number                             Exhibit
----------- --------------------------------------------------------------------------------------------- ------
  2.1       Atlas Corporation's second amended plan of reorganization                                       (1)
----------- --------------------------------------------------------------------------------------------- ------
  2.2       Atlas Precious Metals Inc.'s second amended plan of reorganization                              (1)
----------- --------------------------------------------------------------------------------------------- ------
  2.3       Atlas Gold Mining Inc.'s revised second amended plan of reorganization                          (1)
----------- --------------------------------------------------------------------------------------------- ------
  3.1       Articles of Incorporation of Atlas Minerals Inc. dated February 3, 2000                         (1)
----------- --------------------------------------------------------------------------------------------- ------
  3.2       Bylaws of Atlas Minerals Inc. dated February 10, 2000                                           (2)
----------- --------------------------------------------------------------------------------------------- ------
10.1        Moab Utah Millsite Transfer Agreement dated April 28, 1999 between Atlas Corporation, the       (3)
            Official Unsecured Creditors Committee, the NRC, the State of Utah and ACSTAR Insurance
            Companies
----------- --------------------------------------------------------------------------------------------- ------
10.2        Revised second amended joint disclosure statement of Atlas Corporation, Atlas Gold Mining       (4)
            Inc. and Atlas Precious Metals Inc.
----------- --------------------------------------------------------------------------------------------- ------
10.6        Option Agreement among Seabridge Resources Inc., Newco, Atlas Precious Metals Inc. and          (5)
            Atlas Minerals Inc. effective February 14, 2000
----------- --------------------------------------------------------------------------------------------- ------
10.7        First Amendment to Option Agreement effective December 31, 2000, by and among Atlas             (5)
            Precious Metals Inc, Atlas Minerals Inc., Seabridge Resources Inc., and Newco
----------- --------------------------------------------------------------------------------------------- ------
10.8        Second Amendment to Option Agreement effective July 31, 2001, by and among Atlas Precious       (6)
            Metals Inc, Atlas Minerals Inc., Seabridge Resources Inc., and Newco
----------- --------------------------------------------------------------------------------------------- ------
10.9        Stock Option Plan dated September 7, 2001                                                       (6)
----------- --------------------------------------------------------------------------------------------- ------
10.10       Form of Stock Option Agreement between the Company and the Optionees                            (6)
----------- --------------------------------------------------------------------------------------------- ------
10.11       Third Amendment to Option Agreement effective December 20, 2002, by and among Atlas             (7)
            Precious Metals Inc, Atlas Minerals Inc., and Seabridge Gold Inc.
----------- --------------------------------------------------------------------------------------------- ------
21.0        Subsidiaries of the Company                                                                     (2)
----------- --------------------------------------------------------------------------------------------- ------
99.1        Certification Of Chief Executive Officer Pursuant To Rule 13a-14 Or 15d-14 Of The               (7)
            Securities Exchange Act Of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley
            Act Of 2002
----------- --------------------------------------------------------------------------------------------- ------
99.2        Certification Of President And Chief Financial Officer Pursuant To Rule 13a-14 Or 15d-14 Of     (7)
            The Securities Exchange Act Of 1934, As Adopted Pursuant To Section 302 Of The
            Sarbanes-Oxley Act Of 2002
----------- --------------------------------------------------------------------------------------------- ------
(1)  Incorporated  by  reference  to the  Company's  Report on Form 8-K filed on
     February 4, 2000.
(2)  Incorporated by reference to the Company's annual report on Form 10-KSB for the year ended December 31, 1999.
(3)  Incorporated by reference to the Company's  quarterly report on Form 10-QSB filed on August 13, 1999.
(4)  Incorporated by reference to the Company's  quarterly report on Form 10-QSB filed on November 12, 1999.
(5)  Incorporated by reference to the Company's annual report on Form 10-KSB for the year ended December 31, 2000 and filed May 15, 2001.
(6)  Incorporated by reference to the Company's annual report on Form 10-KSB for the year ended December 31, 2001 and filed April 15, 2002.
(7)  Filed herewith and attached to this Form 10-KSB.

(b)      No reports on Form 8-K were filed during the fourth quarter of 2002.

ITEM 14. CONTROLS AND PROCEDURES
         -----------------------

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO') and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report. Based on that review and evaluation, the CEO and CFO have concluded that Company's current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS MINERALS INC.

By:      /s/ Gerald E. Davis
         -------------------------------------
Name:    Gerald E. Davis
Title:   President and Chief Financial Officer

Date:    March 26, 2003

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


By:      /s/ H.R. (Roy) Shipes                            March 26, 2003
         -----------------------------------------------
Title:   Chairman, Chief Executive Officer, Secretary
          and Director

By:      /s/ Gerald E. Davis                              March 26, 2003
         -----------------------------------------------
Title:   President, Chief Financial Officer and Director

By:      /s/ Douglas R. Cook                              March 26, 2003
         -----------------------------------------------
Title:   Director

By:      /s/ David A. Groshoff                            March 26, 2003
         -----------------------------------------------
Title:   Director

By:      /s/ Robert L. Miller                             March 26, 2003
         -----------------------------------------------
Title:   Director

   CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13A-14 OR 15D-14
         OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, H.R. (Roy) Shipes, certify that:

     1.   I have reviewed  this annual  report on Form 10-KSB of Atlas  Minerals
          Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us during the period in which this annual report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report; and
          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of that date;

     5. The registrant's other certifying officer and I have disclosed to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003
                              /s/ H.R. (Roy) Shipes
                              -----------------------
                                H.R. (Roy) Shipes
                                Chief Executive Officer

       CERTIFICATION OF PRESIDENT AND CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Gerald E. Davis, certify that:

     1.   I have reviewed  this annual  report on Form 10-KSB of Atlas  Minerals
          Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us during the period in which this annual report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report; and
          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of that date;

     5. The registrant's other certifying officer and I have disclosed to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003
                               /s/ Gerald E. Davis
                               ----------------------
                               Gerald E. Davis
                               President and Chief Financial Officer