Form 10QSB
period 2003-03-31
ATLAS MINERALS INC
filed 2003-05-13
CIK 8302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


COMMISSION FILE NO. 1-2714

 (Mark One)

(X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2003 or

( ) Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to ________


                               ATLAS MINERALS INC.
                               -------------------
                          (Formerly Atlas Corporation)
        (Exact name of small business issuer as specified in its charter)

           COLORADO                                               84-1533604
-------------------------------                            ---------------------
(State or other jurisdiction of                             (I. R. S. Employer
incorporation or organization)                              Identification No.)

              10920 W. Alameda Ave., Suite 205, Lakewood, CO 80226
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  303-292-1299
                                  ------------
                           (Issuer's telephone number)

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

                                              Yes       No   X
                                                  -----    -----

  As of May 7, 2003, 5,915,103 shares of Common Stock, par value $0.01 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

                                              Yes       No   X
                                                  -----    -----

                          Independent Auditors' Report



The Board of Directors and Stockholders
Atlas Minerals Inc.


We have reviewed the accompanying consolidated balance sheet of Atlas Minerals Inc. and subsidiaries as of March 31, 2003 and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated March 20, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.


HORWATH GELFOND HOCHSTADT PANGBURN, P.C.


Denver, Colorado
May 6, 2003


                                    2 of 15

PART I.       FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

                                        Atlas Minerals Inc.
                                    Consolidated Balance Sheets
                                          (in Thousands)


                                                                      March 31,      December 31,
                                                                        2003            2002
-------------------------------------------------------------------------------------------------
                                                                     (Unaudited)
ASSETS
  Current assets:
      Cash and cash equivalents                                        $        78    $       396
      Trade and other accounts receivable                                       21             25
      Inventories                                                               42             45
      Prepaid expenses and other current assets                                 28             21
      Assets held for sale                                                     605            580
                                                                       -----------    -----------
        Total current assets                                                   774          1,067
                                                                       -----------    -----------
  Property, plant and equipment                                                210            210
  Less: accumulated depreciation, depletion and amortization                   (27)           (19)
                                                                       -----------    -----------
                                                                               183            191
  Other assets                                                                   4              4
  Restricted cash equivalents and securities                                    45             45
  Deferred acquisition costs                                                   155             86
  Assets held for sale                                                         422            413
                                                                       -----------    -----------
                                                                       $     1,583    $     1,806
                                                                       ===========    ===========

LIABILITIES
  Current liabilities:
      Trade accounts payable                                           $       183    $       149
      Accrued liabilities                                                       35             44
      Estimated reorganization liabilities                                     157            406
                                                                       -----------    -----------
        Total current liabilities                                              375            599
                                                                       -----------    -----------

  Estimated reorganization liabilities                                         199             12
  Deferred gain                                                                106             44
  Other liabilities, long-term                                                 127            129
                                                                       -----------    -----------
        Total long-term liabilities                                            432            185
                                                                       -----------    -----------
        Total liabilities                                                      807            784
                                                                       -----------    -----------

Commitments and contingencies

STOCKHOLDERS' EQUITY
  Preferred stock, par $1 per share; authorized 1,000,000;
     no shares issued and outstanding                                           --             --
  Common stock, par value $0.01 per share; authorized 100,000,000;
     issued and outstanding, 5,915,000 at March 31, 2003 and
     December 31, 2002                                                          59             59
  Capital in excess of par value                                             2,980          2,980
  Deficit                                                                   (2,263)        (2,017)
                                                                       -----------    -----------
        Total stockholders' equity                                             776          1,022
                                                                       -----------    -----------
                                                                       $     1,583    $     1,806
                                                                       ===========    ===========
See notes to consolidated financial statements.

                                              3 of 15

                               Atlas Minerals Inc.
                      Consolidated Statements of Operations
                (In Thousands, Except Per Share Data, Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                              2003        2002
                                                             -------    -------

Mining revenue                                               $     3    $    --

Costs and expenses:
      Production costs                                            35         --
      Depreciation, depletion and amortization                     8         --
      General and administrative expenses                        253         87
                                                             -------    -------

         Gross operating loss                                   (293)       (87)

Other (income) expense:
      Interest income                                             --         (1)
      Gain on settlement of environmental liability claims       (16)        --
      Other income, net                                          (31)        --
                                                             -------    -------

         Loss before income taxes                               (246)       (86)

Provision for income taxes                                        --         --
                                                             -------    -------

         Net loss                                            $  (246)   $   (86)
                                                             =======    =======

Basic and diluted loss per share of common stock             $ (0.04)   $ (0.01)
                                                             =======    =======

Weighted average number of common shares outstanding           5,915      6,062
                                                             =======    =======

See notes to consolidated financial statements.




                                    4 of 15

                                   Atlas Minerals Inc.
                          Consolidated Statements of Cash Flows
                                (In Thousands, Unaudited)

                                                                    Three Months Ended
                                                                          March 31,
                                                                    ------------------
                                                                      2003      2002
                                                                    -------    -------
Operating activities:
     Net loss                                                       $  (246)   $   (86)
     Add (deduct) non-cash items:
        Depreciation, depletion and amortization                          8         --
        Gain on settlement of environmental liability claims            (16)        --
     Net change in non-cash items
       Related to operations (Note 3)                                    23        (99)
                                                                    -------    -------
        Cash used in operating activities                              (231)      (185)
                                                                    -------    -------

Investing activities:
     Deferred acquisition costs                                         (69)        --
     Proceeds from settlement of environmental liability claims          16         --
     Investment in assets held for sale                                 (57)       (23)
     Proceeds from sale of assets held for sale                          23         28
                                                                    -------    -------
        Cash (used in) provided by investing activities                 (87)         5
                                                                    -------    -------

Financing activities:
     Payment of estimated reorganization liabilities                     --         (4)
                                                                    -------    -------
        Cash used in financing activities                                --         (4)
                                                                    -------    -------

Decrease in cash and cash equivalents                                  (318)      (184)

Cash and cash equivalents:
     Beginning of period                                                396        417
                                                                    -------    -------

     End of period                                                  $    78    $   233
                                                                    =======    =======



See notes to consolidated financial statements.

                                        5 of 15

            NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles for complete financial statements generally accepted in the United States of America. There has not been any change in the significant accounting policies of Atlas Minerals Inc. (the "Company") for the periods presented.

     In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results for these interim periods are not necessarily indicative of results for the entire year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

2. The accompanying consolidated financial statements include the accounts of Atlas Minerals Inc. ("Atlas") and its subsidiaries as follows: Atlas Precious Metals Inc. ("APMI") (approximately 96% owned at December 31, 2002 and March 31, 2003), White Cliffs Mining, Inc., a wholly-owned subsidiary in which the White Cliffs property is held (collectively the "Company"). At December 31, 2002 APMI owned approximately 96% of Atlas Gold Mining Inc. ("AGMI"), however, during March 2003, AGMI was merged with and into APMI, with APMI remaining as the surviving entity.

3. The components of the net change in items other than cash related to operating activities as reflected in the Consolidated Statements of Cash Flows are as follows:

                                                        Three Months Ended
                                                             March 31,
                                                      ----------------------
           (in thousands)                                 2003        2002
     ------------------------------------------------ ------------ ---------
     Add (deduct) items other than cash:
           Accounts receivable                        $       4    $     -
           Inventories                                        3
           Prepaid expenses and other current assets         (7)       (49)
           Trade accounts payable                            34        (31)
           Accrued liabilities                               (9)       (15)
           Other liabilities, long-term                      (2)        (4)
                                                      ----------   ---------
                                                      $      23    $   (99)
                                                      ==========   =========

     There were no cash payments made for interest or income taxes during the three months ended March 31, 2003 and 2002.

4. In September 2002, the Company signed a 120-day exclusive option agreement to acquire 100% of the outstanding shares of Western Gold Resources, Inc., a private Florida company whose primary asset is the Estrades polymetallic mine. The option agreement was subsequently amended on January 3, 2003 to extend the option period until March 31, 2003 and transferred all rights under the option to APMI. At this time the Company paid an additional $50,000 to keep the option period open. The option agreement was amended on March 31, 2003 to extend the option period until June 30, 2003. During the option period, the Company will be conducting extensive due diligence of the property and is seeking financing for the project as will be required should the Company exercise the option and proceed with development. The primary shareholder of Western Gold Resources, Inc. is the Company's Chief Executive Officer. The Company has spent $69,000 during the three months ended March 31, 2003 in deferred acquisition costs relating to this option agreement, which included the January 2003 option payment.



                                        6 of 15

5. During March 2003, the Company reached a settlement agreement with a group of the Company's excess insurance carriers relating to environmental liability claims. The net proceeds from this settlement totaled approximately $16,000 and were recorded as a gain from settlement of environmental liability claims.

6. During the first quarter 2003, the Company was informed that money was being held in trust pending the satisfaction of tax compliance requirements with Canadian authorities relating to operating activities prior to 2001. The Company was cleared of the related tax liability and the escrowed money totaling approximately $30,000 was released and is recognized as other income in the first quarter 2003.

7. On March 26, 2003, stock options for 50,000 shares were granted to an employee under the Atlas Minerals Inc. 2001 Stock Option Plan. The options granted were at an exercise price of $0.22, the quoted market price of the Company's shares at the date of grant, and expire on March 26, 2008.


8. On April 3, 2003, the Company completed the sale of the Grassy Mountain property to Seabridge Gold Inc., formerly Seabridge Gold Resources, Inc., and received the final cash payment of $600,000 on that date, which was the approximate carrying value of the asset held for sale at March 31, 2003.



                                        7 of 15

     Item 2.   Management's Discussion and Analysis

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

     As a result of the bankruptcy proceedings, the majority of any remaining claims against the Company are unsecured claims (the "Creditors"). Under the Reorganization Plan, these claims received stock representing 67.5% of the Reorganized Company. In addition, the Creditors could receive future cash distributions upon the sale of certain assets of the Reorganized Company, including the possible salvaging of the Company's Gold Bar mill facility and related assets located near Eureka, Nevada and the sale of the Company's Grassy Mountain property located in eastern Oregon (of which Creditors would receive approximately 45.9% and 65.4%, respectively, of net proceeds after payment of certain general and administrative costs).

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



                                        8 of 15

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

     In September 2002, the Company entered into a 120-day exclusive option agreement (the "Option Agreement') to acquire 100% of the outstanding shares of Western Gold Resources, Inc., a private Florida company whose primary asset is the Estrades polymetallic mine located in northwestern Quebec. In December 2002, this Option Agreement was amended extending the option period to March 31, 2003 and another amendment was signed during March 2003 which extended the option until June 30, 2003. The Company subsequently assigned the Option Agreement to APMI. The Company is in the process of completing extensive due diligence of the Estrades mine.

     During 2002, the Company entered into transactions with the Pension Benefit Guaranty Corporation ("PBGC"), U.S. Fire Insurance Company ("US Fire") and Newmont Grassy Mountain Corporation ("Newmont") whereby the Company effectively settled a portion of its "estimated reorganization liabilities". The Company paid $50,000, $7,000 and $2,000 to PBGC, Newmont and US Fire, respectively, in exchange for each company's rights to receive future creditor distributions under APMI's and AGMI's Reorganization Plan as well as to acquire the portion of APMI's and AGMI's outstanding common stock owned by PBGC, US Fire and Newmont. As a result of these transactions, the Company controlled 100% of the voting stock of each AGMI and APMI.

     In March 2003, the Company merged APMI and AGMI, with APMI remaining as the surviving entity. As a result of the merger, APMI now owns 100% of the gold processing mill and related facilities and infrastructure related to the Gold Bar mine in Eureka County, Nevada, previously held by AGMI as well as the Grassy Mountain property in Malheur County, Oregon, a property known to host gold mineralization. The Company controls 100% of the voting stock of the resulting APMI.


                                        9 of 15

     Also in March 2003, the Board of Directors of the Company approved an option for the possible future acquisition of a fluorite property in Sonora, Mexico, by the Company and authorized Management to enter into negotiations on behalf of APMI for: 1) the acquisition in Sonora Mexico, of: a) a property on which both copper oxide material and gold have been identified, and b) the long-term lease of an existing processing plan with nominal capacity of 100 tonnes per day based on processing of sulfide ores; and 2) the acquisition of a property in Sinoloa, Mexico, containing primarily zinc and silver mineralization.

     On April 3, 2003 the Company completed the sale of the Grassy Mountain property located in Malheur County, Oregon to Seabridge Gold Inc., formerly Seabridge Gold Resources, Inc. and its wholly-owned subsidiary, Seabridge Gold Corporation. Under the terms of the final agreement entered into in December 2002 the Company received the final payment of $600,000 upon closing, of which 65.4% of the net proceeds after repayment of certain priority claims will be distributed to creditors. Management is currently determining the exact amount of the creditor distribution but believes it will be approximately $150,000.

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

     CAPITAL RESOURCE REQUIREMENTS

     Liquidity

     As of March 31, 2003, the Company's working capital was $399,000, compared to $468,000 as of December 31, 2002. The Company's cash balance decreased from $396,000 at December 31, 2002 to $78,000 at March 31, 2003. The
     decrease of $318,000 was primarily the result of utilizing cash to fund operating activities for the first quarter of $231,000. Proceeds from the gain on settlement of environmental liability claims and the sale of assets held for sale were $16,000 and $23,000, respectively; however, this amount was offset by expenses for the sale of assets held for sale of $57,000 and the deferred acquisition costs related to Estrades of $69,000. In April 2003, the Company received proceeds of $600,000 upon closing of the sale of the Grassy Mountain Property, of which 34.6% of the net proceeds after repayment of certain priority claims will be retained and the remainder will be paid to creditors. Management is currently determining the exact amount of the creditor distribution but believes it will be approximately $150,000.

     The Company expects to generate cash adequate to pay general, administrative and other operating expenses through the bankruptcy-mandated sale of certain remaining assets. Assets held for sale include the Gold Bar mill and related assets, and the Grassy Mountain property. While the Company is confident in the ultimate realization of these assets, it cannot be certain as to the timing or the exact amount of proceeds that will be received. The Company believes, however, that cash from such activities will be sufficient to cover its current operations through 2003. Additionally, during the first quarter 2003, the Company was able to have released from a trust account $30,000, which was held pending proof of compliance with Canadian tax authorities and received $16,000 in net proceeds from the settlement of environmental liability claims. Should the Company proceed with the merger with Western Gold Resources, Inc. a cash payment of approximately $100,000 will be required at the time of merger. The Company paid $50,000 in January 2003 to extend the option period through March 31, 2003 and subsequently extended the option period through June 30, 2003.



                                    10 of 15

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

     RESULTS OF OPERATIONS

     The Company had revenues from production of diatomite at the White Cliffs property, which commenced mining operations in August 2002, of $3,000 during the three-month period ended March 31, 2003 compared to zero for the comparable period in 2002. Production costs were $35,000 for the three-month period ended March 31, 2003 versus zero for the same period in 2002.

     General and administrative expenses for the three months ended March 31, 2003 were $253,000 compared to $87,000 for the comparable period in 2002. Salaries and benefits increased $85,000 from the first quarter 2002 compared to the same period in 2003 due to the salaries and benefits of the administrative employees at White Cliffs, the addition of one employee at headquarters, and increased salaries for the Company's officers. Legal fees for first quarter 2003 were $43,000 compared to $14,000 for the first quarter 2002 due to legal services incurred due to the merger of APMI and AGMI and the proposed restructuring of APMI. Insurance costs increased $16,000 due to increased directors and officers insurance premiums and additional coverage due to the equipment, property and liability insurance at White Cliffs. Travel costs increased $11,000 from first quarter 2002 to the same period in 2003 due to travel to the White Cliffs operation and management meetings amongst the officers. During the first quarter 2003, the Company incurred $8,000 in business development costs to explore business opportunities to advance the Company's interests, while there were no business development costs during the same period in 2002. Director's fees and expenses decreased from $19,000 to $8,000. During the first quarter 2002, the Board met three times, the Audit Committee once and the Compensation Committee once, compared to one Board meeting and two audit committee meetings in the first quarter of 2003.

     Interest income during the three-month period ended March 31, 2003 was zero compared to $1,000 for the three-month period ended March 31, 2002. Interest was higher in 2002 due to slightly larger cash balances available for investment.

     During the first quarter 2003, the Company recognized a gain on the settlement of environmental liability claims of $16,000. The Company also recognized as other income the release of $30,000 from a trust account, which was held pending proof of compliance with Canadian tax authorities.

     Item 3.   Controls and Procedures
               -----------------------

     A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report. Based on that review and evaluation, the CEO and CFO have concluded that Company's current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.



                                        11 of 15

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

           None

Item 5. Other Information
        -----------------

           None

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

a.  Exhibits

          99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.
          99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.

b.   Reports on Form 8-K

     Date Filed on Form 8-K

January 9, 2003     Press  Release dated  January 8, 2003,  announcing  that the
                    Company had  restructured  the Option  Agreement for sale of the Grassy Mountain  property to Seabridge Gold, Inc. (f/k/a
                    Seabridge  Resources  Inc.) and had also assigned the option held by the Company for  possible  merger with  Western Gold
                    Resources,   Inc.   whose  primary  asset  is  the  Estrades
                    polymetallic mine located in Quebec, to its wholly-owned subsidiary, Atlas Precious Metals Inc.

April 17, 2003      Press  Release  dated  April 7, 2003,  wherein  the  Company announced that, through its wholly-owned  subsidiary,  APMI, it completed  the sale of the Grassy  Mountain gold property located in eastern Oregon to Seabridge  Gold Inc.  (formerly
                    Seabridge  Gold  Resources,   Inc.)  and  its   wholly-owned
                    subsidiary,   Seabridge   Gold   Corporation   (collectively
                    "Seabridge").


                                        13 of 15

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ATLAS MINERALS INC.
                                     -------------------
                                        (Registrant)


Date:   May 7, 2003                  By: /s/ H.R. (Roy) Shipes
                                         ---------------------
                                         H.R. (Roy) Shipes
                                         Chief Executive Officer


Date: May 7, 2003                    By: /s/ Gary E. Davis
                                         -----------------
                                         Gary E. Davis
                                         President and Chief Financial Officer






                                        14 of 15

              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
    RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED
           PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, H.R. (Roy) Shipes, certify that:

1.   I have  reviewed  this  quarterly  report on Form 10-QSB of Atlas  Minerals
     Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us during the period in which this quarterly report is being prepared;
     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 7, 2003
                                                     /s/ H.R. (Roy) Shipes
                                                     ------------------------
                                                     H.R. (Roy) Shipes
                                                     Chief Executive Officer


                                        14 of 15

       CERTIFICATION OF PRESIDENT AND CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED
           PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Gary E. Davis, certify that:

1.   I have  reviewed  this  quarterly  report on Form 10-QSB of Atlas  Minerals
     Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us during the period in which this quarterly report is being prepared;
     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 7, 2003
                                          /s/ Gary E. Davis
                                          -----------------
                                          Gary E. Davis
                                          President and Chief Financial Officer



                                        15 of 15