Form 10QSB
period 2003-06-30
ATLAS MINERALS INC
filed 2003-08-14
CIK 8302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


COMMISSION FILE NO. 1-2714

(Mark One)

(X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2003 or

( ) Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to ________

                               ATLAS MINERALS INC.
        (Exact name of small business issuer as specified in its charter)

           COLORADO                                            84-1533604
--------------------------------                          --------------------
(State or other jurisdiction of                            (I. R. S. Employer
incorporation or organization)                             Identification No.)

              10920 W. Alameda Ave., Suite 205, Lakewood, CO 80226
               (Address of principal executive offices) (Zip Code)

                                  303-292-1299
                           (Issuer's telephone number)

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

As of August 13, 2003, 5,965,103 shares of Common Stock, par value $0.01 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

                                              Yes       No   X
                                                  -----    -----

                         INDEPENDENT ACCOUNTANTS' REPORT



The Board of Directors and Stockholders
Atlas Minerals Inc.


We have reviewed the accompanying consolidated balance sheet of Atlas Minerals Inc. and subsidiaries as of June 30, 2003 and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2003 and 2002 and cash flows for the six-month periods ended June 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management.

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

/s/ Horwath Gelfond Hochstadt Pangburn, P.C.

Denver, Colorado
August 7, 2003


PART I.       FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

                                             Atlas Minerals Inc.
                                         Consolidated Balance Sheets
                                                (in Thousands)

                                                                            June 30,   December 31,
                                                                              2003         2002
----- ---------------------------------------------------------------------------------------------
                                                                           (Unaudited)
ASSETS
  Current assets:
      Cash and cash equivalents                                               $    44       $   396
      Trade and other accounts receivable                                          21            25
      Inventories                                                                  25            45
      Prepaid expenses and other current assets                                    18            21
      Assets held for sale                                                         --           580
                                                                              -------       -------
        Total current assets                                                      108         1,067
                                                                              -------       -------
  Property, plant and equipment                                                   210           210
  Less: accumulated depreciation, depletion and amortization                      (35)          (19)
                                                                              -------       -------
                                                                                  175           191
  Other assets                                                                     --             4
  Restricted cash equivalents and securities                                       47            45
  Deferred acquisition costs                                                       10            86
  Investment in affiliate                                                         512            --
  Assets held for sale                                                             --           413
                                                                              -------       -------
                                                                              $   852       $ 1,806
                                                                              =======       =======

LIABILITIES
  Current liabilities:
      Trade accounts payable                                                  $    58       $   149
      Accrued liabilities                                                          42            44
      Estimated reorganization liabilities                                         --           406
                                                                              -------       -------
        Total current liabilities                                                 100           599
                                                                              -------       -------

  Estimated reorganization liabilities                                            175            12
  Deferred gain                                                                    --            44
  Other liabilities, long-term                                                    125           129
                                                                              -------       -------
        Total long-term liabilities                                               300           185
                                                                              -------       -------
        Total liabilities                                                         400           784
                                                                              -------       -------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, par $1 per share; authorized 1,000,000;
     no shares issued and outstanding                                              --            --
Common stock, par value $0.01 per share; authorized 100,000,000;
     issued and outstanding, 5,965,000 and 5,915,000 at June 30, 2003
     and December 31, 2002 respectively                                            60            59
Capital in excess of par value                                                  2,988         2,980
Deficit                                                                        (2,596)       (2,017)
                                                                              -------       -------
      Total stockholders' equity                                                  452         1,022
                                                                              -------       -------
                                                                              $   852       $ 1,806
                                                                              =======       =======
See notes to consolidated financial statements.




                                           Atlas Minerals Inc.
                                  Consolidated Statements of Operations
                            (In Thousands, Except Per Share Data, Unaudited)


                                                        Three Months Ended          Six Months Ended
                                                             June 30,                   June 30,
                                                      ---------------------       ---------------------
                                                       2003          2002          2003          2002
                                                      --------      --------      --------      --------
Mining revenue                                        $     2       $    --       $     5       $    --

Costs and expenses:
    Production costs                                       35            --            70            --
    Depreciation, depletion and amortization                8            --            16            --
    General and administrative expenses                   293           133           546           220
                                                      --------      --------      --------      --------

     Gross operating loss                                (334)         (133)         (627)         (220)
                                                      --------      --------      --------      --------

Other (income) and expense:
   Interest expense                                        --            --            --            --
   Interest income                                         (1)           (4)           (1)           (5)
   Gain on settlement of environmental liability           --            --           (16)           --
       claims
   Gain on settlement of CGL claims                        --           (66)           --           (66)
   Other                                                   --            --           (31)           --
                                                      --------      --------      --------      --------
       Total other income                                  (1)          (70)          (48)          (71)
                                                      --------      --------      --------      --------
   Loss before income taxes                              (333)          (63)         (579)         (149)
   Provision for income taxes                               --            --            --            --
                                                      --------      --------      --------      --------
   Net loss                                           $  (333)      $   (63)      $  (579)      $  (149)
                                                      ========      ========      ========      ========

Basic and diluted loss per share of common stock      $ (0.06)      $ (0.01)      $ (0.10)      $ (0.02)
                                                      ========      ========      ========      ========

Weighted average number of common
   shares outstanding                                   5,938         6,062         5,926         6,062
                                                      ========      ========      ========      ========

See notes to consolidated financial statements.




                                  Atlas Minerals Inc.
                         Consolidated Statements of Cash Flows
                               (In Thousands, Unaudited)


                                                                    Six Months Ended
                                                                       June 30,
                                                                   ------------------
                                                                    2003        2002
                                                                   -------    -------
Operating activities:
     Net loss                                                     $  (579)   $  (149)
     Add (deduct) non-cash items:
        Gain on settlement of CGL and environmental claims            (16)       (66)
        Shares issued for services                                      9         --
        Depreciation, depletion and amortization                       16          1
     Net change in non-cash items related to operations, net of
       effects from deconsolidation of APMI in 2003 (Note 3)           32       (175)
                                                                   -------    -------
        Cash used in operating activities                            (538)      (389)
                                                                   -------    -------

Investing activities:
     Additions to property, plant and equipment                        --       (129)
     Investment in CGL claims receivable                               --        (24)
     Investment in assets held for sale                               (65)       (72)
     Deferred acquisition costs                                      (166)        --
     Cash effects of deconsolidation of APMI                          (76)        --
     Proceeds from settlement of environmental claims                  16         --
     Proceeds from settlement of CGL receivable                        --      1,639
     Proceeds from sale of assets held for sale                       622         81
                                                                   -------    -------
        Cash provided by investing activities                         331      1,495
                                                                   -------    -------
Financing activities:
     Payment of estimated reorganization liabilities                 (145)      (592)
                                                                   -------    -------
        Cash used in financing activities                            (145)      (592)
                                                                   -------    -------
(Decrease) increase in cash and cash equivalents                     (352)       514

Cash and cash equivalents:
     Beginning of period                                              396        417
                                                                   -------    -------

     End of period                                                $    44    $   931
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

2. The accompanying consolidated financial statements include the accounts of Atlas Minerals Inc. ("Atlas") and its subsidiaries as follows: White Cliffs Mining, Inc., a wholly-owned subsidiary in which the White Cliffs property is held and Minerales Atlas S.A. de C.V., a wholly-owned Mexican subsidiary incorporated during the second quarter of 2003. Effective June 30, 2003, the Company's investment in Atlas Precious Metals Inc. ("APMI") will be reported on the equity method due to the Company's ownership decreasing to 28% from its previously held 97% (see Note 4). The results of APMI's operations for the six months ended June 30, 2003 are included in the Company's consolidated statement of operations. The Company's recorded investment in affiliate at June 30, 2003 consists of $319,000 of advances and receivables due from APMI in addition to the Company's $193,000 investment in APMI (which represents the retained earnings of APMI on June 30, 2003, prior to its merger with Western Gold Resources). The financial position of APMI as of June 30, 2003, is as follows:

                                                      (unaudited in thousands)
  Current assets:
     Cash                                                    $      474
     Other                                                            5
                                                             -----------
                                                                    479
  Non-current assets:
     Assets held for sale                                           431
     Deferred acquisition costs                                      20
     Property                                                     4,015
                                                             -----------
         Total assets                                        $    4,945
                                                             ===========

  Current liabilities:
     Accounts payable and accrued expenses                   $       75

  Non-current liabilities:
     Estimated reorganization liabilities, including $232
       payable to Atlas                                             256
     Deferred gain                                                  142
     Payable to Atlas                                                87
     Notes payable, related party:
        Western Gold Resources Inc. merger                        1,136
        Other                                                        88
                                                             -----------
       Total liabilities                                          1,784
       Total shareholders' equity                                 3,161
                                                             -----------
         Total liabilities and shareholders' equity          $    4,945
                                                             ===========

3. The components of the net change in items other than cash related to operating activities, net of effects from deconsolidation of APMI in 2003, as reflected in the Consolidated Statements of Cash Flows are as follows:

                                                           Six Months Ended
                                                               June 30,
                                                      --------------------------
      (in thousands)                                     2003           2002
----- ----------------------------------------------- --------------------------
Add (deduct) items other than cash:
      Accounts receivable                             $       4      $      -
      Inventories                                            20             -
      Prepaid expenses and other current assets               2           (26)
      Trade accounts payable                                (29)          (92)
      Accrued liabilities                                    13           (50)
      Restricted cash                                        (2)            -
      Other liabilities, long-term                           24            (7)
                                                      --------------------------
                                                      $      32      $   (175)
                                                      ==========================

     There were no cash payments made for interest or income taxes during the six months ended June 30, 2003 and 2002.

4. In September 2002, the Company signed a 120-day exclusive option agreement to acquire 100% of the outstanding shares of Western Gold Resources, Inc. ("WGR"), a private Florida company whose primary asset is the Estrades polymetallic mine. The option agreement was subsequently amended on January 3, 2003 to extend the option period until March 31, 2003 and to transfer all rights under the option agreement to APMI. At this time the Company paid WGR an additional $50,000 for such extension and transfer of rights. The option agreement was again amended on March 31, 2003 to further extend the option period until June 30, 2003 at no additional cost.

     During July 2003, a definitive Amended Agreement and Plan of Merger (the "Agreement") effective June 30, 2003 was consummated. Under the terms of the Agreement, APMI acquired all the outstanding common shares of WGR (14,499,700 shares) in exchange for the issuance of 17,399,640 shares of APMI common stock (which represents 72% of post transaction outstanding common stock of APMI), cash of $24,000 and a promissory note payable to the primary shareholders of WGR, H.R. and Eileen A. Shipes ("Shipes'") (H.R. Shipes is also the Company's Chief Executive Officer) in the amount of $64,000. The Agreement also contains a separate repurchase agreement whereby APMI repurchased 2,400,000 common shares of APMI in exchange for a promissory note payable to the Shipes' totaling $1,136,000. As a result of the Agreement, the Company's ownership in APMI is approximately 28% as of June 30, 2003 and on that date the Company has begun to account for its investment in APMI under the equity method of accounting.


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

7. On March 26, 2003, stock options for 50,000 shares were granted to an employee under the Atlas Minerals Inc. 2001 Stock Option Plan. The options granted were at an exercise price of $0.22, the quoted market price of the Company's shares at the date of grant, and expire on March 26, 2008. Had compensation expense been determined as provided in SFAS No. 123 using the Black-Scholes option-pricing model, the pro forma effect of options issued during the six months ended June 30, 2003 would have been as follows:

                                                            Three Months Ended                      Six Months Ended
                                                                June 30,                                June 30,
                                                    -----------------------------------   ----------------------------------
         (in thousands)                                 2003               2002               2003                 2002
-----------------------------------------------------------------------------------------------------------------------------
Net loss                                            $          (333)   $           (63)   $          (579)   $          (149)

ADD: Stock-based employee compensation included in
reported net income, net of related tax effects                  --                 --                 --                 --

DEDUCT: Total stock-based employee compensation
expense determined under fair value based method
for all award, net of related tax effects                        --                 --                (11)                --
                                                    ---------------    ---------------    ---------------    ---------------

Pro forma net loss                                  $          (333)   $           (63)   $          (590)   $          (149)
                                                    ===============    ===============    ===============    ===============

Loss  per share:

Basic and diluted - as reported                     $         (0.06)   $         (0.01)   $         (0.10)   $         (0.02)
                                                    ===============    ===============    ===============    ===============

Basic and diluted - pro forma                       $         (0.06)   $         (0.01)   $         (0.10)   $         (0.02)
                                                    ===============    ===============    ===============    ===============






8. On April 3, 2003, the Company completed the sale of the Grassy Mountain property to Seabridge Gold Inc., formerly Seabridge Gold Resources, Inc., and received the final cash payment of $600,000 on that date, which resulted in net creditor distributions of $145,000 during the second quarter. There was no gain or loss on this transaction, as the sales proceeds equaled the carrying value of the property.



9.   On May 20,  2003,  50,000  common  shares of the  Company  were issued to a consultant  under  the  terms of a  consulting  agreement  entered  into in
     February 2000. The shares were expensed at fair market value as professional services totaling $9,000.


10. During second quarter the Company incorporated a wholly-owned subsidiary, Minerales Atlas S.A. de C.V., in Mexico. The Company subsequently executed a six-month option to purchase the La Barra fluorite property located 50 miles south of Douglas, Arizona, near Esqueda, Sonora, Mexico. The Company has incurred $10,000 of deferred acquisition costs related to this option.

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

     In September 2002, the Company entered into a 120-day exclusive option agreement (the "Option Agreement") to acquire 100% of the outstanding shares of Western Gold Resources, Inc. ("WGR"), a private Florida company whose primary asset is the Estrades polymetallic mine located in northwestern Quebec. In January 2003, this Option Agreement was amended extending the option period to March 31, 2003, and transferring all rights under the Option Agreement to APMI. At this time, the Company paid WGR an additional $50,000 for such extension and transfer of rights. The Option Agreement was again amended during March 2003 to further extend the option period to June 30, 2003, at no additional cost. This merger was subsequently completed effective June 30, 2003 (see further discussion below).

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

     In March 2003, the Company merged APMI and AGMI, with APMI remaining as the surviving entity. As a result of the merger, APMI owns 100% of the gold processing mill and related facilities and infrastructure related to the Gold Bar mine in Eureka County, Nevada, previously held by AGMI.

     Also as a result, APMI owned 100% of the Grassy Mountain property in Malheur County, Oregon, a property known to host gold mineralization, which was subsequently sold (see discussion below). At the time of this merger and prior to the merger of APMI and WGR, the Company controlled 100% of the voting stock and 97% of the issued stock of the resulting APMI.

     Also in March 2003, the Board of Directors of the Company approved an option for the possible future acquisition of a fluorite property in Sonora, Mexico, by the Company and authorized Management to enter into negotiations on behalf of APMI for 1) the acquisition in Sonora Mexico, of
     a) a property on which both copper oxide material and gold have been identified, and b) the long-term lease of an existing processing plant with nominal capacity of 100 tonnes per day based on processing of sulfide ores; and 2) the acquisition of a property package in Sinoloa, Mexico, containing primarily zinc and silver mineralization.

      On April 3, 2003 the Company completed the sale of the Grassy Mountain property located in Malheur County, Oregon to Seabridge Gold Inc., formerly Seabridge Gold Resources, Inc. and its wholly-owned subsidiary, Seabridge Gold Corporation. Under the terms of the final agreement entered into in December 2002 the Company received the final payment of $600,000 upon closing, of which, after repayment of certain priority claims, $145,000 was distributed to creditors in May 2003. There was no gain or loss on this transaction as the sales proceeds equaled the carrying value of the property.

     On June 23, 2003 the Company, through its wholly-owned Mexican subsidiary Minerales Atlas S.A. de C.V., executed a six-month option to purchase the La Barra fluorite property. The property is comprised of three claims covering 300 hectares, or approximately 740 acres, and has on it two underground mines that last produced in 1974. At the time the mines were idled, a reserve study prepared by the owner, Fluoresqueda, S.A., reported nearly 195,000 tons of ore at an average grade of 46% CaF2. The Company has not independently verified the accuracy of this report, and, as such, there can be no assurance that the reported quantity and quality of ore will be available for mining or will meet the current SEC definition of reserves.

     The La Barra property is located approximately 50 miles south of Douglas, Arizona, near Esqueda, Sonora, Mexico. Any new mining operations on the property would be within 12 miles of both an existing highway and railroad, with direct access by either means to U.S. markets via Douglas. During prior operations, raw ore was trucked to Esqueda where it was milled and concentrated for final sale and distribution. The mill foundations and rail siding remain and will be evaluated for possible acquisition during the option period.

     Currently the U.S. consumes approximately 600,000 tons of fluorite per annum. In 2001, all consumption was from imports, primarily from China
     (66%), South Africa (23%) and Mexico (11%). There are three grades of fluorite - acid grade (containing more than 97% CaF2), ceramic grade (85% to 95% CaF2), and metallurgical grade (60% to 85% CaF2). Nearly 80% of U.S. consumption is for the production of hydrofluoric acid, primarily in Louisiana and Texas, and aluminium fluoride in Texas. The 2001 average U.S. Gulf import price for acid grade product was approximately $150 per ton with metallurgical grade averaging $115 per ton FOB millsite in Tampico, Mexico. Given the apparent high grade of the La Barra fluorite and its proximity and access to the U.S. Gulf Coast, the Company believes that it could have a competitive advantage in supplying product to the southern U.S. markets.

     During July 2003 a definitive Amended Agreement and Plan of Merger (the "Agreement") effective June 30, 2003 was consummated between APMI and Western Gold Resources, Inc. ("WGR"). Under the terms of the Agreement, APMI acquired all the outstanding common shares of WGR (14,499,700 shares) in exchange for the issuance of 17,399,640 shares of APMI common stock (which represents 72% of post transaction outstanding common stock of APMI), cash of $24,000 and a promissory note payable to the primary shareholders of WGR, H.R. and Eileen A. Shipes ("Shipes'") (H.R. Shipes is also the Company's Chief Executive Officer), in the amount of $64,000. The Agreement also contains a separate repurchase agreement whereby APMI has agreed to repurchase 2,400,000 common shares of APMI in exchange for a promissory note payable to the Shipes' totaling $1,136,000. As a result of the Agreement, the Company's ownership in APMI is approximately 28% as of June 30, 2003.

     It is the intention of Management for the Company to remain in the business of development and exploitation of natural resource properties. Management's current efforts regarding this are being directed toward the identification of possible acquisition opportunities of properties, primarily in the sectors of industrial minerals, base metals, and precious metals.

     CAPITAL RESOURCE REQUIREMENTS

     Liquidity

     As of June 30, 2003, the Company's working capital was $8,000, compared to $468,000 as of December 31, 2002. The Company's cash balance decreased from $396,000 at December 31, 2002 to $44,000 at June 30, 2003. The decrease of $352,000 was primarily the result of utilizing cash to fund operating activities for the first half of the year of $540,000. Proceeds from the gain on settlement of environmental liability claims and the sale of assets held for sale were $16,000 and $622,000, respectively; however, this amount was offset by expenses for the sale of assets held for sale of $65,000 and the deferred acquisition costs related to Estrades of $136,000 and exploration of certain Mexican properties of $30,000. The Company also paid $145,000 in creditor distributions due to the sale of the Grassy Mountain property in April 2003.

     Should funds be available, during the next twelve months approximately $150,000 could be required in support of the White Cliffs diatomite operation. Such funds would be used to modify mill operations to ensure that specifications of existing products can be continuously met and to allow the production of new product lines. An additional $50,000 could be required for drilling, assaying, testing, and permitting of a new quarry adequate to sustain production under a 20-year mine plan.

     During the next six months, it is the intention of the Company to perform adequate work on the La Barra fluorite property to be able to determine whether the option to purchase the property should be exercised. Depending on the detail of the work performed and assuming funds are available, the Company could require up to $150,000 for review of existing data, drilling, testing, assaying, and completing preliminary mine and mill design, including $20,000 for final acquisition of the property.

     In 2003, the Company also entered into a two-year non-cancelable lease commitment for office space that expires in January 2005. Payments on this lease total $26,000 in 2003, $29,000 in 2004, and $2,000 in 2005.

     To support the above activities and commitments, the Company will need to seek additional financing including loans against the aforementioned assets, equity financing or project financing. On August 1, 2003, the Company signed an agreement with IBK Capital Corp. of Toronto, Ontario,
     Canada, whereby IBK Capital will assist the Company in raising up to $2.5 million through a private placement of common stock or some other financing arrangement on terms and conditions acceptable to the Company. It is anticipated that such financing should be completed within 60 days, although there is no assurance that these or any efforts to raise financing will be successful.


     RESULTS OF OPERATIONS

     The Company had revenues from production of diatomite at the White Cliffs property, which commenced mining operations in August 2002, of $2,000 and $5,000 during the three-month and six-month periods ended June 30, 2003 compared to zero for the comparable periods in 2002. Production costs were $35,000 and $70,000 for the three-month and six-month periods ended June 30, 2003 versus zero for the same periods in 2002.

     General and administrative expenses for the six months ended June 30, 2003 were $546,000 compared to $220,000 for the comparable period in 2002. Salaries and benefits increased $175,000 from the first half of 2002 compared to the same period in 2003 due to the salaries and benefits of the administrative employees at White Cliffs, the addition of one employee at headquarters, and other general salary increases. Legal and accounting fees for the first half of 2003 were $107,000 compared to $40,000 for the first half of 2002 due to the merger of APMI and AGMI, the restructuring of APMI and overall increased business activity. Insurance costs increased $19,000 due to higher directors and officers insurance premiums and additional coverage due to the equipment, property and liability insurance at White Cliffs. During the first half of 2003, the Company incurred $16,000 in business development costs to explore business opportunities to advance the Company's interests, while there were no business development costs during the same period in 2002. Director's fees and expenses decreased from $24,000 to $14,000 due to less board and committee meetings in the first half of 2003 over the same period in 2002. Rents and office administration costs for the first half of 2003 have increased $17,000 from the same period in 2002 due to the incremental cost of having offices in both Colorado and Arizona due to the White Cliffs operation.

     General and administrative expenses for the three-month period ended June 30, 2003 were $293,000 compared to $133,000 for the comparable period in 2002, resulting in an increase in costs during the quarter of $160,000. The increases in costs during the quarter are primarily due to higher salaries and benefit costs of $90,000 due to the additional employees at White Cliffs and Atlas during second quarter 2003 versus the same period in 2002 as well as higher legal and accounting fees for the second quarter 2003 of $44,000 versus $9,000 during the same period in 2002 due to the increased work associated with the restructuring of APMI and the merger with WGR.

     Interest income was $1,000 for both the three-month and six-month period ended June 30, 2003, compared to $4,000 and $5,000 for the three-month and six-month period ended June 30, 2002. Interest was higher in 2002 due to slightly larger cash balances available for investment.

     During the first half of 2003, the Company recognized a gain on the settlement of environmental liability claims of $16,000 and also recognized as other income the release of $30,000 from a trust account, which was held pending proof of compliance with Canadian tax authorities. During the same period in 2002, the Company recognized a gain from the settlement of CGL claims of $66,000.


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

           None

Item 5. Other Information
        -----------------

           None

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

a.   Exhibits

     ----- ---------------------------------------------------------------------
     31.1  Certification  of Chief  Executive  Officer  pursuant to
           Rule 13A-14 or 15D-14 of the Securities  Exchange Act of 1934.
     ----- ---------------------------------------------------------------------
     31.2  Certification  of Chief  Financial  Officer  pursuant to
           Rule 13A-14 or 15D-14 of the Securities  Exchange Act of
           1934.
     ----- ---------------------------------------------------------------------
     32.1  Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.
     ----- ---------------------------------------------------------------------
     32.2  Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.
     ----- ---------------------------------------------------------------------


b.   Reports on Form 8-K

       ------------------------------- ----------------------------------------------------------------------
       Date Filed on Form 8-K
       ------------------------------- ----------------------------------------------------------------------
       January 9, 2003                 Press Release dated January 8, 2003,  announcing that the Company had restructured  the Option  Agreement  for sale of the Grassy  Mountain property to Seabridge  Gold, Inc.  (f/k/a  Seabridge  Resources Inc.)
                                       and had also  assigned  the option held by the  Company for  possible merger with Western Gold  Resources,  Inc. whose primary asset is the
                                       Estrades  polymetallic  mine located in Quebec,  to its  wholly-owned subsidiary, Atlas Precious Metals Inc.
       ------------------------------- ----------------------------------------------------------------------
       April 17, 2003                  Press  Release  dated April 7, 2003,  wherein  the Company  announced that,  through its  wholly-owned  subsidiary,  APMI, it completed the sale of the Grassy  Mountain gold property  located in eastern Oregon to Seabridge Gold Inc. (formerly Seabridge Gold Resources,  Inc.) and
                                       its    wholly-owned    subsidiary,    Seabridge   Gold    Corporation
                                       (collectively "Seabridge").
       ------------------------------- ----------------------------------------------------------------------
       July 9, 2003                    Press  Release  dated June 18,  2003,  announcing  that the  Company, through its wholly-owned Mexican subsidiary,  Minerales Atlas S.A. de
                                       C.V.,  executed a six-month  option to purchase the La Barra fluorite property located approximately 50 miles south of Douglas, Arizona.
       ------------------------------- ----------------------------------------------------------------------





       August 7, 2003                  On July  23,  2003,  Atlas  Minerals  Inc.,  a  Colorado  corporation
                                       ("AMI"),  through a wholly owned  subsidiary,  Atlas Precious  Metals
                                       Inc., a Nevada  corporation,  ("APMI" or the  "Company")  consummated the transactions  contemplated  under a definitive  Amended Agreement and  Plan of  Merger  dated as of June 30,  2003,  (the  "Agreement")
                                       between  the  Company and Western  Gold  Resources,  Inc.,  a Florida
                                       corporation,  ("WGR" or  "Seller"),  pursuant to which WGR was merged with  and  into  the  Company,  with  the  Company  remaining  as the surviving entity (the "Merger").
       ------------------------------- ----------------------------------------------------------------------
       August 7, 2003                  Press  Release  dated August 5, 2003,  announcing  that,  through its subsidiary,  Atlas  Precious  Metals  Inc.  ("APMI")  or  with  Atlas
                                       Minerals  collectively  referred to as "Atlas") it has  completed the acquisition  of  100%  of the  outstanding  shares  of  Western  Gold
                                       Resources,  Inc. ("Western Gold"), a private Florida company, and the corresponding  merger  of  Western  Gold  with  and  into  APMI  (the
                                       "Merger"), with APMI remaining as the surviving corporation.
       ------------------------------- ----------------------------------------------------------------------



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ATLAS MINERALS INC.
                                     -------------------
                                       (Registrant)


Date: August 13, 2003                By:  /s/ H.R. (Roy) Shipes
                                          ---------------------
                                          H.R. (Roy) Shipes
                                          Chief Executive Officer


Date: August 13, 2003                By:  /s/ Gary E. Davis
                                          -----------------
                                          Gary E. Davis
                                          President and Chief Financial Officer