Form 10QSB
period 2003-11-18
ATLAS MINERALS INC
filed 2003-11-19
CIK 8302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

COMMISSION FILE NO. 1-2714

(Mark One)

(X)

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003 or

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

(Issuer’s telephone number)

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

Yes   X   No

As of November 13, 2003, 6,165,236 shares of Common Stock, par value $0.01 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes        No   X

#

INDEPENDENT ACCOUNTANTS’ REPORT

The Board of Directors and Stockholders

Atlas Minerals Inc.

We have reviewed the accompanying consolidated balance sheet of Atlas Minerals Inc. and subsidiaries as of September 30, 2003 and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2003 and 2002 and cash flows for the nine-month periods ended September 30, 2003 and 2002. These interim consolidated financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Atlas Minerals Inc. as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows (not presented herein) for the year then ended; and in our report dated March 20, 2003, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.

HORWATH GELFOND HOCHSTADT PANGBURN, P.C.

/s/ Horwath Gelfond Hochstadt Pangburn, P.C.

Denver, Colorado

November 18, 2003

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Atlas Minerals Inc.

Consolidated Balance Sheets

(in Thousands, Except Share Data)

	September 30,	December 31,
	2003	2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 12	$ 396
Trade and other accounts receivable	14	25
Inventories	24	45
Prepaid expenses and other current assets	16	21
Assets held for sale	-	580
Total current assets	66	1,067
Property, plant and equipment	210	210
Less: accumulated depreciation, depletion and amortization	(43)	(19)
	167	191
Other assets	-	4
Restricted cash equivalents and securities	46	45
Deferred acquisition costs	10	86
Deferred financing costs	21	-
Investment in affiliate	393	-
Assets held for sale	-	413
	$ 703	$ 1,806

LIABILITIES
Current liabilities:
Trade accounts payable	$ 54	$ 149
Accrued liabilities	96	44
Estimated reorganization liabilities	-	406
Total current liabilities	150	599

Estimated reorganization liabilities	175	12
Deferred gain	-	44
Other liabilities, long-term	123	129
Total long-term liabilities	298	185
Total liabilities	448	784

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, par $1 per share; authorized 1,000,000; no shares issued and outstanding	-	-
Common stock, par value $0.01 per share; authorized 100,000,000; issued and outstanding, 6,165,000 and 5,915,000 at September 30, 2003 and December 31, 2002, respectively	62	59
Common stock subscribed, 100,000 shares	25	-
Capital in excess of par value	3,007	2,980
Deficit	(2,839)	(2,017)
Total stockholders’ equity	255	1,022
	$ 703	$ 1,806
See notes to consolidated financial statements.

#

Atlas Minerals Inc.

Consolidated Statements of Operations

(In Thousands, Except Per Share Data, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Mining revenue	$ -	$ 5	$ 5	$ 5

Costs and expenses:
Production costs	22	48	92	48
Depreciation, depletion and amortization	8	4	24	4
General and administrative expenses	171	213	717	433

Gross operating loss	(201)	(260)	(828)	(480)

Other (income) and expense:

Interest income	(1)	(2)	(2)	(7)
Impairment of assets held for sale	-	60	-	60
Gain on settlement of environmental liability Claims	-	-	(16)	-
Gain on settlement of CGL claims	-	-	-	(66)
Loss from investment in affiliate	43	-	43	-
Other	1	-	(31)	-
Total other (income) loss	43	58	(6)	(13)
Loss before income taxes	(244)	(318)	(822)	(467)

Provision for income taxes	-	-	-	-

Net loss	$ (244)	$ (318)	$ (822)	$ (467)

Basic and diluted loss per share of common stock	$ (0.04)	$ (0.05)	$ (0.14)	$ (0.08)

Weighted average number of common shares outstanding	6,031	5,963	5,962	6,028

See notes to consolidated financial statements.

#

 Atlas Minerals Inc.

Consolidated Statements of Cash Flows

(In Thousands, Unaudited)

	Nine Months Ended September 30,
	2003		2002

Operating activities:
Net loss	$ (822)		$ (467)
Add (deduct) non-cash items:
Impairment of assets held for sale	-		60
Gain on settlement of CGL and environmental claims	(16)		(66)
Shares issued for services	9	-	-
Depreciation, depletion and amortization	24		4
Loss from investment in affiliate	43		-
Net change in non-cash items related to operations, net of
effects from deconsolidation of APMI in 2003 (Note 3)	66		(190)
Cash used in operating activities	(696)		(659)

Investing activities:
Additions to property, plant and equipment	-		(201)
Investment in CGL claims receivable	-		(24)
Investment in assets held for sale	(65)		(71)
Settlement of estimated reorganization liabilities			(50)
Deferred acquisition costs	(166)		(45)
Cash effects of deconsolidation of APMI	(76)		-
Receipt of receivable from APMI	76		-
Proceeds from settlement of environmental claims	16		-
Proceeds from settlement of CGL receivable	-		1,639
Proceeds from sale of assets held for sale	622		60
Cash provided by investing activities	407		1,308

Financing activities:
Deferred financing costs	(21)		-
Proceeds from exercise of stock options	21		-
Proceeds from subscription of common shares	50		-
Payment of estimated reorganization liabilities	(145)		(650)
Cash used in financing activities	(95)		(650)

Decrease in cash and cash equivalents	(384)		(1)

Cash and cash equivalents:
Beginning of period	396		417

End of period	$ 12		$ 416

See notes to consolidated financial statements.

#

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles for complete financial statements generally accepted in the United States of America.  There has not been any change in the significant accounting policies of Atlas Minerals Inc. (the “Company”) for the periods presented.

In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results for these interim periods are not necessarily indicative of results for the entire year.  These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

1.

The accompanying consolidated financial statements include the accounts of Atlas Minerals Inc. (“Atlas”) and its subsidiaries as follows:  White Cliffs Mining, Inc., a wholly-owned subsidiary in which the White Cliffs property is held and Minerales Atlas S.A. de C.V., a wholly-owned Mexican subsidiary incorporated during the second quarter of 2003.  Effective June 30, 2003, the Company’s investment in Atlas Precious Metals Inc. (“APMI”) is reported on the equity method due to the Company’s ownership decreasing to 28% from its previously held 97% (see Note 4).  The results of APMI’s operations for the six months ended June 30, 2003 are included in the Company’s consolidated statement of operations.   The Company’s recorded investment in affiliate at September 30, 2003 consists of $243,000 of advances and receivables due from APMI in addition to the Company’s $193,000 investment in APMI (which represents the retained earnings of APMI on June 30, 2003, prior to its merger with Western Gold Resources), less $43,000, which represents the Company’s proportionate share of APMI losses for the three months ended September 30, 2003.  Summary information of the results of operation of AMPI for the three months ended September 30, 2003, is as follows:

                                    (unaudited in thousands)

Sales	$ -
Operating expenses	154
Net loss	154

3.

The components of the net change in items other than cash related to operating activities, net of effects from deconsolidation of APMI in 2003, as reflected in the Consolidated Statements of Cash Flows are as follows:

	Nine Months Ended September 30,
(in thousands)	2003	2002
Add (deduct) items other than cash:
Accounts receivable	$ 11	$ (7)
Inventories	21	-
Prepaid expenses and other current assets	4	(35)
Trade accounts payable	(37)	(99)
Accrued liabilities	42	(39)
Restricted cash	(1)	-
Other liabilities, long-term	26	(10)
	$ 66	$ (190)

There were no cash payments made for interest or income taxes during the nine months ended September 30, 2003 and 2002.

1.

In September 2002, the Company signed a 120-day exclusive option agreement to acquire 100% of the outstanding shares of Western Gold Resources, Inc. (“WGR”), a private Florida company whose primary asset is the Estrades polymetallic mine. The option agreement was subsequently amended on January 3, 2003 to extend the option period until March 31, 2003 and to transfer all rights under the option agreement to APMI. At this time the Company paid WGR an additional $50,000 for such extension and transfer of rights.  The option agreement was again amended on March 31, 2003 to further extend the option period until June 30, 2003 at no additional cost.

During July 2003, a definitive Amended Agreement and Plan of Merger (the “Agreement”) effective June 30, 2003 was consummated.  Under the terms of the Agreement, APMI acquired all the outstanding common shares of WGR (14,499,700 shares) in exchange for the issuance of approximately 17,400,000 shares of APMI common stock, cash of $24,000 and a promissory note payable to the primary shareholders of WGR, H.R. and Eileen A. Shipes (“Shipes’”) (H.R. Shipes is also the Company’s Chief Executive Officer) in the amount of $64,000.  The Agreement also contains a separate repurchase agreement whereby APMI repurchased 2,400,000 common shares of APMI’s post-transaction common stock from Shipes in exchange for a $1,136,000 promissory note payable.  As a result of the Agreement, the Company’s ownership in APMI is approximately 28% as of June 30, 2003 and on that date the Company has begun to account for its investment in APMI under the equity method of accounting.

2.

During March 2003, the Company reached a settlement agreement with a group of the Company’s excess insurance carriers relating to environmental liability claims.  The net proceeds from this settlement totaled approximately $16,000 and were recorded as a gain from settlement of environmental liability claims.

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

7.

On March 26, 2003, stock options for 50,000 shares were granted to an employee under the Atlas Minerals Inc. 2001 Stock Option Plan.  The options granted were at an exercise price of $0.22, the quoted market price of the Company’s shares at the date of grant, and expire on March 26, 2008.  Had compensation expense been determined as provided in SFAS No. 123 using the Black-Scholes option-pricing model, the pro forma effect of options issued during the nine months ended September 30, 2003 would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2003	2002	2003	2002
Net loss	$ (244)	$ (318)	$ (822)	$ (467)

ADD: Stock-based employee compensation included in reported net income, net of related tax effects	-	-	-	-

DEDUCT: Total stock-based employee compensation expense determined under fair value based method for all award, net of related tax effects	-	-	(11)	-
Pro forma net loss	$ (244)	$ (318)	$ (833)	$ (467)
Loss per share:
Basic and diluted – as reported	$ (0.04)	$ (0.05)	$ (0.14)	$ (0.08)
Basic and diluted – pro forma	$ (0.04)	$ (0.05)	$ (0.14)	$ (0.08)

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

1.

During second quarter the Company incorporated a wholly-owned subsidiary, Minerales Atlas S.A. de C.V., in Mexico.   The Company subsequently executed a six-month option to purchase the La Barra fluorite property located 50 miles south of Douglas, Arizona, near Esqueda, Sonora, Mexico.  The Company has incurred $10,000 of deferred acquisition costs related to this option

2.

During the third quarter the Chief Executive Office and the Chief Financial Officer of the Company exercised options previously issued under the Atlas Minerals Inc. 2001 Stock Option Plan.  Each of the officers exercised 50,000 options priced at $.09 per share and 50,000 options priced at $.12 per share for a total of 200,000 shares, netting the Company $21,000.

3.

During the third quarter the Company raised $50,000 through two separate private placements of 100,000 common shares each, priced at $0.25 per share.  In November 2003, 100,000 shares were issued to one of the individuals under the terms of the agreement.  These shares are classified as common stock subscribed on the accompanying consolidated balance sheet.    The other individual has asked for the $25,000 to be returned for her subscription for 100,000 shares.  The Company is currently in negotiations with the individual. Accrued liabilities at September 30, 2003 include $25,000 for the potential ~~contingent~~ return of this subscription.

4.

In August 2003, the Company retained the services of IBK Capital Corp. of Toronto, Ontario, Canada to assist the Company in raising up to $2.5 million through a private placement of common stock or some other financing arrangement.  The Company has incurred $21,000 of deferred financing costs, which will be offset against any future equity proceeds.  If the Company is unsuccessful in raising the capital, the deferred financing costs will be expensed.

Item 2.

Management's Discussion and Analysis

“SAFE HARBOR” STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

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

RECENT EVENTS

On September 22, 1998, Atlas filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Colorado. On January 26, 1999, APMI and AGMI also filed petitions for relief under Chapter 11.  On December 11, 1999, the Bankruptcy Court approved the Reorganization Plan of Atlas, APMI and AGMI (the “Reorganized Company”).  Having consummated the Reorganization Plan, Atlas, APMI and AGMI emerged from Chapter 11 on January 10, 2000.  Final decrees were issued by the Bankruptcy Court officially closing the APMI and AGMI cases on November 8, 2000 and the Atlas case effective December 31, 2001.

As a result of the bankruptcy proceedings, the majority of any remaining claims against the Company are unsecured claims (the “Creditors”).  Under the Reorganization Plan, these claims received stock representing 67.5% of the Reorganized Company.  In addition, the Creditors could receive future cash distributions upon the sale of certain assets of the Reorganized Company, including the possible salvaging of the Company’s Gold Bar mill facility and related assets located near Eureka, Nevada and the sale of the Company’s Grassy Mountain property located in eastern Oregon (of which Creditors would receive approximately 45.9% and 65.4%, respectively, of net proceeds after payment of certain general and administrative costs).

The Reorganization Plan also provided for the distribution of stock representing 12.5% of the Reorganized Company to the then-Management and employees of the Company as recognition for their efforts in the reorganization process and 2.5% to each of ACSTAR and Moab Reclamation Trust for assumption by them of certain future liabilities relating to the environmental cleanup and reclamation of various of the Company’s mine sites. The remaining 15% of the Reorganized Company remains with the equity holders of the Predecessor Entity, which ceased to exist on December 11, 1999 when the Reorganized Company came into existence.

In July 2001, an agreement was reached with TRW, Inc. (“TRW”) to settle the one remaining adversary proceeding.  Under the terms of the agreement, the Company agreed to make a total cash payment of $30,000 to TRW in three equal installments due in October 2001, January 2002, and April 2002.  In exchange, TRW agreed to transfer back to the Company all common stock of the Company (146,415 shares) owned by it upon payment of the final installment.  This matter was finalized in July 2002 and the returned shares were subsequently cancelled by the Company effective in August 2002.

During 2001 and through April 10, 2002, the Company reached final settlement agreements with all insurance carriers regarding the ongoing CGL Claims, which the Company had against various insurance carriers for their failure to cover certain environmental costs previously incurred by the Company that were the result of permitting and remediation activities at the Company’s past-producing uranium processing mill in Utah. Effective May 2002, cash settlement amounts had been received from all such carriers providing the Company in aggregate $2,373,000 net proceeds for the years 2001 and 2002.  The net proceeds exceeded the carrying amount of the CGL Claims resulting in a gain of $66,000 and $455,000 being recognized in 2002 and 2001, respectively.

In June 2002, the Company purchased the White Cliffs Diatomite Mine and processing facilities located approximately 30 miles north of Tucson, Arizona (“White Cliffs”).  The property, which has been dormant for several years, consists of approximately 3,200 acres of unpatented placer claims, a fully permitted mine and a processing plant with a nominal annual capacity of at least 50,000 tons of finished product.

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

In September 2002, the Company entered into a 120-day exclusive option agreement (the “Option Agreement”) to acquire 100% of the outstanding shares of Western Gold Resources, Inc. (“WGR”), a private Florida company whose primary asset is the Estrades polymetallic mine located in northwestern Quebec.  In January 2003, this Option Agreement was amended extending the option period to March 31, 2003, and transferring all rights under the Option Agreement to APMI.  At this time, the Company paid WGR an additional $50,000 for such extension and transfer of rights.  The Option Agreement was again amended during March 2003 to further extend the option period to June 30, 2003, at no additional cost.  This merger was subsequently completed effective June 30, 2003 (see further discussion below).

During 2002, the Company entered into transactions with the Pension Benefit Guaranty Corporation (“PBGC”), U.S. Fire Insurance Company (“US Fire”) and Newmont Grassy Mountain Corporation (“Newmont”) whereby the Company effectively settled a portion of its “estimated reorganization liabilities”.  The Company paid $50,000, $7,000 and $2,000 to PBGC, Newmont and US Fire, respectively, in exchange for each company’s rights to receive future creditor distributions under APMI’s and AGMI’s Reorganization Plan as well as to acquire the portion of APMI’s and AGMI’s outstanding common stock owned by PBGC, US Fire and Newmont.  As a result of these transactions, the Company controlled 100% of the voting stock of each AGMI and APMI.

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

Currently the U.S. consumes approximately 600,000 tons of fluorite per annum.  In 2001, all consumption was from imports, primarily from China (66%), South Africa (23%) and Mexico (11%). There are three grades of fluorite – acid grade (containing more than 97% CaF2), ceramic grade (85% to 95% CaF2), and metallurgical grade (60% to 85% CaF2).  Nearly 80% of U.S. consumption is for the production of hydrofluoric acid, primarily in Louisiana and Texas, and aluminium fluoride in Texas.  The 2001 average U.S. Gulf import price for acid grade product was approximately $150 per ton with metallurgical grade averaging $115 per ton FOB millsite in Tampico, Mexico.  Given the apparent high grade of the La Barra fluorite and its proximity and access to the U.S. Gulf Coast, the Company believes that it could have a competitive advantage in supplying product to the southern U.S. markets.

During July 2003 a definitive Amended Agreement and Plan of Merger (the “Agreement”) effective June 30, 2003 was consummated between APMI and Western Gold Resources, Inc. (“WGR”).  Under the terms of the Agreement, APMI acquired all the outstanding common shares of WGR (14,499,700 shares) in exchange for the issuance of approximately 17,400,000 shares of APMI common stock (which represents 72% of post transaction outstanding common stock of APMI), cash of $24,000 and a promissory note payable to the primary shareholders of WGR, H.R. and Eileen A. Shipes (“Shipes’”) (H.R. Shipes is also the Company’s Chief Executive Officer), in the amount of $64,000. The Agreement also contains a separate repurchase agreement whereby APMI has agreed to repurchase 2,400,000 common shares of APMI’s post-transaction common stock from Shipes in exchange for a $1,136,000 promissory note payable to the Shipes.  As a result of the Agreement, the Company’s ownership in APMI is approximately 28% as of June 30, 2003.

Effective September 23, 2003, the Company signed an agreement (the “Toro Agreement”) with Toro Mining & Minerals, Inc. (“Toro”) for the purchase of 880,000 shares of common stock of Toro representing 88% of the outstanding shares of Toro.  Per the Toro Agreement, the final acquisition was conditional on the Company successfully completing a financing adequate to effect closing, scheduled for October 15, 2003.  Given, however, that the Company was unable to raise the necessary financing by the closing date, the agreement became null and void.

On October 1, 2003, the Company signed a consulting agreement with an independent third party to assist the Company, among other matters, with strategic planning and development policies regarding the Company’s mining claims, mining properties and markets for industrial mineral products.  Under the terms of the contract the Company agreed to issue the consultant 300,000 shares of stock to be subsequently registered as free trading through the filing of a future S-8 Registration Statement.

Effective October 27, 2003, the Company’s Board of Directors accepted the resignation of H. R. Shipes as Chief Executive Officer.  Mr. Shipes resigned due to potential conflict of interest matters between the Company and Atlas Precious Metals Inc. of which he is President and Chief Executive Officer.  The Board appointed Gary E. Davis as the Acting Chief Executive Officer.

Effective October 31, 2003, the Company temporarily ceased operations at the White Cliffs mine and mill complex and terminated all White Cliffs’ employees.  These actions were taken to conserve cash given that the ongoing operation was resulting in negative cash flow.  The Company will evaluate the White Cliffs operation and assets during the fourth quarter of 2003 to determine whether an impairment in its carrying value is required.  Should the Company be successful in raising funds adequate to make certain equipment modifications to the existing mill, estimated to cost approximately $200,000, Management believes that operations can be resumed at White Cliffs with positive cash flow being generated in the near term.

Also on October 31, 2003, the Company received notice from David Groshoff, who resigned as a Director of the Company.

It is the intention of Management for the Company to remain in the business of development and exploitation of natural resource properties, primarily in the sectors of industrial minerals, base metals, and precious metals.  Given its current financial situation, the Company will most likely in the near future, however, be diligently evaluating ways to monetize its current mineral holdings, possibly through joint ventures and outright sales of properties and equipment.

CAPITAL RESOURCE REQUIREMENTS

LIQUIDITY

As of September 30, 2003, the Company’s working capital deficit was $84,000, compared to a surplus of $468,000 as of December 31, 2002.    The Company’s cash balance decreased from $396,000 at December 31, 2002 to $12,000 at September 30, 2003.  The decrease of $384,000 was primarily the result of utilizing cash to fund operating activities for the first nine months of the year of $696,000.  Proceeds from the gain on settlement of environmental liability claims and the sale of assets held for sale were $16,000 and $622,000, respectively, and proceeds from the exercise of stock options and stock subscriptions totaled $71,000; however, this amount was offset by expenses for the sale of assets held for sale of $65,000 and the deferred acquisition costs related to Estrades of $136,000 (incurred prior to the WGR transaction) and exploration of certain Mexican properties of $30,000.  The Company also paid $145,000 in creditor distributions due to the sale of the Grassy Mountain property in April 2003.

Should funds be available, during the next twelve months approximately $200,000 could be required in support of the White Cliffs diatomite operation.  Such funds would be used to modify mill operations to ensure that specifications of existing products can be continuously met and to allow the production of new product lines. An additional $50,000 could be required for drilling, assaying, testing, and permitting of a new quarry adequate to sustain production under a 20-year mine plan. As insufficient funds were available to conduct these activities as of October 31, 2003, and as the ongoing operation was resulting in negative cash flow, the Company temporarily ceased operations of the facility to conserve cash.

During the fourth quarter, 2003, it is the intention of the Company to perform adequate work on the La Barra fluorite property to be able to determine whether the option to purchase the property should be exercised.  Depending on the detail of the work performed and assuming funds are available, the Company could require up to $150,000 for review of existing data, drilling, testing, assaying, and completing preliminary mine and mill design, including $20,000 for final acquisition of the property.

In 2003, the Company also entered into a two-year non-cancelable lease commitment for office space that expires in January 2005. Payments on this lease total $26,000 in 2003, $29,000 in 2004, and $2,000 in 2005.

To support the above activities and commitments, the Company will need to seek additional financing including loans against the aforementioned assets, equity financing or project financing. On August 1, 2003, the Company signed an agreement with IBK Capital Corp. of Toronto, Ontario, Canada, whereby IBK Capital will assist the Company in raising up to $2.5 million through a private placement of common stock or some other financing arrangement on terms and conditions acceptable to the Company.  At this time, no substantial financing has been completed and there is no assurance that these or any efforts to raise financing will be successful.  If additional money is not raised by the end of the fourth quarter 2003, the Company may be forced to liquidate all of its existing assets and possibly seek some form of dissolution of the corporate entity.

RESULTS OF OPERATIONS

The Company had revenues from production of diatomite at the White Cliffs property, which commenced mining operations in August 2002, of zero and $5,000 during the three-month and nine-month periods ended September 30, 2003 compared to $5,000 and $5,000 for the comparable periods in 2002.  Production costs were $22,000 and $92,000 for the three-month and nine-month periods ended September 30, 2003 versus $48,000 and $48,000 for the same periods in 2002.

General and administrative expenses for the nine months ended September 30, 2003 were $717,000 compared to $433,000 for the comparable period in 2002.  Salaries and benefits increased $172,000 from the first nine months of 2002 compared to the same period in 2003 due to the salaries and benefits of the administrative employees at White Cliffs, the addition of one employee at headquarters, and other general salary increases.  Legal and accounting fees for the first nine months of 2003 were $123,000 compared to $61,000 for the first nine months of 2002 due to the merger of APMI and AGMI, the restructuring of APMI and overall increased business activity in 2003.  Insurance costs increased $24,000 due to higher directors and officers insurance premiums and additional coverage due to the equipment, property and liability insurance at White Cliffs.  During the first nine months of 2003, the Company incurred $17,000 in business development costs to explore business opportunities to advance the Company’s interests, while $4,000 was spent during the same period in 2002.  Director’s fees and expenses decreased from $33,000 to $19,000 due to fewer ~~less~~ board and committee meetings in the first nine months of 2003 over the same period in 2002.  Rents and office administration costs for the first nine months of 2003 have increased $25,000 from the same period in 2002 due to the incremental cost of having offices in both Colorado and Arizona due to the White Cliffs operation.

General and administrative expenses for the three-month period ended September 30, 2003 were $171,000 compared to $213,000 for the comparable period in 2002, resulting in a decrease in costs during the quarter of $42,000.  The decreases in costs during the quarter are primarily due to lower professional costs of $27,000 for the ~~first nine~~ three months ended September ~~of~~ 2003 versus $42,000 during the same period in 2002 due to the hiring of contractors at White Cliffs to help in the start up of the mine during the third quarter in 2002.  Shareholder related expenses decreased from $8,900 for the third quarter 2002 to $225 for the same period in 2003 due to the fact that the annual meeting was held in the second quarter in 2003 while in the previous year it was held in the third quarter.  Legal and accounting fees were lower in the third quarter 2003 by $4,700 over the same period in 2002 due to limited business activity in 2003.

Interest income was $1,000 and $2,000 for the three-month and nine-month period ended September 30, 2003, compared to $2,000 and $7,000 for the three-month and nine-month period ended September 30, 2002.  Interest was higher in 2002 due to slightly larger cash balances available for investment.

During the first nine months of 2003, the Company recognized a gain on the settlement of environmental liability claims of $16,000 and also recognized as other income the release of $30,000 from a trust account, which was held pending proof of compliance with Canadian tax authorities.  Offsetting the other income during the three-month and nine-month period ended September 30, 2003 was the Company’s loss due to its equity investment in APMI.  During the same period in 2002, the Company recognized a gain from the settlement of CGL claims of $66,000.

Item 3.

Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report.  Based on that review and evaluation, the CEO and CFO have concluded that Company's current disclosure controls and procedures, as designed and implemented, were effective.  There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.  There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

None

Item 2.

Changes in Securities

None

Item 3.

Defaults upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

None

Item 5.

Other Information

None

Item 6.

Exhibits and Reports on Form 8-K

a.

Exhibits

31	Certification pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934.
32	Certification pursuant to 18 U.S.C. 1350.

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

April 17, 2003

Press Release dated April 7, 2003, wherein the Company announced that, through its wholly-owned subsidiary, APMI, it completed the sale of the Grassy Mountain gold property located in eastern Oregon to Seabridge Gold Inc. (formerly Seabridge Gold Resources, Inc.) and its wholly-owned subsidiary, Seabridge Gold Corporation (collectively “Seabridge”).

July 9, 2003

Press Release dated June 18, 2003, announcing that the Company, through its wholly-owned Mexican subsidiary, Minerales Atlas S.A. de C.V., executed a six-month option to purchase the La Barra fluorite property located approximately 50 miles south of Douglas, Arizona.

August 7, 2003

On July 23, 2003, Atlas Minerals Inc., a Colorado corporation (“AMI”), through a wholly owned subsidiary, Atlas Precious Metals Inc., a Nevada corporation, (“APMI” or the “Company”) consummated the transactions contemplated under a definitive Amended Agreement and Plan of Merger dated as of June 30, 2003, (the “Agreement”) between the Company and Western Gold Resources, Inc., a Florida corporation, (“WGR” or “Seller”), pursuant to which WGR was merged with and into the Company, with the Company remaining as the surviving entity (the “Merger”).

August 7, 2003

Press Release dated August 5, 2003, announcing that, through its subsidiary, Atlas Precious Metals Inc. (“APMI”) or with Atlas Minerals collectively referred to as “Atlas”) it has completed the acquisition of 100% of the outstanding shares of Western Gold Resources, Inc. (“Western Gold”), a private Florida company, and the corresponding merger of Western Gold with and into APMI (the “Merger”), with APMI remaining as the surviving corporation.

September 26, 2003

Press Release dated September 25, 2003, announcing that the Company reached an agreement to purchase the majority (88%) of the outstanding common shares of Toro Mining and Minerals, Inc. (“Toro”), which owns the Toro perlite property located approximately 37 miles northwest of Deming, New Mexico.  The final acquisition is conditional on the Company successfully completing a financing adequate to effect closing, scheduled for October 15, 2003, or sooner pending the availability of funds.  The Company has retained IBK Capital Corp. of Toronto to assist with such financing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLAS MINERALS INC.
(Registrant)

Date: November 18, 2003	By:	/s/ Gary E. Davis Gary E. Davis President and Chief Financial Officer

#