Form 10QSB/A
period 2003-11-21
ATLAS MINERALS INC
filed 2003-11-21
CIK 8302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

AMENDMENT NO.1

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

EXPLANATORY NOTE
This Amendment to the Company's Quarterly Report on Form 10QSB for the quarter ended September 30, 2003, is filed for the purpose of correcting certain typographical mistakes incurred when a non-final draft of the Report was erroneously filed.   None of the revisions impact or change previously reported financial data for any period as contained in the Report as originally filed.

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

11.

During the third quarter the Chief Executive Office and the Chief Financial Officer of the Company exercised options previously issued under the Atlas Minerals Inc. 2001 Stock Option Plan.  Each of the officers exercised 50,000 options priced at $.09 per share and 50,000 options priced at $.12 per share for a total of 200,000 shares, netting the Company $21,000.

12.

During the third quarter the Company raised $50,000 through two separate private placements of 100,000 common shares each, priced at $0.25 per share.  In November 2003, 100,000 shares were issued to one of the individuals under the terms of the agreement.  These shares are classified as common stock subscribed on the accompanying consolidated balance sheet.    The other individual has asked for the $25,000 to be returned for her subscription for 100,000 shares.  The Company is currently in negotiations with the individual. Accrued liabilities at September 30, 2003 include $25,000 for the potential return of this subscription.

13.

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

General and administrative expenses for the nine months ended September 30, 2003 were $717,000 compared to $433,000 for the comparable period in 2002.  Salaries and benefits increased $172,000 from the first nine months of 2002 compared to the same period in 2003 due to the salaries and benefits of the administrative employees at White Cliffs, the addition of one employee at headquarters, and other general salary increases.  Legal and accounting fees for the first nine months of 2003 were $123,000 compared to $61,000 for the first nine months of 2002 due to the merger of APMI and AGMI, the restructuring of APMI and overall increased business activity in 2003.  Insurance costs increased $24,000 due to higher directors and officers insurance premiums and additional coverage due to the equipment, property and liability insurance at White Cliffs.  During the first nine months of 2003, the Company incurred $17,000 in business development costs to explore business opportunities to advance the Company’s interests, while $4,000 was spent during the same period in 2002.  Director’s fees and expenses decreased from $33,000 to $19,000 due to fewer board and committee meetings in the first nine months of 2003 over the same period in 2002.  Rents and office administration costs for the first nine months of 2003 have increased $25,000 from the same period in 2002 due to the incremental cost of having offices in both Colorado and Arizona due to the White Cliffs operation.

General and administrative expenses for the three-month period ended September 30, 2003 were $171,000 compared to $213,000 for the comparable period in 2002, resulting in a decrease in costs during the quarter of $42,000.  The decreases in costs during the quarter are primarily due to lower professional costs of $27,000 for the three months ended September 2003 versus $42,000 during the same period in 2002 due to the hiring of contractors at White Cliffs to help in the start up of the mine during the third quarter in 2002.  Shareholder related expenses decreased from $8,900 for the third quarter 2002 to $225 for the same period in 2003 due to the fact that the annual meeting was held in the second quarter in 2003 while in the previous year it was held in the third quarter.  Legal and accounting fees were lower in the third quarter 2003 by $4,700 over the same period in 2002 due to limited business activity in 2003.

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