Form 10KSB
period 2003-12-31
ATLAS MINERALS INC
filed 2004-04-14
CIK 8302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal Year Ended December 31, 2003

COMMISSION FILE NO. 1-2714

ATLAS MINERALS INC.
 (Exact name of Registrant as specified in its charter)

COLORADO (State or other jurisdiction of incorporation or other jurisdiction)	84-1533604 (I.R.S. Employer Identification Number)

10920 W. Alameda Ave., Ste 205, Lakewood, CO 80226           (303) 292-1299
(Address including zip code, area code and
telephone number of Registrant’s principal executive offices)

    Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered
Common Stock, par value $0.01 per share	OTCBB

     Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [    ]

Issuer’s revenues for its most recent fiscal year were $8,000

Aggregate market value of 4,886,177 shares of Common Stock held by non-affiliates of the Registrant as of April 12, 2004 was $732,900.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes  [X]  No  [   ]

As of April 12, 2004 Registrant had outstanding 6,765,236 shares of Common Stock, $0.01 Par Value, its only class of voting stock.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format Yes [   ] No [X]

INDEX

Page
PART I

Item 1.	Description of Business	1
Item 2.	Description of Properties	6
Item 3.	Legal Proceedings	11
Item 4.	Submission of Matters to a Vote of Security Holders	11

PART II

PART III

FORWARD LOOKING STATEMENTS

This annual report on Form 10-KSB contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Atlas Minerals Inc. Inc. is referred to herein as “we” or “our”.  The words or phrases “believe,” “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks, assumptions and uncertainties, including, without limitation, our present financial condition and the risks and uncertainties concerning the availability of additional capital as and when required; the speculative nature of mineral exploration, commodity prices, and production and reserve estimates; environmental and governmental regulations; competitive pressures; general economic conditions and other factors, including the risk factors set forth below and elsewhere in this report (See Description of Business – Risk Factors in Part I, Item 1; See also, Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 6) Statements made herein are as of the date of the filing of this Form 10-KSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date.  Unless as may otherwise be required by applicable law, we do not undertake, and specifically disclaims any obligation, to update any forward-looking statements contained in this Form 10-KSB to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General Description

Atlas Minerals Inc. (formerly Atlas Corporation) is principally engaged in the exploration, development and exploitation of mineral properties and is actively in the process of identifying new acquisition opportunities in the natural resource sector. Throughout this document, use of the term “Predecessor Entity” refers to Atlas Corporation prior to December 11, 1999 and the terms “Company,” “Reorganized Company,” or “Atlas” refers to Atlas Minerals Inc. and its subsidiaries from and after December 11, 1999.

The Company was re-incorporated under the laws of the State of Colorado on February 3, 2000. The principal office of the Company is located at 10920 W. Alameda Avenue, Suite 205, Lakewood, Colorado 80226. Since May 2002 the Company has been listed on the OTC Bulletin Board (OTC: ATMR).

On September 22, 1998, the Predecessor Entity filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. The Predecessor Entity’s majority-owned subsidiaries, Atlas Precious Metals Inc. (“APMI”) and Atlas Gold Mining Inc. (“AGMI”) also filed petitions for relief under Chapter 11 on January 26, 1999. On December 11, 1999, the Bankruptcy Court approved the plans of reorganization of Predecessor Entity and its subsidiaries (collectively the “Reorganization Plan”). The Reorganized Company and its subsidiaries (APMI and AGMI) emerged from Chapter 11 on January 10, 2000. Final decrees were issued by the Bankruptcy Court officially closing the APMI and AGMI cases on November 8, 2000 and the Atlas case effective December 31, 2001.

During 2002 the Company entered into transactions with certain outside shareholders of APMI and AGMI to acquire the portion of APMI’s and AGMI’s outstanding common stock owned by them. As a result of these transactions, the Company controlled 100% of the voting stock of each AGMI and APMI (a portion of APMI’s total issued common stock is non-voting and after these transactions the Company controlled approximately 97% of total APMI common stock). In March 2003, the Company merged APMI and AGMI, with APMI remaining as the surviving entity. As a result of the merger, APMI owns 100% of the gold processing mill and related facilities and infrastructure related to the Gold Bar mine in Eureka County, Nevada, previously held by AGMI. Also as a result, APMI owned 100% of the Grassy Mountain property in Malheur County, Oregon, a property known to host gold mineralization, which was subsequently sold on April 1, 2003.

In September 2002, the Company signed an option agreement to acquire 100% of the outstanding shares of Western Gold Resources, Inc. (“WGR”), a private Florida company whose primary asset is the Estrades polymetallic mine, in exchange for shares of the Company’s common stock. On January 3, 2003, all rights under the option agreement were transferred to APMI. During July 2003, a definitive Amended Agreement and Plan of Merger (the “Agreement”), effective June 30, 2003, was consummated (see detailed discussion of the transaction in Item 6, Management’s Discussion and Analysis). As a result of the Agreement, the Company’s ownership in APMI was reduced to approximately 28.2%.

As a result of the merger transactions discussed above, completed in 2003 (collectively referred to as the “2003 Mergers”), it will be necessary in subsequent portions of this report, particularly Item 2. Description of Property, Item 6. Management’s Discussion and Analysis, and the Financial Statements (including the Notes to Consolidated Financial Statements), to differentiate between pre-merger and post-merger activities.

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

The largest current use of diatomaceous earth is in filtering applications. It is also used as an absorbent, in filler applications and in manufacture of insulation. One of the fastest growing uses is as a livestock feed supplement and first production from the property was pre-sold for this purpose. The majority of U.S. production currently comes from California and Nevada which currently accounts for approximately 87% of annual production.

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

As of April 12, 2004, the Company operates only in the United States. Each of the Company’s properties is described in Item 2 below.

It is the intention of Management for the Company to remain in the business of development and exploitation of natural resource properties. Management’s current efforts regarding this are being directed toward the identification of possible acquisition opportunities, primarily in the sectors of industrial minerals, base metals, and precious metals. Given its current financial situation, the Company will need to seek additional financing including loans against the aforementioned assets, equity financing, project financing, sales of existing equipment, and joint ventures or outright sales of properties.

Risk Factors

Operations

OPERATIONS MAY BE ADVERSELY AFFECTED BY RISKS AND HAZARDS ASSOCIATED WITH THE MINING INDUSTRY.

During 2003, the Company currently had limited operations and cash flow from one start-up operation, the White Cliffs mine and mill located in Arizona. This operation and any possible future operations, if any, will be subject to risks and hazards inherent in the mining industry, including but not limited to unanticipated variations in resource grade and other geological problems, water conditions, surface or underground conditions, metallurgical and other processing problems, mechanical equipment performance problems, the unavailability of materials and equipment, accidents, labor force and transportation disruptions, unanticipated transportation costs and weather conditions, any of which can materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures and production commencement dates.

Environmental Issues

COMPLIANCE WITH ENVIRONMENTAL LAWS MAY HAVE A MATERIAL ADVERSE AFFECT ON OPERATIONS.

The Company is required to comply with various federal, state and local regulations relating to environmental matters at its properties from time to time. Any other operator of the Company’s properties will be required to comply with these regulations as well. In addition, any potential purchaser of the Company’s properties takes into account the potential cost of compliance with environmental regulations. The Company and any operator or subsequent owner of its properties will be required to obtain permits from various governmental agencies in order to mine and mill metals. Increasing costs of environmental compliance for its properties may have a material adverse impact on the Company’s operations or competitive position. Also see Item 6. Management’s Discussion and Analysis, Environmental Matters.

Competition

THE COMPANY FACES STRONG COMPETITION FROM OTHER MINING COMPANIES FOR THE ACQUISITION OF NEW PROPERTIES.

The Company will compete with substantially larger companies in the acquisition of properties and the production and sale of minerals and/or metals and may be considered to be at a competitive disadvantage compared to such companies. The Company may not, however, be disadvantaged in acquiring smaller, possibly higher grade, properties which might not be of significant interest to larger companies. The price which the Company may receive for its production will depend almost entirely upon market conditions over which it will have no control. The Company believes that it can promptly sell at current market prices all of the minerals and/or metals that it can produce.

Government Regulations

THE COMPANY IS SUBJECT TO EXTENSIVE GOVERNMENTAL REGULATION AND FACES ENVIRONMENTAL RISKS.

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

A number of bills have been introduced in the U.S. Congress over the past years that would revise in various respects the provisions of the current federal mining law, the Mining Law of 1872, but none of these proposals currently are under active consideration. However, if enacted, such legislation could substantially increase the cost of holding unpatented mining claims and could impair the ability of companies to develop mineral resources on unpatented mining claims. Under the terms of these bills, the ability of companies to obtain a patent on unpatented mining claims would be nullified or substantially impaired, and most contain provisions for the payment of royalties to the federal government in respect of production from unpatented mining claims, which could adversely affect the potential for development of such claims and the economics of operating new or even existing mines on federal unpatented mining claims. The Company’s financial performance could therefore be affected adversely by passage of such legislation. Pending possible reform of the Mining Law of 1872, Congress has put in place a moratorium which prohibits acceptance or processing of most mineral patent applications. It is not possible to predict whether any change in the Mining Law of 1872 will, in fact, be enacted or, if enacted, the form the changes may take.

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

Price Volatility

IT MAY NOT BE ECONOMICALLY FEASIBLE TO CONTINUE DEVELOPMENT OF A PROJECT OR CONTINUE COMMERCIAL PRODUCTION.

The Company’s ability to grow its operations in the future is dependent upon its exploration efforts, and its ability to develop new orebodies. If prices for commodities and/or metals decline, it may not be economically feasible for the Company to continue its development of a project or to continue commercial production of some of its properties.

Development of New Orebodies

DEVELOPMENT OF NEW OREBODIES MAY COST MORE AND PRODUCE LESS RETURN THAN WE ESTIMATED.

The Company’s ability to sustain or increase its current level of production of minerals and/or metals partly depends on its ability to develop new orebodies and/or expand existing mining operations. Before the Company can begin a development project, the Company must first determine whether it is economically feasible to do so. This determination is based on estimates of several factors, including:

o	resources;
o	expected recovery rates of minerals and/or metals from the ore;
o	facility and equipment costs;
o	capital and operating costs of a development project;
o	future commodities and/or metals prices;
o	comparable facility and equipment costs;
o	anticipated climate conditions.

Development projects may have no operating history upon which to base these estimates, and these estimates are based in large part on our interpretation of geological data, a limited number of drill holes and other sampling techniques. As a result, actual cash operating costs and returns from a development project may differ substantially from our estimates as a result of which it may not be economically feasible to continue with a development project.

Exploration

THE COMPANY’S MINERAL EXPLORATION EFFORTS MAY NOT BE SUCCESSFUL.

The Company’s ability to expand depends on the success of its exploration program. Mineral exploration is highly speculative. It involves many risks and is often non-productive. Even if the Company can find a valuable mineral or metals deposit, it may be several years before production is possible. During that time, it may become economically unfeasible to produce those minerals or metals. Developing orebodies requires the Company to make substantial capital expenditures and, in the case of new properties, to construct mining and processing facilities.

Foreign Operations

FOREIGN OPERATIONS, INCLUDING POTENTIAL FUTURE OPERATIONS IN MEXICO, ARE SUBJECT TO ADDITIONAL INHERENT RISKS.

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

Consequently, any development and production activities undertaken by the Company outside of the United States may be substantially affected by factors beyond its control, any of which could materially adversely affect the Company’s financial position or results of operations.

Title to Properties

THE TITLES TO SOME OF THE COMPANY'S PROPERTIES MAY BE DEFECTIVE.

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

Employees

As of April 12, 2004, the Company employed one full time person at its headquarters in Lakewood, Colorado.

ITEM 2. DESCRIPTION OF PROPERTY

Grassy Mountain Property

The Grassy Mountain property, acquired by the Company in 1986, was sold effective April 1, 2003. Under the terms of the Reorganization Plan, proceeds from the sale of Grassy Mountain were first utilized to pay certain expenses of APMI with the remaining proceeds distributed amongst APMI’s creditors, the Company’s creditors and the Company, such that the Company received approximately 35% of the excess proceeds.

The Grassy Mountain property is located in northern Malheur County, Oregon, encompasses approximately 6 square miles comprised primarily of 3 patented lode claims, 135 unpatented lode claims, 46 unpatented lode and placer claims, and approximately 1,000 acres of fee surface. From prior work, the property is known to host a gold mineral inventory of 17,217,000 tons at a grade of 0.061 oz. Au/t (using a 0.02 ounce per ton cutoff grade).

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

There was no significant mining or major mineral occurrence known in the area prior to the Predecessor Entity’s acquisition of the Grassy Mountain project in 1986. Since that time, significant exploration work has been completed on the property consisting of detailed mapping, sampling and the drilling over 400 coreholes totaling over 230,000 feet.

On February 14, 2000, the Company and APMI entered into a purchase option agreement for the Grassy Mountain property with Seabridge Gold Inc. (“Seabridge”) (formerly known as Seabridge Resources Inc.). This option agreement was subsequently amended in December 2000 and July 2001 (collectively, the “Original Option Agreement”). Under the terms of the Original Option Agreement, Seabridge had until December 31, 2002, to exercise its option to acquire the Grassy Mountain property for a total of $1.7 million. Specifically, the payment was to consist of $150,000 cash (excluding $100,000 in option payments made by Seabridge to extend the option period to December 31, 2002), Seabridge common shares totaling $750,000, and a $700,000, 5% promissory note payable in three equal installments of $233,333, payable every six months.

During the later part of 2002, Seabridge indicated to the Company that it was concerned with certain provisions of the Original Option Agreement, particularly those terms pertaining to the issuance of Seabridge common shares, which, pursuant to the terms of the Reorganization Plan, would need to be immediately distributed to the Company’s and APMI’s creditors and could have a negative effect on the market for Seabridge securities. As a result, and recognizing the Company’s need for cash, the parties agreed to restructure the terms of the transaction. Under the restructured agreement (the “Agreement”), the Company received a $300,000 non-refundable option payment from Seabridge on December 20, 2002 in exchange for which Seabridge obtained the right to acquire the Grassy Mountain gold property for a cash payment of $600,000 due on or before March 31, 2003. Subsequent to December 31, 2002, the Company assigned all of its rights, title and interest in, to and under the Agreement to APMI. Effective April 1, 2003, Seabridge exercised its option to purchase the Grassy Mountain property.

Gold Bar and Related Assets

The Gold Bar property is owned by APMI and located in and adjacent to the Roberts Mountains in Eureka County, Nevada. At January 1, 2001, the property encompassed approximately 17 square miles, comprised of 507 unpatented lode claims, 6 patented lode claims, and 8 patented millsite claims. Subsequently, the majority of these claims have been relinquished and as of December 31, 2003, APMI holds only the 8 patented millsite claims.

Regional reconnaissance exploration led the Predecessor Entity to the Battle Mountain Trend area in the summer of 1983. Focused reconnaissance along the southern Roberts Mountains identified widespread hydrothermal alteration with anomalous gold geochemistry along the western range front. Detailed exploration and drilling in the area by the Predecessor Entity led to gold being discovered in five separate deposits on the property.

All of the mineralization on the property occurs as “Carlin-type” deposits hosted in carbonate-rich sedimentary rocks of the Devonian Nevada Formation. Mineralization is characterized by micron-size gold and a distinct hydrothermal alteration suite of the decalcification and silicification.

In 1986 the Predecessor Entity completed construction of a mill with the first gold poured in January 1987. The mill, originally designed and constructed for throughput of 1,500 tons per day, was expanded in 1989 to a rate of 3,200 tons per day. Operations were suspended in February 1994 pending potential identification of additional economic reserves. From inception through cessation of operations in 1994, 485,200 ounces of gold were recovered from 7,514,600 tons of ore.

As the Predecessor Entity no longer intended to develop, operate or otherwise invest in this property, in August 1999 it reached an agreement (the “Agreement”) with Bonanza Explorations Inc. (a successor corporation to Vengold Inc., a public Canadian company) (“Bonanza”) giving Bonanza the option to acquire the Company’s interest in certain of its patented and unpatented lode claims with all remaining claims being dropped.

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

Under the terms of the Reorganization Plan and prior to the merger of APMI and AGMI in March 2003 and the merger of APMI and WGR effective June 30, 2003 (collectively the “2003 Mergers”), any future net proceeds from the sale of the mill and related equipment at Gold Bar, after first deducting certain administrative expenses of Atlas, were distributed amongst AGMI creditors, APMI’s creditors, the Company’s creditors and the Company, such that the Company received approximately 54% of any excess proceeds. Subsequent to and as a result of the 2003 Mergers, Atlas now receives 13.4% of any excess proceeds from future sales of Gold Bar assets.

In addition to the Gold Bar mill, as a result of the 2003 Mergers, APMI now owns the rights to certain capital refunds from the power company which supplied electricity to the mine and mill as well as a 39-space, fully developed trailer park in the town of Eureka, Nevada. As of the end of 2003, APMI had estimated a current fair value of the power credits of $184,000. Both of these assets are held for sale under the Reorganization Plan. Subsequent to and as a result of the 2003 Mergers, Atlas will also receive 13.4% of any excess proceeds from future sales of the power credits and the trailer park.

White Cliffs Mine

Overview

In June 2002, the Company purchased the White Cliffs diatomite mine and processing facilities located approximately 30 miles north of Tucson, Arizona. In July 2002, the Company incorporated in Arizona a new wholly-owned subsidiary, White Cliffs Mining, Inc., in which the White Cliffs mine and related assets are held.

The property consists of approximately 3,200 acres comprised of twenty 160-acre Bureau of Land Management (“BLM”) unpatented association placer mining claims, a fully permitted mine and an operational processing plant with a nominal annual capacity of 50,000 tons of finished product. The processing plant is located near the Copper Basin Railroad which accesses the Southern Pacific Line and within five miles of Highway 77.

It is estimated from previous drilling, face sampling, and testing that there are approximately 2,500,000 tons of in-place diatomite mineralization on the property. Of this material, there are currently approximately 32,000 tons permitted for mining. Based on internal and third party analyses and past production records, it appears that the known diatomite material should be able to meet specifications for most end products. Because of the size of the property, however, relatively little work has been done to define the deposit’s overall quality, quantity, mining economics and utility for specific applications.

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

Work Completed in 2002

As the processing plant was primarily constructed in the mid-1980s and has been idle since 2000, upon purchase of the property by the Company some maintenance of the mill and replacement of certain worn components was required. Also during 2002 the Company purchased all necessary mining and mobile milling equipment, and hired necessary staff. Additionally, the BLM transferred to the Company the permit to conduct mining and milling activities on approximately 34 acres of the property and accepted the Company’s reclamation bond ($45,900) that replaced and updated the bond provided by the previous operator.

In August 2002 the Company commenced commercial mining operations on the White Cliffs property. Initial production from the property had been pre-sold primarily as livestock feed supplement. The first shipment of ore, under a 220-ton sales contract, was made in September. In total, approximately 2,200 tons of material was mined in 2002, of which 200 tons of product was shipped to buyers.

A systematic property mapping and sampling program was initiated to support future marketing and mine planning efforts. Building on past geological work, the Company’s exploration activities in 2002 consisted of measuring detailed sections of exposed and accessible strata, mapping select areas, collecting well-defined samples that were analyzed for chemical and physical properties. A base map and several detailed cross sections were developed in anticipation of the mine expansion planning and permitting activities projected for 2003.

Work Completed in 2003

In late January 2003, operations were temporarily shut down until such time as improvements could be implemented to the plant instrumentation and equipment and additional sales could be made. As of this date, the Company had at the mill site approximately 700 tons in stockpile of diatomite material and about 89 tons of bagged product in inventory to sustain continued sales efforts.

In May 2003, operations were resumed at the property, which operated intermittently until operations were again terminated by the Company effective October 31, 2003, in order to conserve cash as the project was continuing to operate in an unprofitable mode primarily as a result of languishing product sales. At this time, all White Cliff employees were terminated and select pieces of mobile equipment were sold to fund ongoing corporate general and administrative expenses. Subsequent to this shut down, all remaining bagged product in inventory, approximately 121 tons, was sold.

While the Company had made no determination as of December 31, 2003, regarding the future of the property, in February 2004 the decision was made by the Company to seek a buyer for the property. As a result, discussions were commenced with several potentially interested parties concerning the possible sale of White Cliffs. In March 2004, the Company retained an independent third party to assist with this effort. As of April 12, 2004, no contract has been entered into regarding the sale of the property and there can be no assurance that such efforts will be successful.

Geology of the Property

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

Most of the diatoms are typical freshwater types. As relatively little clay is present in the deposit, it has been deduced that the area has been relatively dry and arid for most of the deposit’s existence. Because most of the strata are nearly horizontal and there is little folding, it is possible to project the in-place diatomite tonnage fairly accurately.

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

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2003, there were no pending legal proceedings.

See discussion of the Chapter 11 reorganization in Item 1. Description of Business and Item 6. Management’s Discussion and Analysis or Plan of Operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the quarter ended December 31, 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

From February 10, 2000, to January 7, 2001, the Company’s common stock traded on the NASD’s OTC Bulletin Board. From January 8, 2001, to May 4, 2002, the Company’s common stock traded on the NQB Pink Sheets before resumption of trading on the OTC Bulletin Board on May 5, 2002, under the symbol ATMR. The following table sets forth the high and low sales prices for the Company’s common stock for each quarterly period:

	Year Ended December 31, 2003		Year Ended December 31, 2002
Quarter Ended	High	Low	High	Low
March 31	$ 0.30	$ 0.16	$ 0.15	$ 0.10
June 30	0.40	0.15	0.65	0.10
September 30	0.75	0.25	0.40	0.14
December 31	0.44	0.10	0.28	0.16

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. All prices have been adjusted to reflect a 1 for 30 reverse split effective on January 10, 2000. Since the change of the Company’s trading symbol to ATMR, a result of the reorganization, there has been a limited market for the Company’s stock.

As of April 12, 2004, there were approximately 400 holders of record of the Company’s Common Stock. Based upon information provided to the Company by persons holding securities for the benefits of others, it is estimated that the Company has in excess of 500 beneficial owners of its Common Stock as of that date.

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

Securities Authorized for Issuance under Equity Compensation Plans

There are a total of 900,000 stock options authorized for issuance under the Atlas Minerals Inc., 2001 Stock Option Plan, of which 300,000 options have been granted. (See Item 10, Executive Compensation).

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the third quarter of the year ended December 31, 2003, the Company issued securities that were not registered under the Securities Act of 1933 as follows:

Pursuant to and as defined by Rule 144 of the Securities Act of 1933, the Company issued 100,000 shares of restricted stock (“Restricted 144 Stock”) to a qualified investor for payment to the Company of $25,000.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and accompanying notes.

General Overview

On September 22, 1998, the Predecessor Entity filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Colorado. On January 26, 1999, the Predecessor Entity’s subsidiaries, APMI and AGMI, also filed petitions for relief under Chapter 11. On December 11, 1999, the Bankruptcy Court approved the Reorganization Plan of Atlas, APMI and AGMI. Having consummated the Reorganization Plan, Atlas, APMI and AGMI emerged from Chapter 11 on January 10, 2000. Final decrees were issued by the Bankruptcy Court officially closing the APMI and AGMI cases on November 8, 2000 and the Atlas case effective December 31, 2001.

The Predecessor Entity’s largest pre-petition liability was its approximately $21 million obligation to decommission and reclaim its uranium millsite (the “Millsite”) located near Moab, Utah. On April 28, 1999, the Company, along with the U.S. Nuclear Regulatory Commission, the State of Utah, ACSTAR (surety provider for Atlas) and others, executed the Moab Utah Millsite Transfer Agreement, which absolved the Company from all future liability with respect to the Millsite. The agreement, approved by the Bankruptcy Court on June 22, 1999, was reached to avoid lengthy and expensive litigation over the future of the Millsite

As a result of the bankruptcy proceedings, the majority of any remaining claims against the Company are unsecured claims (the “Creditors”). Under the Reorganization Plan, these claims received stock representing 67.5% of the Reorganized Company. Under the terms of the Reorganization Plan and prior to the 2003 Mergers, the Creditors received cash distributions upon the sale of certain assets of the Reorganized Company, including the sale of equipment associated with the Gold Bar mill facility (of which Creditors received approximately 45.9% of net proceeds after payment of certain general and administration costs) and the sale of the Grassy Mountain property located in eastern Oregon (of which Creditors received approximately 65.4% of net proceeds).

Subsequent to and as a result of the 2003 Mergers, Creditors will now receive a distribution of any future net proceeds, after first deducting certain administrative expenses of APMI, of approximately 40.3% from any future sales of Gold Bar mill facility and related assets located near Eureka, Nevada.

The Reorganization Plan also provided for the distribution of stock representing 12.5% of the Reorganized Company to the then-Management and employees of the Company as recognition for their efforts in the reorganization process and 2.5% to each of ACSTAR and Moab Reclamation Trust for assumption by them of certain future liabilities relating to the environmental cleanup and reclamation of various of the Company’s mine sites. The remaining 15% of the Reorganized Company remained with the equity holders of the Predecessor Entity, which ceased to exist on December 11, 1999 when the Reorganized Company came into existence.

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

During 2001 and through April 10, 2002, the Company reached final settlement agreements with all insurance carriers regarding the ongoing claims which the Company had against various insurance carriers for their failure to cover certain environmental costs previously incurred by the Company that were the result of permitting and remediation activities at the Company’s past-producing uranium processing mill in Utah (the “CGL Claims”). Effective May 2002, cash settlement amounts had been received from all such carriers providing the Company in aggregate $2,373,000 net proceeds for the years 2001 and 2002. The net proceeds exceeded the carrying amount of the CGL Claims resulting in a gain of $66,000 and $455,000 being recognized in 2002 and 2001, respectively.

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

The largest current use of diatomaceous earth is in filtering applications. It is also used as an absorbent, in filler applications and in manufacture of insulation. One of the fastest growing uses is as a livestock feed supplement and first production from the property was pre-sold as livestock feed supplement. The majority of U.S. production currently comes from California and Nevada which currently accounts for approximately 87% of the annual production.

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

During 2002, the Company entered into transactions with the Pension Benefit Guaranty Corporation (“PBGC”), U.S. Fire Insurance Company (“US Fire”) and Newmont Grassy Mountain Corporation (“Newmont”) whereby the Company effectively settled a portion of its “estimated reorganization liabilities”. The Company paid $50,000, $7,000 and $2,000 to PBGC, Newmont and US Fire, respectively, in exchange for each company’s rights to receive future creditor distributions under APMI’s and AGMI’s Reorganization Plan as well as to acquire the portion of APMI’s and AGMI’s outstanding common stock owned by PBGC, US Fire and Newmont. As a result of these transactions, the Company controlled 100% of the voting stock of both APMI and AGMI.

In March 2003, the Company merged APMI and AGMI, with APMI remaining as the surviving entity. As a result of the merger, APMI owns 100% of the gold processing mill and related facilities and infrastructure related to the Gold Bar mine in Eureka County, Nevada, previously held by AGMI. Also as a result, APMI owned 100% of the Grassy Mountain property in Malheur County, which was sold effective April 1, 2003.

In September 2002, the Company entered into a 120-day exclusive option agreement (the “Option Agreement’) to acquire 100% of the outstanding shares of Western Gold Resources, Inc., a private Florida company whose primary asset is the Estrades polymetallic mine located in northwestern Quebec. In December 2002, this Option Agreement was amended extending the option period to March 31, 2003, and transferring all rights under the Option Agreement to APMI. The Option Agreement was again amended on March 31, 2003 to further extend the option period until June 30, 2003.

Effective June 30, 2003, a definitive Amended Agreement and Plan of Merger (the “Agreement”) was completed between APMI and WGR.  The primary shareholders of WGR were H.R. and Eileen A. Shipes (the “Shipes”) (H.R. Shipes was the Company’s Chief Executive Officer through October 27, 2003). Pursuant to the Agreement, the shareholders of WGR sold 100% of the issued and outstanding shares of WGR to APMI in exchange for 17,400,000 shares of APMI common stock.  Additionally, pursuant to the Agreement, APMI repurchased 2,400,000 shares of its post-transaction common stock from the Shipes in exchange for a $1,136,000 promissory note. The 15,000,000 shares represented approximately 72% of APMI’s total outstanding shares immediately following the exchange. Therefore, the transaction was accounted for as a reverse acquisition of APMI by WGR. As a result of the Agreement, the Company’s ownership in APMI decreased from 97% to approximately 28.2% (see Item 12. Certain Relationships and Related Transactions).

Subsequent to this merger, in August 2003 the Company and APMI announced a plan whereby the Company intended to spin-off to its shareholders its 28.2% interest in APMI. The spin-off was to have been in the form of a dividend with a record date of September 5, 2003 (“Record Date”), with the distribution on or about November 1, 2003. Under the proposed spin-off, the Company announced it will distribute as a dividend, to its shareholders as of the Record Date, all of the shares of APMI common stock held by the Company. Based on the Company’s outstanding shares at July 31, 2003, each Atlas share would receive approximately one APMI share, but the actual distribution ratio could be lower as it will be determined based upon the number of shares outstanding as of the record date for the dividend. As of April 12, 2004, this spin-off has yet to be finalized due to the Company having inadequate funds to complete all regulatory filing requirements.

In March 2003, the Board of Directors of the Company approved an option for the possible future acquisition of a fluorite property in Sonora, Mexico. A 6-month purchase option agreement was executed by the Company in June 2003 but was not exercised and allowed to lapse in December 2003 due to the Company’s shortage of working capital.

In September 2003, the Company reached an agreement to purchase the majority (88%) of the outstanding common shares of Toro Mining and Minerals, Inc., which owns the Toro perlite property located in New Mexico. The final acquisition was conditional on the Company completing a financing adequate to effect closing, scheduled for October 15, 2003, or sooner pending the availability of funds. Due to the Company’s inability to raise the requisite financing by the closing date, the agreement could not be exercised and became null and void.

Also in September 2003, the Company issued, pursuant to and as defined by Rule 144 of the Securities Act of 1933, 100,000 shares of restricted stock (“Restricted 144 Stock”) to a qualified investor for his payment to the Company of $25,000. Concurrent with this transaction, a second investor also remitted $25,000 to the Company for the purchase of 100,000 non-restricted, free trading shares. Prior to the Company’s being able to complete the transaction, the investor requested a refund of the $25,000. Being unable to comply with the request due to a shortage of working capital, the Company on February 9, 2004, issued the investor 100,000 shares of Restricted 144 Stock with the prior approval of the Board of Directors. The Company has an understanding with this investor that, upon the Company receiving future financing, it will refund the $25,000 or, alternatively, allow the investor to retain the 100,000 shares of Restricted 144 Stock.

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

On November 14, 2003, the Company filed a Form S-8 whereby the Company registered 800,000 shares of its common stock pursuant to the 2003 Consultant Stock Grant Plan (“Consultant Plan”). The purpose of the registration is to have available common stock for issue to certain consultants in accordance with written consulting agreements and the Consultant Plan, whereby the Company may compensate consultants for services rendered to the Company in lieu of cash compensation. Subsequent to the approval of this registration, the Company issued 300,000 shares to an independent third party with whom it had previously signed a consulting agreement on October 1, 2003, and on November 19, 2003, issued an additional 100,000 shares to legal counsel, primarily for services rendered in preparing and filing the Form S-8. Previously, in May 2003, the Company also filed a Form S-8 registering 950,000 shares of its common stock, 900,000 of which was pursuant to the Company’s 2001 Stock Option Plan and 50,000 to a third party consultant.

It is the intention of Management for the Company to remain in the business of development and exploitation of natural resource properties. Management’s current efforts regarding this are being directed toward the identification of possible acquisition and/or merger opportunities, primarily in the sectors of industrial minerals, base metals, precious metals and oil/natural gas. To support the above activities and commitments, the Company will need to seek additional financing including loans against the aforementioned assets, equity financing, project financing, sales of existing equipment, and joint ventures or outright sales of properties.

On August 1, 2003, the Company signed an agreement with a firm in Toronto, Ontario, Canada, to assist the Company in the raising of up to $2.5 million through a private placement of common stock or some other financing arrangement on terms and conditions acceptable to the Company. Having had no success as of December 31, 2003, the companies mutually terminated the agreement.

The Company’s financial statements for the year ended December 31, 2003 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2003, the Company reported a net loss of $1,034,000 and has stockholders’ equity of $69,000 as of December 31, 2003. In addition, the Company had a working capital deficiency of approximately $131,000 at December 31, 2003. The Independent Auditors’ Report on the Company’s financial statements as of and for the year ended December 31, 2003 includes a “going concern” explanatory paragraph which means that the auditors expressed substantial doubt about the Company’s ability to continue as a going concern.

At this time, no substantial financing has been completed and there is no assurance that these or any efforts to raise financing will be successful. The Company continues to investigate the possibility of merging with another entity and raising needed financing through a private placement of common stock or some other financing arrangement. If some form of financing or business combination with a third party is not forthcoming during 2004, the Company may be forced to liquidate all of its remaining assets and possibly seek some form of dissolution of the corporate entity.

Working Capital, Liquidity and Capital Resources

During 2003 working capital decreased approximately $599,000 from a $468,000 surplus at December 31, 2002 to a $131,000 deficit at December 31, 2003. The Company’s cash balance decreased from $396,000 at December 31, 2002 to $16,000 at December 31, 2003. The $380,000 decrease was primarily the result of utilizing cash to fund the operation activities for the year of $759,000. Proceeds from the gain on settlement of environmental liability claims, the sale of assets held for sale, and the sale of property, plant and equipment were $16,000, $622,000 and $42,000, respectively, and proceeds from the exercise of stock options and stock subscriptions totaled $46,000; however this amount was offset by expenses for the sale of asset held for sale of $65,000 and deferred acquisition costs related to Estrades of $136,000 (incurred prior to the WGR transaction) and exploration of certain Mexican properties of $20,000. The Company also paid $145,000 in creditor distributions due to the sale of the Grassy Mountain property in April 2003

During the years ended December 31, 2003 and 2002, the Company had capital expenditures of $0 and $204,000, respectively. The 2002 expenditures consisted almost entirely of the initial asset acquisition of White Cliffs and related mobile mining equipment.

The Company is aggressively pursuing the possibility of merging with another entity and/or raising needed financing through a private placement of common stock or some other financing arrangement.

With the curtailment of operations at White Cliffs in October 2003, the Company began selling mobile equipment from the project as funds were needed to meet ongoing corporate general and administrative expenses. Management anticipates additional selling of the remaining mobile mining equipment to meet near term cash requirements.

Subsequently, the decision was made by the Company in February 2004 to seek a buyer for the entire White Cliffs property. As a result, discussions have been commenced with several potentially interested parties concerning the possible sale of White Cliffs. The Company has retained an independent third party consultant to assist with this effort. As of April 12, 2004, no contract has been entered into regarding the sale of the property. All net proceeds of this transaction will be also be used to meet ongoing corporate general and administrative expenses.

In the interim, the Company has minimized its holding costs, having only one full time employee, who is currently deferring all remuneration. In February 2003, the Company entered into a two-year non-cancelable lease, which expires in January 2005, with a third party. Effective February 1, 2004, the Company assigned the lease to an unrelated third party and is sub-leasing space on a month-to-month basis.

The Company believes that cash from the sale of the White Cliffs project and related mobile equipment will be sufficient to cover anticipated expenditures until such time as some form of financing can be attained. There is no assurance, however, that the efforts to sell White Cliffs and related equipment or raise financing will be successful.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes new standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, except for those provisions relating to mandatorily redeemable non-controlling interests, which have been deferred. The adoption of SFAS No. 150 did not have an impact on the financial position or results operation of the Company. If the deferred provisions of SFAS No. 150 are finalized in their current form, management does not expect adoption to have an effect on the financial position or results of operation of the Company.

In January 2003, the FASB issued SFAS Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity (“VIE”) to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. In December 2003, the FASB approved a partial deferral of FIN 46 along with various other amendments. The effective date for this interpretation has been extended until the first fiscal period ending after December 15, 2004. However, prior to the required application of this interpretation, a public entity that is a small business issuer shall apply this interpretation to those entities that are considered to be special purpose entities no later than as of the end of the first reporting period after December 15, 2003. As the Company does not currently have an interest in a VIE or special purpose entity, management does not expect that the adoption of FIN 46 will have an effect on the financial condition or results of operations of the Company.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, and establishes two alternative methods of transition from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent disclosure about the effects on reported net income (loss) and requires disclosure for these effects in interim financial information. The provisions for the alternative transition methods are effective for fiscal years ending after December 15, 2002, and the amended disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company adopted the disclosure only provisions of SFAS No. 148 in 2003 and plans to continue accounting for stock-based compensation under APB 25.

In November 2002, the FASB issued SFAS Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the financial condition or results of operations of the Company, as the Company currently has made no guarantees.

Results of Operations

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

Revenues

During the year ended December 31, 2003, the Company had mining revenue of $8,000 from the shipment of approximately 51 tons of product compared to $22,000 of mining revenue from the shipment of approximately 200 tons of product for the year ended December 31, 2002. The decrease in mining revenue during 2003 is attributable to the intermittent production shutdowns during 2003 and the inability to develop a market for the product.

Production Costs and Depreciation, Depletion and Amortization

Production costs during the year ended December 31, 2003 were $119,000 compared to $89,000 for the same period in 2002. The production costs increased during 2003 due to costs incurred to refine milling operations and the inefficiencies inherent in operating intermittently throughout the year. Depreciation, depletion and amortization relate primarily to the White Cliffs operations and increased to $26,000 in 2003, from $15,000 in 2002.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2003 were $855,000, which compares to $655,000 for the year ended December 31, 2002, representing a $200,000 increase. Salaries and benefits increased from $219,000 for the year ended December 31, 2002 to $350,000 for the same period in 2003 primarily due to the cost of administrative employees, including a mine manager at White Cliffs for the majority of 2003 versus less than half a year in 2002, and the salary of one employee at headquarters for eleven months during 2003 versus four months in 2002. Legal and accounting fees increased $52,000 from the year 2002 to 2003 primarily due the APMI and WGR merger, work performed on restructuring ideas and costs associated with the S-8 filings and potential business opportunities. Insurance costs were $81,000 in 2003 versus $52,000 in 2002 due to higher directors and officers insurance premiums and additional coverage required due to the equipment, property and general liability associated with the White Cliffs operations. During 2003 rent costs increased by $15,000 due to Company’s signing of an office lease at headquarters for additional square footage versus sub-leasing during 2002. Other professional fees decreased during 2003 by $44,000 due to decreased use of contractors at White Cliffs from 2002 and lower contract administrative costs at headquarters.

Other

Interest income was $2,000 for 2003 and $8,000 for 2002. The decrease in 2003 is attributable to lower average cash balances throughout 2003.

The Company recognized a gain of $16,000 during 2003 due to settlement of an environmental claim in favor of the Company. The gain on settlement of CGL claims was $66,000 in 2002 due to the signed settlements from all outstanding insurance carriers regarding the ongoing CGL Claims litigation. The gain arose as the anticipated net proceeds from the settlements exceeded the carrying value of the CGL claims and the related estimated reorganization liabilities.

During 2002 the Company recorded impairments on the assets held for sale relating to Gold Bar of $60,000 and on the assets held for sale relating to Grassy Mountain of $14,000. The impairment charges were the result of reducing the assets held for sale by $515,000 and the related estimated reorganization liabilities by $441,000 collectively. The impairments to Gold Bar were deemed necessary due to net receipts from sale of equipment not meeting management’s expectations due to the continued overall slowdown in the mining industry. Management also determined Grassy Mountain to be impaired as a result of the restructured option agreement executed with Seabridge in December 2002.

Other income of $31,000 was recognized during 2003 versus $300,000 in 2002. The other income in 2003 was primarily due to the release of a trust account, which was held pending proof of compliance with Canadian tax authorities. In 2002, other income was due to the receipt of the non-refundable option payment from Seabridge that was not to be applied against the future purchase price of the assets held for sale at Grassy Mountain.

The Company incurred a loss due to its equity investment in APMI during 2003 of $80,000. The Company began reporting its investment in APMI under the equity method pursuant to the June 30, 2003 APMI merger with WGR, in which its investment decreased from 97% to approximately 28%.

The Company had a loss on the sale of mobile mining equipment of $11,000 due to the Company’s disposal of certain assets at White Cliffs.

Environmental Matters

The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to mitigate any environmental effects caused by its past and present operations. The Company believes that it has taken reasonable steps to be in substantial compliance with all federal, state and local environmental regulations applicable to its current and discontinued operations. Also see “Item 1. Description of Business, Risk Factors.”

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

As a result of the bankruptcy proceedings, the majority of any remaining claims against the Company are unsecured claims (the “Creditors”). Under the Reorganization Plan, these claims received stock representing 67.5% of the Reorganized Company. Under the terms of the Reorganization Plan and prior to the 2003 Mergers, the Creditors received cash distributions upon the sale of certain assets of the Reorganized Company, including the sale of equipment associated with the Gold Bar mill facility (of which Creditors received approximately 45.9% of net proceeds after payment of certain general and administration costs) and the sale of the Grassy Mountain property located in eastern Oregon (of which Creditors received approximately 65.4% of net proceeds).

Subsequent to and as a result of the 2003 Mergers, Creditors will now receive a distribution of any future net proceeds, after first deducting certain administrative expenses of APMI, of approximately 40.3% from any future sales of Gold Bar mill facility and related assets located near Eureka, Nevada.

ITEM 7. FINANCIAL STATEMENTS

Index to Financial Statements

	Page

Independent Auditors’ Report	23
Consolidated Statements of Operations
for the Years Ended December 31, 2003 and 2002	24
Consolidated Balance Sheet as of December 31, 2003	25
Consolidated Statements of Stockholders’ Equity
for the Years Ended December 31, 2003 and 2002	26
Consolidated Statements of Cash Flows
for the Years Ended December 31, 2003 and 2002	27
Notes to Consolidated Financial Statements	28-	41

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Atlas Minerals Inc.

We have audited the accompanying consolidated balance sheet of Atlas Minerals Inc. and subsidiaries as of December 31, 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s Management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of Atlas Minerals Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2003 are in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company reported a net loss for the year ended December 31, 2003 of $1,034,000 and has a working capital deficiency of $131,000 as of December 31, 2003. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Horwath Gelfond Hochstadt Pangburn, P.C.

Denver, Colorado
April 12, 2004

Atlas Minerals Inc.
Consolidated Statements of Operations
(in thousands, except loss per share)

	For Years Ended December 31,
	2003	2002

Mining revenue	$ 8	$ 22

Costs and expenses:
Production costs	119	89
Depreciation, depletion and amortization	26	15
General and administrative expenses	855	655

Gross operating loss	(992)	(737)

Other (income) and expense:
Interest income	(2)	(8)
Gain from settlement of environmental claims	(16)	--
Gain from settlement of CGL claims (Note 10)	--	(66)
Impairment of assets held for sale (Note 10)	--	74
Loss from investment in affiliate (Note 4)	80	--
Loss from sale of property, plant and equipment	11	--
Other income, net	(31)	(300)

Loss before income taxes	(1,034)	(437)
Provision for income taxes (Note 16)	--	--

Net loss	$(1,034)	$ (437)

Basic and diluted loss per share of common stock (Note 15)	$(0.17)	$(0.07)

Weighted average common shares outstanding	6,137	6,000

See accompanying notes.

Atlas Minerals Inc.
Consolidated Balance Sheet
(in thousands, except share information)

December 31, 2003

Assets
Current assets:
Cash and cash equivalents	$ 16
Inventories (Note 5)	25
Other current assets	24

Total current assets	65

Property, plant and equipment (Note 7)	142
Less: Accumulated depreciation, depletion and amortization	(30)

112
Restricted cash (Note 11)	47
Investment in affiliate (Note 4)	339

$ 563

Liabilities
Current liabilities:
Trade accounts payable	$ 90
Accrued liabilities	106

Total current liabilities	196

Estimated reorganization liabilities (Note 2)	175
Other liabilities, long-term	123

Total long-term liabilities	298

Total liabilities	494

Commitments and contingencies (Note 13)
Stockholders’ equity (Notes 2 and 9)
Preferred stock, par value $1 per share; authorized 1,000,000; 0 issued and	--
outstanding
Common stock, par value $0.01 per share; authorized
100,000,000; issued and outstanding, 6,665,000	67
Capital in excess of par value	3,137
Unearned compensation	(84)
Deficit	(3,051)

Total stockholders’ equity	69

$ 563

See accompanying notes.

Atlas Minerals Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common shares	Common stock	Capital in excess of par value	Unearned Compensation	Deficit	Total

Balance at January 1, 2002	6,062	$ 61	$ 2,999	$ --	$ (1,580)	$ 1,480
Shares repurchased and cancelled	(147)	(2)	(19)	--	--	(21)
Current period loss	--	--	--	--	(437)	(437)

Balance at December 31, 2002	5,915	59	2,980	--	(2,017)	1,022
Shares issued for services	450	5	114	(84)	--	35
Shares issued under private
placement	100	1	24	--	--	25
Shares issued upon exercise of stock
options	200	2	19	--	--	21
Current period loss	--	--	--	--	(1,034)	(1,034)

Balance at December 31, 2003	6,665	$ 67	$ 3,137	$ (84)	$ (3,051)	$ 69

See accompanying notes.

Atlas Minerals Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For Years Ended December 31,
	2003	2002

Operating activities:
Net loss	$ (1,034)	$ (437)
Adjustments to reconcile net loss to net cash used
in operations (Note 12)	136	23
Changes in operating assets and liabilities (Note 12)	139	(154)

Net cash used in operations	(759)	(568)

Investing activities:
Additions to property, plant and equipment	--	(204)
Investment in CGL claims receivable	--	(24)
Investment in assets held for sale	(65)	(126)
Settlement of estimated reorganization liabilities	--	(59)
Cash effects of deconsolidation of APMI	(76)	--
Receipt of receivable from APMI	95	--
Deferred acquisition costs	(156)	(86)
Proceeds from settlement of CGL receivable	--	1,639
Proceeds from settlement of environmental claims	16	--
Proceeds from assets held for sale	622	60
Proceeds from sale of property, plant and equipment	42	--

Net cash provided by investing activities	478	1,200

Financing activities:
Proceeds from issuance of common shares	25	--
Proceeds from exercise of stock options	21	--
Payment of estimated reorganization liabilities	(145)	(653)

Net cash used in financing activities	(99)	(653)

Decrease in cash and cash equivalents	(380)	(21)
Cash and cash equivalents at beginning of period	396	417

Cash and cash equivalents at end of period	$ 16	$ 396

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of Atlas Minerals Inc. (“Atlas”) and its subsidiaries as follows: White Cliffs Mining, Inc., a wholly-owned subsidiary in which the White Cliffs property is held (Note 3) and Minerales Atlas S.A. de C.V., a wholly-owned Mexican subsidiary incorporated during the second quarter of 2003. Effective June 30, 2003, the Company’s investment in Atlas Precious Metals Inc. (“APMI”) is reported on the equity method due to the Company’s ownership decreasing to 28% from its previously held 96% at December 31, 2002 (Note 4). The results of APMI’s operations for the six months ended June 30, 2003, and for the year ended December 31, 2002 are included in the Company’s consolidated statements of operations. All intercompany transactions have been eliminated. Prior to December 11, 1999, the date of confirmation of its plan of reorganization under the U.S. Bankruptcy Code (Note 2), APMI was wholly-owned by Atlas which in turn owned 100% of Atlas Gold Mining Inc. (the “Predecessor Entity”). References to the Predecessor Entity throughout the financial statements refer to Atlas and its subsidiaries prior to December 11, 1999 and references to the Reorganized Company refer to Atlas and its subsidiaries from and after December 12, 1999 through June 30, 2003.

Management’s Plans – The Company’s financial statements for the year ended December 31, 2003 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2003, the Company reported a net loss of $1,034,000 and has stockholders’ equity of $69,000 as of December 31, 2003. In addition, the Company had a working capital deficiency of approximately $131,000 at December 31, 2003.

It is the intention of Management for the Company to remain in the business of development and exploitation of natural resource properties. Management’s current efforts regarding this are being directed toward the identification of possible acquisition and/or merger opportunities, primarily in the sectors of industrial minerals, base metals, precious metals and oil/natural gas. To support the above activities and commitments, the Company will need to seek additional financing including loans against the aforementioned assets, equity financing, project financing, sales of existing equipment, and joint ventures or outright sales of properties.

At this time, no substantial financing has been completed and there is no assurance that these or any efforts to raise financing will be successful. The Company continues to investigate the possibility of merging with another entity and raising needed financing through a private placement of common stock or some other financing arrangement. If some form of financing or business combination with a third party is not forthcoming during 2004, the Company may be forced to liquidate all of its remaining assets and possibly seek some form of dissolution of the corporate entity.

With the curtailment of operations at White Cliffs in October 2003, the Company began selling mobile equipment from the project as funds were needed to meet ongoing corporate general and administrative expenses. Management anticipates additional selling of the remaining mobile mining equipment to meet near term cash requirements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsequently, the decision was made by the Company in February 2004 to seek a buyer for the entire White Cliffs property. As a result, discussions have been commenced with several potentially interested parties concerning the possible sale of White Cliffs. The Company has retained an independent third party consultant to assist with this effort. As of April 12, 2004, no contract has been entered into regarding the sale of the property. All net proceeds of this transaction will be also be used to meet ongoing corporate general and administrative expenses.

Inventories – Inventories are recorded at the lower of average cost or net realizable value.

Property, Plant and Equipment – Property, plant and equipment is stated at the lower of cost or estimated net realizable value. Depreciation of the milling facilities and the depletion of the mineral properties is determined by the units of production method. Equipment depreciation is recorded on the straight-line basis over the estimated useful asset lives of 3 to 10 years.

Expenditures for maintenance and repairs are charged to operations as incurred. Expenditures for additions and major renewals are added to the property, plant and equipment accounts.

Impairment — Management assesses the carrying value of property, plant and equipment for impairment when circumstances warrant such a review.

Generally, assets to be used in operations are considered impaired if the sum of expected undiscounted future cash flows is less than the assets’ carrying values. If impairment is indicated, the loss is measured based on the amounts by which the assets’ carrying values exceed their fair values. During 2002, the Company incurred a $60,000 impairment charge related to the assets held for sale by Gold Bar and a $14,000 impairment charge related to the assets held for sale by Grassy Mountain.

Generally, assets to be disposed of, if any, are considered impaired if the sum of expected undiscounted future cash flows, less costs to sell or realize, is less than the assets’ carrying values. If impairment is indicated, the loss is measured by the amount by which the assets’ carrying values exceed their fair values less costs to sell or realize. Revisions in estimates of fair value less costs to sell or realize are reported as adjustments to the carrying amount of an asset to be disposed of, provided that the carrying amount of the asset does not exceed the reorganization value of the asset. Based on its review, Management does not believe that there has been any significant impairment of the carrying amounts of assets to be disposed of at December 31, 2003.

Estimated Reorganization Liabilities – Estimated reorganization liabilities represent amounts that are due to the creditors of the Company at the time of bankruptcy. Generally, the estimated reorganization liabilities are equal to approximately 40% of the expected proceeds from APMI’s sale of the Gold Bar. The estimated reorganization liabilities are non-interest bearing and payable as the Company receives distributions from APMI’s sale of its underlying assets. At the date the Plan of Reorganization was confirmed, these liabilities were stated at estimated present values of amounts to be paid (Note 2) and subsequently are adjusted for payments made to the creditors and any adjustments made to the carrying amounts of the underlying assets. The current portion of the estimated reorganization liabilities is based on Management’s estimates of the amounts that are reasonably expected to be paid during the next twelve months, which is $0 at December 31, 2003. The amounts the Company will ultimately pay (and the periods in which these amounts will be paid) could differ materially in the near term from the recorded carrying amount (and from the periods in which these amounts were estimated to be paid at the date of reorganization).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currencies – The functional currency of the Company’s subsidiaries was the U. S. Dollar. Gains and losses on foreign currency transactions are included in determining consolidated earnings/losses. During 2003 and 2002, there were no significant foreign currency transactions.

Mining Revenue – Revenues on diatomaceous earth are recorded at the time of shipment. During 2003, White Cliffs sold its diatomaceous earth to six customers, three of whom purchased 26%, 31%, and 32%, respectively. In 2002, all sales were to a single customer.

Income Taxes – The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Income tax information is disclosed in Note 16 to the consolidated financial statements.

Cash Equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Earnings per Share – Basic income (loss) per share is computed by dividing income (loss) applicable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect is to reduce a loss or increase earnings per share. At December 31, 2003 and 2002, the total number of common shares issuable under the exercise of outstanding options was 300,000 and 725,000, respectively. The impact of the Company’s outstanding options would reduce loss per share and therefore are not considered in the calculations.

Environmental Remediation Liabilities – The Company accounts for environmental remediation liabilities under Statement of Position 96-1 “Environmental Remediation Liabilities”, which requires the accrual of environmental remediation liabilities when the criteria for SFAS No. 5 “Accounting for Contingencies” are met. As of December 31, 2003 Management does not anticipate significant environmental remediation liabilities.

Comprehensive Income – SFAS No. 130, “Reporting Comprehensive Income”, requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. During 2003 and 2002, the Company had no items of comprehensive income.

Accounting for Asset Retirement Obligations – In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses accounting and financial reporting for the obligations associated with the retirement of tangible long-term assets. This statement requires that the fair value of a liability for an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying value of the long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS 143 on January 1, 2003, and it did not have any impact on its financial condition or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Estimates in the Preparation of Financial Statements – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-Based Compensation – SFAS No. 123, Accounting for Stock-Based Compensation, defines a fair-value-based method of accounting for stock-based employee compensation and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation at fair value. The Company has chosen to account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, compensation cost for stock options is measured for the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

Had compensation expense been determined as provided in SFAS No. 123 using the Black-Scholes option-pricing model, the pro forma effect of options issued during the years ended December 31, 2003 and 2002 on the Company’s net income and per share amounts would have been as follows:

	Year ended December 31,
(in thousands, except per share amounts)	2003	2002

Net loss	$ (1,034)	$ (437)
ADD: Stock-based employee
compensation included in reported net
income, net of related tax effects	--	--
DEDUCT: Total stock-based employee
compensation expense determined under
fair value based method for all
award, net of related tax effects	(11)	(26)

Pro forma net loss	$ (1,045)	$ (463)

Loss per share:
Basic and diluted - as reported	$ (0.17)	$ (0.0	7)

Basic and diluted - pro forma	$ (0.17)	$ (0.0	8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option grant in 2002 is calculated assuming an expected life of three years, volatility of 297%, an interest rate of 2.85% and a dividend yield of zero.

The fair value of each option grant in 2003 is calculated assuming an expected life of three years, volatility of 254%, an interest rate of 2.11% and a dividend yield of zero.

Recently Issued Accounting Pronouncements - In June 2002, FASB issued SFAS No. 146,Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement supersedes Emerging Issues Task Force Issue No. 94-3,Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The Company does not expect that the adoption of SFAS No. 146 will have a significant immediate impact on the financial condition or results of operations of the Company.

In November 2002, the FASB issued SFAS Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company is currently evaluating the recognition provisions of FIN 45, but does not expect that the adoption of FIN 45 will have a significant immediate impact on the financial condition or results of operations of the Company, as the Company has made no guarantees.

In January 2003, FASB issued SFAS Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity (“VIE”) to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to VIE’s created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for VIE’s created prior to February 1, 2003. As the Company does not currently have an interest in a VIE, management does not expect that the adoption of FIN 46 will have a significant immediate impact on the financial condition or results of operations of the Company.

In May 2003, FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes new standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, except for those provisions relating to mandatorily redeemable non-controlling interests, which have been deferred. The adoption of SFAS No. 150 did not have a material impact on the financial position or results operation of the Company. If the deferred provisions of SFAS No. 150 are finalized in their current form, management does not expect adoption to have a material effect on the financial position or results of operation of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. REORGANIZATION

In September 1998, the Predecessor Entity filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court of the District of Colorado (the “Court”). On January 26, 1999, the Predecessor Entity’s subsidiaries, APMI and AGMI, also filed for relief under Chapter 11. Under the Reorganization Plan approved by the Court on December 11, 1999, primarily all of Atlas’, APMI’s, and AGMI’s liabilities were discharged for consideration of stock in the Reorganized Company and contingent cash distributions to be made upon the sale/realization of certain assets of the Reorganized Company.

During 2002 the Company entered into transactions with certain outside shareholders of APMI and AGMI to acquire the portion of APMI’s and AGMI’s outstanding common stock owned by them. As a result of these transactions, the Company controlled 100% of the voting stock of each AGMI and APMI. In March 2003, the Company merged APMI and AGMI, with APMI remaining as the surviving entity.

In September 2002, the Company signed an option agreement to acquire 100% of the outstanding shares of Western Gold Resources, Inc. On January 3, 2003, all rights under the option agreement were transferred to APMI. During July 2003, a definitive Amended Agreement and Plan of Merger (the “Agreement”), effective June 30, 2003, was consummated (Note 4).

These merger transactions discussed above, completed in 2003 are collectively referred to as the “2003 Mergers”.

As a result of the bankruptcy proceedings, the majority of any remaining claims against the Company are unsecured claims (the “Creditors”). Under the Reorganization Plan, these claims received stock representing 67.5% of the Reorganized Company. Under the terms of the Reorganization Plan and prior to the 2003 Mergers, the Creditors received cash distributions upon the sale of certain assets of the Reorganized Company, including the sale of equipment associated with the Gold Bar mill facility (of which Creditors received approximately 45.9% of net proceeds after payment of certain general and administration costs) and the sale of the Grassy Mountain property located in eastern Oregon (of which Creditors received approximately 65.4% of net proceeds).

Subsequent to and as a result of the 2003 Mergers, Creditors will now receive a distribution of any future net proceeds, after first deducting certain administrative expenses of APMI, of approximately 40.3% from any future sales of Gold Bar mill facility and related assets located near Eureka, Nevada.

The Company accounted for the Reorganization Plan under fresh-start reporting under Statement of Position 90-7, whereby assets were recorded at their estimated reorganization value and liabilities at discounted present values of amounts to be paid.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. WHITE CLIFFS MINE

In June 2002, the Company purchased the White Cliffs Diatomite Mine and processing facilities located approximately 30 miles north of Tucson, Arizona (“White Cliffs”) for $50,000. The property, which had been dormant for several years prior to the Company’s purchase, consists of approximately 3,200 acres of unpatented placer claims, a fully permitted mine and a processing plant with a nominal annual capacity of at least 50,000 tons of finished product. The property was purchased from Arimetco, Inc., of which the Company’s former Chairman and Chief Executive Officer, is President.

In late January 2003, operations were temporarily shut down until such time as improvements could be implemented to the plant instrumentation and equipment and additional sales could be made. In May 2003, operations were resumed at the property, which operated intermittently until operations were again terminated by the Company effective October 31, 2003, in order to conserve cash. At this time, all White Cliff employees were terminated and select pieces of mobile equipment were sold to fund ongoing corporate general and administrative expenses.

The Company had made no determination as of December 31, 2003, regarding the future of the property, but in February 2004 the decision was made by the Company to seek a buyer for the property. Discussions were commenced with several potentially interested parties concerning the possible sale of White Cliffs. In March 2004, the Company retained an independent third party to assist with this effort.

As of December 31, 2003, the aggregate carrying value of the White Cliffs’ assets, including inventory, mineral property, mobile mining equipment, and the mill facility, are approximately $134,000. While no offers for purchase of these assets have been forthcoming, Management believes no impairment to the carrying values should be recorded at December 31, 2003.

4. INVESTMENT IN AFFILIATE

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

Effective June 30, 2003, a definitive Amended Agreement and Plan of Merger (the “Agreement”) was completed between APMI and WGR.  The primary shareholders of WGR were H.R. and Eileen A. Shipes (the “Shipes”) (H.R. Shipes was the Company’s Chief Executive Officer through October 27, 2003). Pursuant to the Agreement, the shareholders of WGR sold 100% of the issued and outstanding shares of WGR to APMI in exchange for 17,400,000 shares of APMI common stock.  Additionally, pursuant to the Agreement, APMI repurchased 2,400,000 shares of its post-transaction common stock from the Shipes in exchange for a $1,136,000 promissory note. The 15,000,000 shares represented approximately 72% of APMI’s total outstanding shares immediately following the exchange. Therefore, the transaction was accounted for as a reverse acquisition of APMI by WGR. As a result of the Agreement, the Company’s ownership in APMI decreased from 97% to approximately 28.2%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s recorded investment in affiliate at December 31, 2003 consists of $226,000 of advances and receivables due from APMI in addition to the Company’s $193,000 investment in APMI (which represents the retained earnings of APMI on June 30, 2003, prior to its merger with WGR), less $80,000, which represents the Company’s proportionate share of APMI losses for the six months ended December 31, 2003. The Company’s proportionate share of APMI equity at December 31, 2003, exceeds the Company’s investment in APMI as a result of APMI’s reorganization adjustment. The tables below summarize the financial position of APMI as of December 31, 2003 and the results of operations for the six months ended December 31, 2003, is as follows:

Financial Position as of December 31, 2003

(unaudited in thousands)
Current assets:
Cash	$ 32
Non-current assets:
Assets held for sale	440
Deferred acquisition costs	20
Equipment	22
Mining Property	4,237

Total Assets	$4,751

Current liabilities:
Accounts payable and accrued expenses	$ 113
Non-current liabilities:
Estimated reorganization liabilities	256
Deferred gain	142
Notes payable, related party	1,140

Total liabilities	1,651
Total shareholders’ equity	3,100

Total liabilities and shareholders’ equity	$4,751

Results of Operation for Six Months Ended December 31, 2003

(unaudited in thousands)
Sales	$ --
Operating expenses	281
Net loss	$ 281

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. INVENTORIES

Inventories consisted of the following at December 31, 2003:

(in thousands)

Stockpiled ore	$ 17
Bagged diatomaceous earth	5
Materials and supplies	3

$ 25

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of cash and cash equivalents and accounts payable approximates their carrying value due to the short-term nature of these instruments. It is not practicable to estimate the fair value of the estimated reorganization liabilities due to uncertainties regarding the amounts and dates that these liabilities will ultimately be paid and due to the uncertainties in estimating an incremental rate of borrowing due to the Company’s current financial condition.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31, 2003:

(in thousands)	Acquisition Costs	Accumulated Depreciation, Depletion & Amortization	Net Book Value

Mineral property	$ 25	$ --	$ 25
Milling facility	21	(1)	20
Mobile mining equipment	86	(22)	64
Furniture and office equipment	10	(7)	3

Total	$ 142	$ (30)	$ 112

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. STOCK OPTION PLAN

On September 7, 2001, the Board of Directors of the Company authorized the approval of a stock option plan (the “Plan”) which was subsequently approved by the shareholders at the 2002 annual meeting. The Plan allows the Board of Directors, or a committee thereof at the Board’s discretion, to grant stock options to officers, directors, key employees, and consultants of the Company and its affiliates. An aggregate of 900,000 shares of common stock has been reserved for issuance upon exercise of the options granted under the Plan. Pursuant to the Plan, the exercise price shall in no event be less than the fair market value of the shares of common stock at the date of grant.

During the year ended December 31, 2001, stock options for 600,000 shares were granted to employees and directors under the Plan. Of these options, 500,000 were granted on September 7, 2001 at an exercise price of $0.12, being the quoted market price of the Company’s shares at the date of grant, are fully vested and expire on September 6, 2011. The remaining 100,000 were granted on November 1, 2001, at an exercise price of $0.09, being the quoted market price of the Company’s shares at the date of grant, are fully vested and expire on October 31, 2011. During 2003, 100,000 options priced at $0.12 and 100,000 options priced at $0.09 were exercised and 100,000 options priced at $0.12 were forfeited.

During the year ended December 31, 2002, stock options for 125,000 shares were granted to employees under the Plan. The options were granted on August 9, 2002, at an exercise price of $0.21, being the quoted market price of the Company’s shares at the date of grant, are fully vested and expire on August 9, 2007. No options were exercised during 2002. During 2003, all 125,000 options issued on August 9, 2002 were forfeited.

During the year ended December 31, 2003, stock options for 50,000 shares were granted to an employee under the Plan. The options were granted on March 26, 2003, at an exercise price of $0.22, being the quoted market price of the Company’s shares on the date of grant, are fully vested and expire on August 9, 2007. The options were forfeited during 2003.

A summary of the status of the Company’s stock options as of December 31, 2003 and 2002, and changes during the years then ended, is presented below:

	2003		2002
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Outstanding, beginning of year	725,000	$ 0.13	600,000	$ 0.12
Granted	50,000	$ 0.22	125,000	$ 0.21
Exercised	200,000	$ 0.11	--
Forfeited	275,000	$ 0.18	--

Outstanding, end of the year	300,000	$ 0.12	725,000	$ 0.13

Options exercisable at year end	300,000	$ 0.12	725,000	$ 0.13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about options outstanding at December 31, 2003:

Exercise price	Number outstanding	Weighted-average remaining contractual life
$ 0.12	300,000	7.7 years

9. STOCKHOLDERS’ EQUITY

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $1 per share. The preferred stock is issuable in series, with designations, rights and preferences to be fixed by the Board of Directors. Through December 31, 2003, no preferred stock has been issued.

During 2002 the Company cancelled 146,415 common shares it repurchased from TRW, Inc.

During 2003 the Company issued 50,000 shares and 100,000 shares priced at $0.16 per share and $0.20 per share, respectively, to two consultants for services rendered. The shares were expensed at fair market value as professional services totaling $28,000.

The Company also issued 300,000 shares priced at $0.30 per share under the terms of a 42-month consulting agreement commencing on October 1, 2003. The Company will recognize expense as earned over the duration of the contract, $6,000 in 2003, and has recorded unearned compensation of $84,000 at December 31, 2003.

The Company issued 100,000 shares under a private placement agreement executed on September 10, 2003 for $0.25 per share.

The Company issued 200,000 common shares due to the exercise of stock options under the Plan (Note 8) of 100,000 shares at $0.12 per share and 100,000 shares at $0.09 per share.

10. IMPAIRMENT OF ASSETS HELD FOR SALE

During the year ended December 31, 2002 net receipts from the sale of equipment at the Gold Bar property did not meet management’s expectations. Due to the continued declining equipment sales and an overall slowdown in the mining industry, the carrying value of the assets held for sale relating to the Gold Bar property and the related estimated reorganization liabilities were reduced by $450,000 and $390,000 respectively and a $60,000 impairment charge was recorded. On December 20, 2002, APMI and Seabridge Gold Inc., (“Seabridge”) (formerly known as Seabridge Resources Inc.) executed an amendment to the option agreement related to the Grassy Mountain property. Pursuant to the agreement, Seabridge made an option payment on December 23, 2002 of $300,000 which was non-refundable and will not be credited against the purchase price of the option should Seabridge exercise the option. The amendment establishes the purchase price for the Grassy Mountain properties at $600,000 payable prior to March 31, 2003. Based upon the amended agreement, the carrying value of the assets held for sale relating to the Grassy Mountain property and the related estimated reorganization liabilities were reduced by $65,000 and $51,000 respectively and a $14,000 impairment charge was recorded. Effective April 2002, management was able to reach settlement agreements with all of the remaining insurance carriers regarding the ongoing CGL Claims litigation. The final CGL claims settlements net of expenses exceeded the recorded book value of the CGL claims at December 31, 2001 of $1,549,000 which resulted in a gain from CGL claims of $66,000 being recognized during 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. RESTRICTED CASH

A summary of restricted cash and securities at December 31, 2003, is as follows:

(in thousands)

Collateral for a reclamation bond (1)	$ 47

(1) Securing performance bond relating to White Cliff’s reclamation obligation.

12. DETAILS OF CERTAIN STATEMENTS OF CASH FLOWS CAPTIONS

The components of the adjustment to reconcile net loss to net cash used in operations as reflected in the Consolidated Statements of Cash Flows are as follows:

	For Years Ended December 31,
(in thousands)	2003	2002

Depreciation, depletion and amortization	$ 26	$ 15
Gain from CGL and environmental claims	(16)	(66)
Loss on sale of property, plant and equipment	11	--
Loss from investment in affiliate	80	--
Shares issued for services	119	--
Unearned compensation	(84)	--
Impairment of assets held for sale	--	74

	$ 136	$ 23

(Increase) decrease in trade/other accounts receivable	$ 25	$ (25)
(Increase) decrease in inventories	20	(45)
Increase in prepaid expense and other current assets	(4)	(16)
Increase in other assets and restricted cash	(2)	(44)
Increase in trade accounts payable	--	10
Increase (decrease) in accrued liabilities	106	(27)
Increase in estimated reorganization liabilities	--	6
Decrease in other liabilities, long-term	(6)	(13)

	$ 139	$ (154)

During 2003 and 2002, the Company paid no amounts for interest or income taxes.

13. COMMITMENTS AND CONTINGENCIES

Other Commitments

During 2002 the Company leased office space on a month-to-month basis from an entity affiliated with the Company’s President. In February 2003, the Company entered into a two-year non-cancelable lease, which expires in January 2005, with a third party. Effective February 1, 2004, the Company assigned the lease to an unrelated third party and is sub-leasing space on a month-to-month basis.

Amounts charged to rent expense for the years ended December 31, 2003 and 2002 were $24,000 and $15,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. RELATED PARTY TRANSACTION

During 2002, the Company paid its one secured creditor, who held a lien on the Gold Bar mill site and equipment as part of a Court-approved claim against the Company, $60,000. The secured creditor is the Company’s President and Chief Financial Officer.

During 2003, the Company sold a piece of mobile mining equipment to APMI, with a net book value of $22,875, for $17,000.

15. INCOME (LOSS) PER SHARE

The following sets forth the computation of basic and diluted income (loss) per share:

	For Years Ended December 31,
(in thousands, except per share data)	2003	2002

Numerator:
Loss from continuing operations	$ 1,034	$ 437

Denominator:
Basic
Weighted average shares outstanding	6,137	6,000

Diluted
Weighted average shares outstanding (1)	6,137	6,000

Basic and diluted income (loss) per share	$(0.17)	$(0.07)

(1)	Outstanding options are not included in the calculation because the effect would be to reduce the loss per share.

16. INCOME TAXES

The Company had no provision for income taxes for the years ended December 31, 2003 and 2002.

Deferred income taxes result from temporary differences in the timing of income and expenses for financial and income tax reporting purposes. The primary components of deferred income taxes result from exploration and development costs; depreciation, depletion and amortization expenses; impairments; and reclamation accruals.

The net deferred tax balances in the accompanying December 31, 2003 balance sheet include the following components:

(in thousands)
Deferred tax assets:
Net operating loss ("NOL") carryovers	$ 6,467
Capital loss ("CL") carryovers	1,050
Post retirement benefit accrual	55
Reorganization expenses	43
Depreciation, depletion and amortization	(21)

Total deferred tax assets	7,594
Deferred tax asset valuation allowance	(7,594)

Net deferred tax assets	$ --

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The change in the Company’s valuation allowance is summarized as follows:

	For Years Ended December 31,
(in thousands)	2003	2002

Valuation allowance, beginning of period	$ 17,113	$ 17,517
Continuing operations	296	151
Restriction of carryforwards	(4,622)	(554)
Deconsolidation of APMI's NOLs	(5,193)	--
Other	--	(1)

	$ 7,594	$ 17,113

A reconciliation of expected federal income taxes at statutory rates with the expense for income taxes is as follows:

	For Years Ended December 31,
(in thousands)	2003	2002

Expected income tax benefit at statutory rates	$ (362)	$ (151)
Expiration of carryforwards	4,622	554
Deconsolidation of subsidiary	5,259	--
Decrease in deferred tax asset valuation allowance	(9,519)	(403)

Income tax expense	$ --	$ --

At December 31, 2003 the Company has unused U.S. capital loss carryovers of $3,000,000 which began expiring in 2002 and go through 2022. The Company also has U.S. alternative minimum tax credit (AMT) carryovers of $127,000, which can be carried forward indefinitely. At December 31, 2003, the Company has U.S. NOL carryovers of $18,593,000, which begin to expire in 2008.

17. SUBSEQUENT EVENTS

In September 2003, an investor remitted $25,000 to the Company for the purchase of 100,000 non-restricted, free trading shares. Prior to the Company’s being able to complete the transaction, the investor requested a refund of the $25,000, which is recorded as an accrued liability as of December 31, 2003. Being unable to comply with the request for cash repayment, on February 9, 2004, the investor was issued 100,000 shares of stock, pursuant to and as defined by Rule 144 of the Securities Act of 1933, at $0.25 per share.

_____________________________________________________________

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 8A. CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO’) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report. Based on that review and evaluation, the CEO and CFO have concluded that Company’s current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers, Promoters and Control Persons

The following table sets forth certain information regarding the Company’s directors and officers as of April 12, 2004:

Name and Position	Age	Director of the Company Since	Position and Offices Held	Principal Occupation, Past 5 Years’ Business Experience and Other Directorships Held

H.R. (Roy) Shipes Director	61	Sept. 7, 2001	Chairman and Secretary and Director(1)

President and CEO of: Western States Engineering, Inc. from May 1994 to December 2003, Western Gold Resources, Inc. from May 1994 to May 2003, TSC Enterprises, Inc. from January 1988 to December 2003 and American International Trading Company, Inc. from November 1994 to December 2003; President of Arimetco International Inc. (3), 1990 to present.

Gerald E. Davis Director	55	Sept. 7, 2001	Chief Executive Officer, President and Chief Financial Officer(2)

Chief Financial Officer and previously other management positions with Archangel Diamond Corporation, Denver, Colorado, from May 1997 to December 2002; Director of International Green Ice Inc. from May 2000 to July 2003.

Douglas R. Cook Director	78	July 21, 1988

President of Cook Ventures, Inc., a geological consulting firm; Chairman of the Board of Atlas from November 1, 1996 to September 18, 1998; Director, Parker Mining since March 2001; Chairman, Gold Summit Corporation since April 2003; Director, Pegasus Mining Corporation from April 1991 to January 1999. Director, Archangel Diamond Corporation, December 1996 to July 1998.

Robert L. Miller Director	47	Sept. 7, 2001	Vice President and CFO, since April 2001, of Lindner Asset Management, Inc.; and Vice President, Franklin Enterprises, Inc., private investment management, since 1987.

(1)

Mr. Shipes was appointed by the Company as Chairman, Chief Executive Officer and Corporate Secretary on March 11, 2002 after having previously been appointed Chief Executive Officer on September 7, 2001. Mr.Shipes resigned as Chief Executive Officer effective October 27, 2003.

(2)

Mr. Davis was appointed by the Company as President and Chief Financial Officer on March 11, 2002 after having previously been appointed Chairman, Principal Financial Officer and Secretary on September 7, 2001. Mr. Davis was appointed as Chief Executive Officer effective October 27, 2003

(3)	A wholly-owned subsidiary of Arimetco International Inc. filed Chapter 11 Bankruptcy in January 1997.

Audit Committee

The Audit Committee of the Board of Directors is comprised of Robert L. Miller (Chairman), and Douglas R. Cook. The Board of Directors has determined that both Mr. Miller and Mr. Cook are independent members, as that term is defined under the enhanced independence standards for audit committee members in the Securities and Exchange Act of 1934. The Board of Directors has also determined that Robert L. Miller is an Audit Committee Financial Expert as that term is defined in rules issued pursuant to the Sarbanes-Oxley Act of 2002.

Section 16 (a) Beneficial Ownership Reporting Compliance

Under Section 16 of the Securities Exchange Act 1934, the Company’s directors and executive officers and persons holding more than 10% of the Company’s Common Stock are required to file certain forms to report their initial ownership of Common Stock and subsequent changes to that ownership to the Securities and Exchange Commission by specified due dates. Based solely on a review of copies of such forms, or written representations of such persons, to the Company’s knowledge, all of these filing requirements were satisfied.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Code of Ethics will be made available to any shareholder, free of charge, upon written request to the Company.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth all compensation paid by the Company, for the years ended December 31, 2003, 2002, and 2001 to the Company’s Named Executive Officers. No executive officer received cash compensation in excess of $100,000 during the fiscal year ended December 31, 2003.

Named Executive Officers are all individuals serving as the Company’s Chief Executive Officer (“CEO”) or acting in a similar capacity during the last completed fiscal year, regardless of compensation level.

Name and Principal Position	Annual Compensation			Long-Term Compensation

				Awards		Payouts

	Year (1)	Salary ($)	Bonus ($)	Restricted Shares or Restricted Share Units ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

H.R. (Roy) Shipes (2)	2003	42,000	Nil	Nil	Nil	Nil	Nil
Chairman and Secretary	2002	61,000	Nil	Nil	Nil	Nil	Nil
	2001	7,500	Nil	Nil	50,000(5)	Nil	Nil

Gerald E. Davis (3)(4)	2003	75,000	Nil	Nil	Nil	Nil	Nil
Chief Executive Officer,	2002	90,000	Nil	Nil	Nil	Nil	Nil
President, and Chief	2001	18,750	Nil	Nil	50,000(5)	Nil	Nil
Financial Officer

(1)	Fiscal year ended December 31.
(2)

Mr. Shipes was appointed by the Company as Chairman, Chief Executive Officer, and Secretary on March 11, 2002 after having previously been appointed Chief Executive Officer on September 7, 2001. Mr.Shipes resigned as Chief Executive Officer effective October 27, 2003.

(3)

Mr. Davis was appointed by the Company as President and Chief Financial Officer on March 11, 2002 after having previously been appointed Chairman, Principal Financial Officer and Secretary on September 7, 2001. Mr. Davis was appointed as Chief Executive Officer effective October 27, 2003.

(4)	Effective October 1, 2003, Mr. Davis agreed to defer payment of his monthly salary of $8,333.33 until such time as the Company is in better financial condition.
(5)	Stock options granted on September 7, 2001, exercisable at $0.12 per share expiring on or before September 6, 2011, pursuant to the Atlas Minerals Inc. 2001 Stock Option Plan (the "Plan").

The Company has no employment agreements with its Executive Officers.

The Company did not re-price downward any stock options or SARs held by the Named Executive Officers during the fiscal year ended December 31, 2003.

Aggregated Option Exercises During The Most Recently Completed Fiscal Year And Fiscal Year-End Option Values

The Named Executive Officers each exercised 100,000 options during the most recently completed fiscal year ended.

Name	Securities Acquired on Exercise (#)	Aggregate Value Realized ($)	Unexercised Options/SARs at FY-End Exercisable/ Unexercisable (#)	Value of Unexercised in-the-Money Options/SARs at FY-End Exercisable/ Unexercisable ($)

H.R. Shipes	100,000	24,500	50,000/0	6,000/0
Chairman and Secretary

Gerald E. Davis	100,000	24,500	50,000/0	6,000/0
CEO, President and CFO

There were no stock option grants during the year ended December 31, 2003.

Stock Options

Securities authorized for issuance under equity compensation plans as at the fiscal year ended December 31, 2003 are as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans	300,000	$ 0.12	600,000
approved by security holders

Equity compensation plans	None	N/A	N/A
not approved by security
holders
Total	300,000	$ 0.12	600,000

Compensation Of Directors

Effective September 7, 2001, Directors are entitled to receive $1,000 for each meeting, with a cap on such compensation at $5,000 per year, plus $500 for each committee meeting. Of the $35,500 owed to Directors for attendance of such meetings during the fiscal year ended December 31, 2002, $22,000 was paid and the balance of $13,500 was accrued. No compensation was paid to Directors during the fiscal year ended December 31, 2003, with the full amount due to Directors for attendance of meetings, $20,000, being accrued.

The Board of Directors of the Company has awarded stock options to acquire Common Stock of the Company to its directors in recognition of services (see Stock Option Plan Information and Stock Options above). The Company did not re-price downward any stock options held by any of its directors during the fiscal year ended December 31, 2003

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table contains information concerning the only persons believed by the Company to own more than 5% of the Company’s Common Stock and (i) each director of the Company, (ii) the Company’s executive officers, and (iii) all directors and executive officers as a group. No officer or director owned any stock in any subsidiary of the Company as of April 12, 2004.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

H.R. (Roy) Shipes, Chairman, Secretary and Director (1)	1,196,686	(3)	16.94%
8040 South Kolb Road
Tucson, AZ 85706

GDLF, LLC (2)	959,981		13.59%
5397 E. Mineral Circle
Centennial, CO 80122

Vincent J. Catalano	780,659		11.05%
2030 W Clybourn Street
Milwaukee, WI 53233

Gerald E. Davis, CEO, President, CFO, and Director (1)	463,304	(3)	6.56%
10920 West Alameda Avenue, Suite 205
Lakewood, CO 80226

Robert L. Miller, Director (1)	100,000	(4)	1.42%
520 Lake Cook Road, Suite 380
Deerfield, IL 60015

Douglas R. Cook, Director (1)	125,595	(4)	1.78%
2485 Greensboro Drive
Reno, NV 89509

All current directors and executive officers as a group (4 persons)	1,885,585		26.69%

(1) Includes shares which the listed shareholder has the right to acquire from options within 60 days of the date hereof, as follows: H.R. Shipes, 50,000; Gerald E. Davis, 50,000; Robert L. Miller, 100,000; and Douglas R Cook, 100,000, for a total of 300,000 shares.

(2) GDLF, LLC, a private investment company, beneficially owns and has sole voting and dispositive power over these shares of Common Stock.

(3) Includes 50,000 stock options granted on September 7, 2001, pursuant to the Company’s Stock Option Plan (the “Plan”). The stock options are exercisable at $0.12 per share expiring on or before September 6, 2011.

(4) Includes 100,000 stock options granted on September 7, 2001, pursuant to the Company’s Stock Option Plan (the “Plan”). The stock options are exercisable at $0.12 per share expiring on or before September 6, 2011.

Change In Control

There is no arrangement known to the Company, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following describes the transactions during the past two years, or proposed transactions in excess of $60,000, to which the Company was or is to be a party in which any director, executive officer, nominee for election as a director, 5% or greater shareholder or any member of the immediate family of the aforementioned persons had or is to have a direct or indirect material interest.

During July 2003, a definitive Amended Agreement and Plan of Merger (the “Agreement”) was consummated effective June 30, 2003 between whereby Atlas Precious Metals Inc. (“APMI”), which voting stock was 100% controlled by the Company, acquired 100% of the outstanding shares of Western Gold Resources, Inc. (“WGR”), a private Florida company.

Prior to the merger, Gerald E. Davis, the Company’s President and Chief Financial Officer, owned 313,304 shares (5.3% of the outstanding shares) of the Company and 500,000 shares (4.0% of the outstanding shares) of WGR. Upon completion of the merger, Mr. Davis owned 999,896 shares (4.7%) of the APMI merged entity.

Prior to the merger, H.R. (Roy) Shipes, the Company’s then-Chief Executive Officer and its current Chairman and Secretary), owned 1,046,686 shares (17.5% of the outstanding shares) of the Company and 7,500,000 shares (60.0% of the outstanding shares) of WGR. Upon completion of the merger, Mr. Shipes owned 10,109,487 shares (47.8%) of the APMI merged entity. Under the terms of the Agreement, H.R. and Eileen A. Shipes (“Shipes’”) also received from APMI a promissory note payable in the amount of $64,000. The Agreement also contains a separate repurchase agreement whereby APMI repurchased 2,400,000 common shares of APMI’s post-transaction common stock from Shipes in exchange for a $1,136,000 promissory note.

   ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit Number	Exhibit

2.1	Atlas Corporation's second amended plan of reorganization	(1)

2.2	Atlas Precious Metals Inc.'s second amended plan of reorganization	(1)

2.3	Atlas Gold Mining Inc.'s revised second amended plan of reorganization	(1)

3.1	Articles of Incorporation of Atlas Minerals Inc. dated February 3, 2000

3.2	Bylaws of Atlas Minerals Inc. dated February 10, 2000	(2)

10.1	Moab Utah Millsite Transfer Agreement dated April 28, 1999 between Atlas Corporation, the
	Official Unsecured Creditors Committee, the NRC, the State of
	Utah and ACSTAR Insurance Companies	(3)

10.2	Revised second amended joint disclosure statement of
	Atlas Corporation, Atlas Gold Mining
	Inc. and Atlas Precious Metals Inc.	(4)

Exhibit Number	Exhibit

10.6	Option Agreement among Seabridge Resources Inc., Newco, Atlas Precious Metals Inc. and
	Atlas Minerals Inc. effective February 14, 2000,
	for purchase of the Grassy Mountain property	(5)

10.7	First Amendment to Option Agreement effective December 31, 2000,
	by and among Atlas Precious Metals Inc, Atlas Minerals Inc.,
	Seabridge Resources Inc., and Newco	(5)

10.8	Second Amendment to Option Agreement effective July 31, 2001,
	by and among Atlas Precious Metals Inc, Atlas Minerals Inc.,
	Seabridge Resources Inc., and Newco	(6)

10.9	Stock Option Plan dated September 7, 2001	(6)

10.10	Form of Stock Option Agreement between the Company and the Optionees	(6)

10.11	Third Amendment to Option Agreement effective December 20, 2002,
	by and among Atlas Precious Metals Inc, Atlas Minerals Inc.,
	and Seabridge Gold Inc.	(7)

10.12	2003 Consultant Stock Grant Plan dated November 14, 2003	(8)

10.13	Option Agreement dated September 4, 2002, between the Company
	and Western Gold Resources, Inc.	(9)

10.14	Amendment dated January 3, 2003, to the Option Agreement
	dated September 4, 2002 between the Company and Western Gold Resources,
	Inc. transferring the Option Agreement to Atlas Precious Metals Inc.	(9)

10.15	Amendment dated March 31, 2003, to the Option Agreement between
	Atlas Precious Metals Inc. and Western Gold Resources, Inc.	(9)

10.16	Amended Agreement and Plan of Merger effective June 30, 2003, between
	Atlas Precious Metals Inc. and Western Gold Resources, Inc.	(9)

10.17	Subscription Agreement dated September 9, 2003, between the Company and Thomas G. Kiser	(9)

10.18	Consulting Agreement dated October 1, 2003, between the Company and Thomas G. Kiser	(9)

21.0	Subsidiaries of the Company	(9)

31.1	Certification of the Chief Executive Officer and Chief Financial Officer
	Pursuant to Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, as adopted pursuant to
	Section 302 of The Sarbanes-Oxley Act of 2002	(9)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer
	Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of
	The Sarbanes-Oxley Act of 2002	(9)

(1)	Incorporated by reference to the Company’s Report on Form 8-K filed on February 4, 2000.
(2)	Incorporated by reference to the Company’s annual report on Form 10-KSB for the year ended December 31, 1999.
(3)	Incorporated by reference to the Company’s quarterly report on Form 10-QSB filed on August 13, 1999.
(4)	Incorporated by reference to the Company’s quarterly report on Form 10-QSB filed on November 12, 1999.
(5)	Incorporated by reference to the Company’s annual report on Form 10-KSB for the year ended December 31, 2000 and filed May 15, 2001.

(6)	Incorporated by reference to the Company’s annual report on Form 10-KSB for the year ended December 31, 2001 and filed April 15, 2002.
(7)	Incorporated by reference to the Company’s annual report on Form 10-KSB for the year ended December 31, 2002 and filed March 28, 2003.
(8)	Incorporated by reference to the Company’s S-8 registration filed on November 14, 2003.
(9)	Filed herewith and attached to this Form 10-KSB.

(b) The following reports on Form 8-K or Form 8-K/A were filed during the fourth quarter of 2003.

Date Filed with SEC	Items Reported

_________________________________________________________________________________________

October 6, 2004	Exhibits attached: Western Gold Resources, Inc. - Consolidated Financial Statements; and Atlas Minerals Inc. - Unaudited Pro Forma Condensed Consolidated Statement of Operations.

_________________________________________________________________________________________

November 25, 2003	Financial results for the nine months ended September 30, 2003 and announcing that all operations at the White Cliffs mine and mill complex were temporarily ceased effective November 1, 2003.

_________________________________________________________________________________________

December 3, 2003	The Company announced a plan for Atlas Minerals to spin-off to its shareholders its approximately 28.2% interest in APMI.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table lists those services provided by the Company’s principal accountant and the associated fees for the 2003 and 2002 fiscal years:

Services	2003	2002

Audit Fees
Fees relating to audit of the Company's annual financial statements, the reviews of
the financial statements filed on Forms 10-Q, and reviews of Forms S-8	$37,833	$28,835

Audit-Related Fees
Fees for engagements traditionally performed by an auditor such as statutory audits not relied upon for the consolidated financial statements audit, employee benefits plan
audits, accounting consultation, acquisition due diligence, and other similar services	$ 0	$ 0

Tax Fees
Fees for tax compliance and tax consulting services	$ 0	$ 0

All Other Fees
Fees for other professional services	$ 0	$ 0

Audit Committee Prior Approval Policies

The Company’s Audit Committee Charter provides that the audit committee must pre-approve the engagement of the Company’s principal independent accountants to provide non-audit services. The Company’s Audit Committee has not established any policies or procedures other than those required by SEC rules on auditor independence. No non-audit services were provided by the Company’s principal independent accountants in 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS MINERALS INC.

By: /s/ Gerald E. Davis
Name: Gerald E. Davis
Title: Chief Executive Officer, President
          and Chief Financial Officer

Date: April 12, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each individual whose signature appears below hereby designates and appoints Gerald E. Davis as such person’s true and lawful attorney-in-fact and agent (the “Attorney-in-Fact”) with full power of substitution and resubstitution, for each person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, which amendments may make such changes in this Annual Report on Form 10-KSB as the Attorney-in-Fact deems appropriate and to file each such amendment with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto the Attorney-in-Fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that the Attorney-in-Fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

By: /s/ H.R. (Roy) Shipes H.R. (Roy) Shipes Title: Chairman, Secretary and Director	Date: April 12, 2004

By: /s/ Gerald E. Davis Gerald E. Davis Title: CEO, President, CFO and Director	Date: April 12, 2004

By: /s/ Douglas R. Cook Douglas R. Cook Title: Director	Date: April 12, 2004

By: /s/ Robert L. Miller Robert L. Miller Title: Director	Date: April 12, 2004